Form 10QSB
period 2005-08-15
BINGO.COM LTD.
filed 2005-08-16
CIK 1318482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-QSB

(Mark one)

[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

[    ]      [    ]     TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT
                        For the transition period from _____________ to ____________

Commission File Number:  333-120120-01

        BINGO.COM, LTD.

(Exact name of small business issuer as specified in its charter)

ANGUILLA	98-0206369
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Spencer House, Box 821

The Valley, Anguilla, B.W.I.

(Address of principal executive offices)

(264) 497-8129

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes [X]      No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer's common stock, no par value per share, was 26,775,903 as of August 15, 2005.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

BINGO.COM, INC.

QUARTERLY REPORT ON FORM 10-QSB

FOR THE PERIOD ENDED JUNE 30, 2005

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements.

BINGO.COM, INC.

Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$1,191,682	$74,032
Accounts receivable	39,489	56,588
Inventory	532	864
Prepaid expenses	102,737	19,083
Total Current Assets	1,334,440	150,567

Equipment, net	111,876	118,933

Other assets	15,989	7,659

Domain name rights and intangible assets	1,289,786	1,294,730

Deferred tax asset, less valuation allowance of $958,701 (2004 - $3,140,726) (Note 3)	-	-

Total Assets	$2,752,091	$1,571,889

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$466,593	$466,864
Accounts payable - related party (Note 4)	42,860	112,857
Accrued liabilities	118,798	74,319
Accrued liabilities - related party (Note 4)	21,253	6,403
Unearned revenue	112,374	115,500
Total Current Liabilities	761,878	775,943

Long-term liabilities
Loan payable - related party (Note 4)	128,995	157,042
Total Long-Term Liabilities	128,995	157,042

Total Liabilities	890,873	932,985

Commitments and contingencies

Stockholders' equity (Note 2):
Common stock, no par value, unlimited shares authorized, 26,575,903 shares issued and outstanding (December 31, 2004 - 24,399,086)	11,234,281	10,095,698
Warrant "B" - subscription shares	50,000	-
Accumulated deficit	(9,447,643)	(9,481,374)
Accumulated other comprehensive loss: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	1,861,218	638,904

Total Liabilities and Stockholders' Equity	$2,752,091	$1,571,889

See accompanying notes to consolidated financial statements.

BINGO.COM, INC.

Consolidated Statements of Operations

For the periods ended June 30, 2005 and 2004

(Unaudited)

	Six Months ended June 30, 2005	Six Months ended June 30, 2004	Three Months ended June 30, 2005	Three Months ended June 30, 2004

Advertising Revenue	$817,529	$493,941	$413,978	$247,752
Cash Bingo Revenue	43,361		43,361
Total Revenue	860,890	493,941	457,339	247,752

Cost of revenue	211,594	100,410	111,313	53,446

Gross profit	649,296	393,531	346,026	194,306

Operating expenses:
Depreciation and amortization	20,123	12,675	12,564	6,574
General and administrative	528,238	271,886	294,086	118,385
Sales and marketing	65,908	17,133	36,548	8,646
Total operating expenses	614,269	301,694	343,198	133,605

Income before other income (expense)	35,027	91,837	2,828	60,701

Other income (expense):
Foreign exchange gains (losses)	(5,899)	5,097	(4,129)	4,142
Gain on settlement of debt	-	30,967	-	30,967
Gain (loss) on disposal of Equipment	23	-	23	-
Interest expense	(1,370)	(53,954)	(689)	(11,602)
Interest expense - warrant debenture discount	-	(249,612)	-	(221,383)
Interest income	5,950	18	3,489	7

Income (loss) before income taxes	33,731	(175,647)	1,522	(137,168)

Income tax expense (Note 3)	(2,182,025)	-	(2,170,752)	-
Tax benefit of net operating loss carry forward	2,182,025	-	2,170,752	-

Net income (loss)	$33,731	$(175,647)	$1,522	$(137,168)

Net income (loss) per common share, basic and diluted	$0.00	$(0.01)	$0.00	$(0.01)

Weighted average common shares outstanding, basic and diluted	25,367,320	16,063,399	26,224,310	21,132,386

See accompanying notes to consolidated financial statements.

BINGO.COM, INC.

Consolidated Statements of Stockholders' Equity

For the period ended  June 30, 2005

(Unaudited)

	Common stock			Accumulated Other Comprehensive income
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2004	24,399,086	$ 10,095,698	$ (9,481,374)	$ 24,580	$ 638,904

Exercise of stock options	435,950	33,423	-	-	33,423

Private Placement	1,339,667	1,004,750	-	-	1,004,750

Exercise of Warrant "B"	380,000	95,000	-	-	95,000

Exercise of Stock Options	21,200	5,410	-	-	5,410

Net Income	-	-	33,731	-	33,731
Balance, June 30, 2005	26,575,903	$ 11,234,281	$ (9,447,643)	$ 24,580	$ 1,811,218

See accompanying notes to consolidated financial statements.

BINGO.COM, INC.

Consolidated Statements of Cash Flows

For Six Months Ended June 30, 2005 and 2004

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income (loss)	$33,731	$(175,647)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	20,123	12,675
Gain on settlement of debt	-	(30,967)
Gain on disposal of equipment	(23)
Amortization of warrants - debenture discount	-	249,612
Changes in operating assets and liabilities:
Accounts receivable	17,099	(17,526)
Prepaid expenses	(83,654)	(16,305)
Inventory	332	(627)
Other assets	(8,330)	3,415
Accounts payable and accrued liabilities	(10,939)	978
Unearned revenue	(3,126)	48,239
Net cash (used in) provided by operating activities	(34,787)	73,847

Cash flows from investing activities:
Acquisition of equipment	(8,309)	(8,793)
Acquisition of intangible asset - email list	-	(30,000)
Proceeds on disposal of equipment	210	-
Net cash used in investing activities	(8,099)	(38,793)

Cash flows from financing activities:
Exercise of stock options	38,833	-
Exercise of Warrant "B"	95,000	-
Exercise of Warrant "B" - subscription shares	50,000	-
Proceeds from private placement	1,004,750	-
Repayment of loans and notes payable	(28,047)	(8,687)
Net cash provided by (used in) financing activities	1,160,538	(8,687)

Net increase in cash	1,117,650	26,367

Cash, beginning of period	74,032	34,046
Cash, end of period	$1,191,682	$60,413

Supplementary information:
Interest paid	$1,370	$1,306
Income taxes paid	$-	$-

Non-cash transactions
Conversion of Debenture "A" and accrued interest into common shares	$-	$1,650,667

See accompanying notes to consolidated financial statements.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2005 and 2004

(Unaudited)

1.        Basis of Presentation:

The accompanying unaudited financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations.  In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented.  All adjustments are of a normal recurring nature, except as otherwise noted below.  These financial statements should be read in conjunction with Bingo.com, Ltd.'s (the "Company") audited consolidated financial statements and notes thereto for the year ended December 31, 2004, included in the Company's Annual Report on Form 10-KSB, filed March 21 2005, with the Securities and Exchange Commission.  The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Certain comparative figures have been reclassified to conform to the presentation adopted in the current period.

During the quarter ended June 30, 2005, Bingo.com, Inc. completed a merger with its wholly- owned subsidiary Bingo.com, Ltd. The surviving corporation of the merger is Bingo.com, Ltd. which is domiciled in Anguilla, British West Indies.  All of the outstanding common shares of Bingo.com, Ltd. were registered by Bingo.com, Inc. and Bingo.com, Ltd. under an S-4 registration statement dated March 3, 2005.  The S4 registration statement became effective on March 8, 2005. The principal reason for Bingo.com, Inc.'s merger with its subsidiary Bingo.com, Ltd. was to facilitate Bingo.com, Inc.'s reincorporation under the International Business Companies Act of Anguilla, B.W.I. Anguilla, B.W.I. is a corporate tax free jurisdiction.  Effective Thursday, April 7, 2005, the shares of Bingo.com, Ltd. began trading under the new ticker symbol "BNGOF".

2.       Stockholder's Equity:

During the quarter ended June 30, 2005, Bingo.com, Ltd. completed a non-brokered private placement offering of 1,339,667 common shares at $0.75 per share which raised gross proceeds of $1,004,750. The private placement was completed under Regulation S.  Proceeds of the private placement will be used for general working capital and as a reserve for potential future acquisitions.

In addition, subsequent to the quarter ended June 30, 2005, the holders of Warrant B exercised 380,000 warrants in accordance with the terms of Warrant B at a price of $0.25 per share for $95,000. Bingo, Inc. exercised 200,000 warrants in accordance with the terms of Warrant B at a price of $0.25 per share for $50,000. These funds were received before the quarter ended June 30, 2005, but the shares were only issued subsequent to the quarter ended June 30, 2005.

During the quarter ended June 30, 2005, the holders of stock options exercised their options for 21,200 shares for $5,410 at exercise prices ranging from $0.05 to $0.30 per share.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2005 and 2004

(Unaudited)

2.     Stockholder's Equity: (Continued)

We have adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148") effective December 2002. SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, we continue to apply the accounting provisions of Accounting Principles

Board ("APB") Opinion Number 25, "Accounting for Stock Issued to Employees", and related interpretations, with regard to the measurement of compensation cost for options granted under the Company's Stock Option Plans. No employee compensation expense has been recorded as all options granted had an exercise price greater than the market value of the underlying common stock on the date of grant. Had expense been recognized using the fair value method described in SFAS 123, using the Black-Scholes option-pricing model, we would have reported the following results of operations:

	Six Months ended June 30,		Three Months ended June 30,
	2005	2004	2005	2004
Net Income (loss) for the period	$33,731	$(175,647)	$1,522	$(137,168)
Deduct : Total stock based employee expense	-	(40,592)	-	(13,415)
Net income (loss) for the period - pro forma	$33,731	$(216,239)	$1,522	$(150,583)
Basic income (loss) per share - as reported	$0.00	$(0.01)	$0.00	$(0.01)
Basic income (loss) per share - pro forma	$0.00	$(0.01)	$0.00	$(0.01)
Weighted average fair value of Options granted during period	$0.00	$0.06	$0.00	$0.11

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Six months ended June 30,		Three months ended June 30,
	2005	2004	2005	2004
Expected dividend yield	-	-	-	-
Expected stock price volatility	-	166 - 175%	-	166%
Risk-free interest rate	-	0.99 - 1.01%	-	0.99%
Expected life of options	-	5 years	-	5 years
Block Discount Applied	-	40%	-	40%

The block discount applied was due to the illiquidity of shares.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2005 and 2004

(Unaudited)

2.        Shareholders' Equity: (Continued)

In December 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

Subsequent to the quarter ended June 30, 2005, the administrators of the 2005 stock option plan granted 835,000 options at $0.60 per share.

3.    Income Taxes

June 30, 2005
Computed "expected" tax (expense) benefit	$(11,468)
Increase (reduction) in income taxes resulting from income taxes in a other tax jurisdictions	(723)
Other	15,981
Change in taxation rates in other tax jurisdictions	-
Change in exchange rates	(27,601)
Merger of Bingo.com, Inc. with Bingo.com Ltd.	(2,158,214)
Change in valuation allowance	2,182,025
$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2005 and December 31, 2004, are presented below:

	2004	2004
Deferred tax assets:
Net operating loss carry forwards	$958,701	$3,140,726

Valuation Allowance	(958,701)	(3,140,726)
	$-	$-

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2005 and 2004

(Unaudited)

3.    Income Taxes (Continued)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in assessing the realizability of deferred tax assets.  In order to fully realize the deferred tax asset attributable to net operating loss carryforwards, the Company will need to generate future taxable income of approximately $2,200,000 in Canada prior to the expiration of the net operating loss carryforwards. These net operating loss carryforwards begin expiring in 2007 in Canada.

4.    Related Party Transactions

For the period ending June 30, 2005, the Company has outstanding loans payable for $81,454 (December 31, 2004 - $110,871) from a current director and officer of the Company. This loan has no fixed repayment terms and is non-interest bearing.

For the period ending June 30, 2005, the Company has an outstanding loan payable for $47,541 (December 31, 2004 - $46,171) from a company owned by a current director and officer of the Company. Interest accrues on the outstanding amount at the rate of 7% per annum and is included in the balance of the loan.

In addition the Company has a liability of $41,718 (December 31, 2004 - $113,065), to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by the current director and officer of the Company.

Bingo, Inc. was issued a total of 200,000 common stock purchase warrants at a price of $0.25 per share, in connection with the Debenture "B" in July 2002. During the quarter ended June 30, 2005, Bingo, Inc. exercised the warrants for $50,000. The shares were however only issued after the quarter ended June 30, 2005. A current director and officer of the Company, is the potential beneficiary of various discretionary trusts that hold approximately 80% of the shares of Bingo, Inc.

Payments made to Bingo, Inc. in relation to the domain name purchase payment totaled $34,436 during the quarter ended June 30, 2005 (Quarter ended June 30, 2004 - $19,757).

5.        Segmented information:

The Company operates in one reportable business segment, the business of providing games and entertainment based on the game of bingo through its internet portal, www.bingo.com, supported mainly by selling advertising on the website.  During the quarter ended June 30, 2005, the Company commenced a new source of revenue offering Bingo for cash. The revenue for the last three years has been derived primarily from advertising business.

BINGO.COM, INC.

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2005 and 2004

(Unaudited)

6.          Concentrations

            Major customers

The Company has concentrations with respect to the volume of business conducted with several major customers.  For the period ended June 30, 2005, the Company made sales of $223,300 and $136,250 to two customers, which were in excess of 10% of total sales. For the period ended June 30, 2004, the Company made sales of $105,000 and $80,000 to two customers, which were in excess of 10% of total sales.  These customers to whom sales represent more than 10% of the total sales are agents representing multiple advertising customers who advertise on the Company's website.

            Equipment

The Company's equipment is located as follows:

Net Book Value	June 30, 2005	December 31, 2004

Canada	$41,728	$42,661
Curacao, Netherlands Antilles	70,148	76,272
	$111,876	$118,933

7.       Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company has concentrations of credit risk with respect to accounts receivable, as large amounts of its accounts receivable are concentrated geographically in the United States and the United Kingdom amongst a small number of customers.  As of June 30, 2005, four customer totaling $8,094, $6,500, $5,967 and $5,000, who accounted for total accounts receivable greater than 10%. As of December 31, 2004, three customers, totaling $8,945, $14,000 and $17,400 accounted for total accounts receivable greater than 10%. The Company controls credit risk through monitoring procedures and receiving prepayments of cash for services rendered.  The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable.

ITEM 2.            Management's Discussion and Analysis or Plan of Operation

The following Management's Discussion and Analysis or Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below.  Bingo.com, Ltd.'s (the "Company", "we", or "us") actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and the Management Discussion and Analysis or plan of Operations included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

FORWARD LOOKING STATEMENTS

All statements contained in this Quarterly Report on Form 10-QSB and the documents incorporated herein by reference, as well as statements made in press releases and oral statements that may be made by us or by officers, directors or employees acting on our behalf, that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Readers should consider statements that include the terms "believe," "belief," "expect," "plan," "anticipate," "intend" or the like to be uncertain and forward-looking. In addition, all statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin, anticipated expense levels and liquidity and capital resources, constitute forward-looking statements. Particular attention should be paid to the facts of our limited operating history, the unpredictability of our future revenues, our need for and the availability of capital resources, the evolving nature of our business model, and the risks associated with systems development, management of growth and business expansion.  Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear.  Readers should consider the risks more fully described in our Annual Report on Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission (the "SEC") and should not place undue reliance on any forward-looking statements.

OVERVIEW

We are in the business of developing and operating a bingo based Web portal designed to provide a variety of free and cash games, and other forms of entertainment, including an online community, chat rooms, contests, sweepstakes, tournaments, and more.  We envision becoming the preeminent bingo-based Web portal on the Internet, using our bingo.com domain name and incorporating a variety of games and content to attract and retain a large number of subscribers.  Our existing Website has attracted over 1,200,000 registered users.  We intend to continue to build on this subscriber base to further develop our online presence.

We generate revenue principally from the free Website, which is supported by advertising revenue obtained by displaying advertisements on our Web site and delivering advertisements to our players by email. During the quarter ended June 30, 2005, we commenced offering traditional bingo for cash. We have obtained a license from, and commenced operating in Curacao, Netherlands Antilles.

The free site provides content to our players in the form of free-to-play, multiplayer theme bingo games, such as Astrology Bingo, Cupid Bingo, and the like, as well as online video poker, sweepstakes and slot machines.  We also offer our registered players other forms of entertainment such as fortune telling, chat rooms, and member profiles.

We intend to continue to build on the success of the existing free and cash site by offering a greater depth and variety of content that we expect will hold subscribers and allow us to generate more revenue through advertising and cash bingo.

We have made a significant investment in the development of our website, purchase of domain name, branding, marketing, and maintaining operations.  As a result we have incurred significant losses since inception, and as of June 30, 2005, had an accumulated deficit of $9,447,643.  For the last four quarters, we have been profitable for the first time in our history. Management anticipates that this trend will continue.

Moving forward, we plan to continue to control operating costs and expansion costs so as to continue to operate profitably and efficiently. We are working to settle old, outstanding accounts payable, and have completed a financing of $1,004,750 so that we can move forward with a stable financial footing.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which except for lack of all detailed note disclosures, have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to impairment or disposal of long-lived assets, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider the following accounting policies to be both those most important to the portrayal of our financial condition and require the most subjective judgment:

- Revenue recognition;

- Impairment of long-lived assets and long-lived assets to be disposed of;

Revenue recognition:

The Company generates the majority of its revenue from the sale of advertising on its website. However the Company commenced offering traditional bingo for cash. Advertising revenue is recognized as the advertising campaign or impressions and clicks are made on the website and the sale of our email address lists.  The Company manages its own sales of advertising; hosts the Company's Website; and serves its own ads. Bingo for cash revenue is recognized as the card sales less winnings.

Impairment of long-lived assets and long-lived assets to be disposed of:

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets". As of June 30, 2005, the only long-lived assets reported on the Company's consolidated balance sheet are equipment, intangible assets and domain name rights.  These provisions require that long-lived assets and certain identifiable recorded intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell.

RESULTS OF OPERATIONS

            Revenue

Revenue increased to $457,339 for the quarter ended June 30, 2005, an increase of 85% from revenue of $247,752 for the same period in the prior year and an increase of 13% from revenue of $403,551 in the first quarter of 2005.  The increase in revenue compared to the second quarter of 2004 and the first quarter 2005, is due to increasing our advertising rates and obtaining a greater number of individual advertisers, thereby providing a more diverse and increased revenue stream. In addition, in the latter portion of the quarter, we commenced offering traditional bingo for cash. We earned $43,391 from cash bingo for the quarter ended June 30, 2005.

Cost of revenue

We recorded cost of revenue of $111,313 during the quarter ended June 30, 2005, an increase of $57,867 or 108% compared to costs of $53,446 for the same period in the prior year and an increase of 11% over costs of $100,281 in the first quarter of 2005.  The gross margin decreased to 76% for the quarter ended June 30, 2005, compared to 78% gross margin in the second quarter of the prior year and 75% gross margin in the first quarter of 2005.  Cost of revenue consists primarily of commissions paid on the sale of advertising, the processing fees in relation to deposits on the cash bingo site, software license fees and the cost of hosting the website.  The increase in cost of revenue, compared to the second quarter of 2004 and the first quarter of 2005, is due to the increase in revenue and therefore an increase in commissions and the increase in processing and software license fees relating to the new bingo for cash site. In addition there has been an increase in the cost of hosting the servers.

            Sales and marketing expenses

Sales and marketing expenses increased to $36,548 for the quarter ended June 30, 2005, an increase of  $27,902 (323%) over expenses of $8,646 in the second quarter of 2004 and an increase of 24% over expenses of $29,360 in the first quarter of 2005. Sales and marketing expenses include principally costs for marketing, co-brand advertising, prizes for our free game site and bonus incentives for our cash bingo site. This increase for the quarter ended June 30, 2005, compared to the second quarter of 2004 is due to the increase in advertising and marketing of the site. The increase in sales and marketing expenses for the quarter ended June 30, 2005, compared to the first quarter of 2005 is due to the offering of incentive bonuses to increase the number of players playing the cash bingo site.

            General and administrative expenses

General and administrative expenses consist primarily of payroll costs for our accounting, administrative and technical staff, premises costs for our office, legal and professional fees, and other general corporate and office expenses.  General and administrative expenses increased to $294,086 for the second quarter of 2005, an increase of 148% over costs of $118,385 for the same period last year and an increase of 26% over costs of $234,152 in the first quarter of 2005. General and administrative expenses have increased in comparison to the second quarter of 2004 and the first quarter of 2005, due to an increase in payroll costs and an increase in legal expenses for legal advise on merging the Company with its subsidiary in Anguilla, British West Indies, and the filing, of the Form S-4, Form SB-2 and the Form S-8 with the Securities Exchange Commission. In addition we acquired two cash bingo domain names, Winabingo and Groovy Bingo during the quarter ended June 30, 2005. These sites were acquired to increase our player base especially our cash bingo players. We decided to immediately write off the cost of the acquisition.

Depreciation and amortization

Depreciation and amortization includes depreciation on our equipment and amortization of the intangible asset relating to the email list.  Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years.  The intangible asset - email list is amortized over five years. Depreciation and amortization increased to $12,564 during the quarter ended June 30, 2005, an increase of 91% over costs of $6,574 during the same quarter in the prior year and an increase of 65% over costs of $7,599 in the first quarter of 2005.  The changes in depreciation and amortization can be explained due to the acquisition of equipment, especially computers and servers, for hosting of our website in Curacao, Netherlands Antilles.

Interest expense

Interest expense consists of accrued interest on the convertible debentures and other debt instruments, such as leases and loans.  Interest expense decreased to $689 for the quarter ended June 30, 2005, a decrease of 94% over interest expense of $11,602 for the same period in the prior and an increase of 1% over interest expense of $681 in the first quarter of 2005.  This decrease in the quarter ended June 30, 2005, compared to the second quarter of 2004 is due to the conversion of the debentures into shares in 2004.

Interest expense - warrant - debenture discount of  $221,383 was incurred during the three months ended June 30, 2004. This is due to the write off of the unamortized portion of the Warrant - Debenture Discount, due to the conversion of Debenture "A" into shares of the Company and the expiration of Warrant "A" for 4,800,000 shares of the Company during the second quarter of 2004.

            Net income / loss and income / loss per share

Net income for the three months ended June 30, 2005, amounted to $1,522, an income of $0.00 per share, compared to a net loss of ($137,168) or ($0.01) per share for the same period in 2004 and compared to a net income of $32,209 or $0.00 per share in the first quarter of 2005. This increase in net income compared to the second quarter of 2004 is due to our continued efforts to control operating costs and to increase revenue streams. The decrease in net income compared to the first quarter of 2005, is due to the costs for legal advise on filing of the Form SB-2 and the Form S-8 with the Securities Exchange Commission and the increase in costs in relation to the new cash bingo site.

            Merger

During the quarter ended June 30, 2005, Bingo.com, Inc. completed a merger with its wholly- owned subsidiary Bingo.com, Ltd. All of the outstanding common shares of Bingo.com, Ltd. were registered by Bingo.com, Inc. and Bingo.com, Ltd. under an S-4 registration statement dated March 3, 2005.  The Form S-4 registration statement became effective on March 8, 2005. The principal reason for Bingo.com, Inc.'s merger with its subsidiary Bingo.com, Ltd. was to facilitate Bingo.com, Inc.'s reincorporation under the International Business Companies Act of Anguilla, B.W.I. Effective Thursday, April 7, 2005, the shares of Bingo.com, Ltd. began trading under the new ticker symbol "BNGOF".

The merger was accounted for as a reverse merger transaction, with Bingo,com Ltd. being the surviving Company for financial reporting purposes.  As a result the consolidated financial statements will be issued under the name of Bingo,com Ltd., but are considered a continuation of the consolidated financial statements of Bingo.com, Inc. and therefore the assets and liabilities are recorded in Bingo.com Ltd. financial statements at their historical value.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $1,191,682 and working capital of $572,562 at June 30, 2005.  This compares to cash of $74,032 and a working capital deficit of ($625,376) at December 31, 2004. This increase is due to the proceeds from the private placement during the quarter ended June 30, 2005.

During the six months ended June 30, 2005, we used cash of $34,787 from operating activities compared to generating cash of $73,847 in the same period in the prior year.

ITEM 3.            Controls and Procedures.

(a)                    Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2005. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2005, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

From time-to-time, the Company and its management have conducted and will continue to conduct further reviews and, from time to time put in place additional documentation, of the Company's disclosure controls and procedures, as well as its internal control over financial reporting. The Company may from time to time make changes aimed at enhancing their effectiveness, as well as changes aimed at ensuring that the Company's systems evolve with, and meet the needs of, the Company's business. These changes may include changes necessary or desirable to address recommendations of the Company's management, its counsel and/or its independent auditors, including any recommendations of its independent auditors arising out of their audits and reviews of the Company's financial statements. These changes may include changes to the Company's own systems, as well as to the systems of businesses that the Company has acquired or that the Company may acquire in the future and will, if made, be intended to enhance the effectiveness of the Company's controls and procedures. The Company is also continually striving to improve its management and operational efficiency and the Company expects that its efforts in that regard will from time to time directly or indirectly affect the Company's disclosure controls and procedures, as well as the Company's internal control over financial reporting.

(b)                    Changes in internal controls.

There were no significant changes in the Company's internal controls or other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 1.            Legal Proceedings

We are not currently a party to any legal proceeding, other than the case listed below, and was not a party to any other legal proceeding during the quarter ended June 30, 2005. Other than the case listed below management is currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

On February 18, 2005, Campney & Murphy, a Partnership, who acted for the Company prior to their dissolution on or about August 31, 2003, filed a suit in the Supreme Court of British Columbia against the Company. The suit is related to non-payment of invoices of CAD$57,556.02, plus interest, for services rendered prior to August 17, 2001.

We have taken the position that the amount claimed constitutes an amount significantly in excess of the value of the work performed. We are currently in negotiations with Campney & Murphy with a view to settling the litigation. There is, however, no guarantee that the settlement negotiation will be successful and, if not, we will defend the action in the Supreme Court of British Columbia.

ITEM 2.            Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2005, the Company completed a non-brokered private placement offering of 1,339,667 common shares at US$0.75 per share which has raised gross proceeds of US$1,004,750. Effective May 16, 2005, the Company filed an Form SB-2 for the registration of these shares and the shares issued on the conversion of Debenture "B" and the exercise of Warrant "B" into shares of the Company.

ITEM 3.            Defaults Upon Senior Securities

Not applicable.

ITEM 4.            Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders during the period.

ITEM 5.            Other Information

            New Agreements

During the quarter ended June 30, 2005, Bingo.com, N.V. ("Bingo.com"), a subsidiary of Bingo.com, Ltd. signed a software license agreement with Chartwell Games (Malta) Limited ("Chartwell"), a subsidiary of Chartwell Technology Inc. The software license agreement entitles Bingo.com the use of Chartwell's 75 and 90-ball bingo gaming software to enable the Bingo.com players to play for money. The agreement in addition entitles Bingo.com the use of Chartwell's Cyberboss (the Gaming System Management) and Chartwell's CyberBanx (the ability to accept payments for bingo cards). The license agreement is renewable after 5 years and was agreed according to standard industry terms.

Chartwell Technology Inc. is listed on the Toronto Stock exchange (TSX:CWH), and is a leading provider of gaming software systems to the online and remote gaming industry. Chartwell Technology Inc. specializes in the development of leading edge gaming applications and entertainment content for the Internet and wireless platforms and other remote access devices.  Chartwell's Java and Flash based software products and games are designed for deployment in gaming, entertainment, advertising and promotional applications.  Chartwell does not participate in the online gaming business of its clients.

During the quarter ended June 30, 2005, Bingo.com Ltd. ("Bingo.com"), completed an asset purchase for the popular cash bingo web sites www.winabingo.com and www.groovybingo.com with International

Learning Systems Ltd., a corporation incorporated pursuant to the laws of Anguilla, British West Indies. The asset purchase includes the player cash deposits, URL and the player database. The asset purchase price is to be determined on the basis of the number of active players in the database and the amount of revenue they generate for the Company over the next 12 months.

ITEM 6.            Exhibits

Exhibits

The following instruments are included as exhibits to this Report.  Exhibits incorporated by reference are so indicated.

Exhibit Number	Description
4.1	$1,250,000.00 Secured Convertible Debenture between the Company, Redruth Ventures Inc, and Bingo, Inc. dated April 16, 2001. (b)
4.2	Common Stock Purchase Warrant between the Company and Redruth Ventures Inc. a British Virgin Islands corporation dated April 16, 2001. (b)
4.3	Common Stock Purchase Warrant between the Company and Bingo, Inc. dated April 16, 2001. (b)
4.4	Convertible Debenture between the Company and unrelated parties dated July 2, 2002. (c)
4.5	Common Stock Purchase Warrant between the Company and unrelated parties dated July 2, 2002. (c)
10.2	Asset Purchase Agreement by and between Bingo, Inc. and Progressive Lumber, Corp. dated January 18, 1999. (a)
10.29	Amendment of Asset Purchase Agreement dated July 1, 2002. (d)
10.30	Amendment to the restated convertible debenture originally dated April 16, 2001, and restated as at May 21, 2002, dated July 23, 2003. (e)
10.31	Settlement agreement between and among Roger Ach, Bingo.com, Inc., the Lottery Channel, Inc. a/k/a Gamebanc corporation and Games, Inc. and agreement for cross promotion dated October 17, 2003. (f)
31.1

Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 15, 2005.

31.2

Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 15, 2005.

32.1	Certification from the Chief Executive Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 15, 2005.
32.2	Certification from the Chief Financial Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 15, 2005.

(a) Previously filed with the Registrant's registration statement on Form 10 on June 9, 1999.

(b) Previously filed with the Company's quarterly report on Form 10-Q for the period ended June 30, 2001, on June 25, 2001.

(c) Previously filed with the Company's quarterly report on Form 10-Q for the period ended June 30, 2002, on August 14, 2002.

(d) Previously filed with the Company's year end report on Form 10-K/A for the year ended December 31, 2002, on May 8, 2003.

(e) Previously filed with the Company's quarterly report on Form 10-Q for the period ended June 30, 2003, on August 14, 2003.

(f) Previously filed with the Company's quarterly report on Form 10-Q for the period ended September 30, 2003, on November 12, 2003.

Reports on Form 8-K.

The following Form 8-K were filed during the quarter ended June 30, 2005.

Effective April 6, 2005, the Company filed a Form 8-K for the completion of the merger between Bingo.com, Inc. and its wholly owned subsidiary Bingo.com, Ltd.

Effective April 15, 2005, the Company filed a Form 8-K for the completion of a non-brokered private placement offering of 1,339,667 common shares at US$0.75 per share which has raised gross proceeds of US$1,004,750.

Effective April 18, 2005, the Company filed a Form 8-K for signing of the software license agreement with Chartwell Games (Malta) Limited

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 15, 2005	BINGO.COM, LTD.
(Registrant)
Date:	August 15, 2005	/S/ T.M. Williams
T. M. Williams, Chairman of the Board, Chief Executive Officer, President and Secretary (Principal Executive and Accounting Officer)
Date:	August 15, 2005	/S/ H. W. Bromley
H.W. Bromley, Chief Financial Officer (Principal Accounting Officer)

EXHIBIT 31.1

CERTIFICATIONS

I, T. M. Williams, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Bingo.com, Ltd.;

2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Bingo.com, Ltd. as of, and for, the periods presented in this quarterly report;

4.  Bingo.com, Ltd.'s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)   Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Bingo.com, Ltd.., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)   Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of June 30, 2005, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

(a)   All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Bingo.com, Ltd.'s ability to record, process, summarize and report financial information; and

(b)   Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Signed :  /S/ T. M.  Williams                                                     Date : August 15, 2005

T. M. Williams, Chairman of the Board,

Chief Executive Officer, President and Secretary

(Principal Executive Officer)

EXHIBIT 31.2

CERTIFICATIONS

I, H. W. Bromley, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Bingo.com, Ltd.;

2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Bingo.com, Ltd. as of, and for, the periods presented in this quarterly report;

4.  Bingo.com, Ltd.'s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)   Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Bingo.com, Ltd., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)   Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of June 30, 2005, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

(a)   All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Bingo.com, Ltd.'s ability to record, process, summarize and report financial information; and

(b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Signed :  /S/ H. W. Bromley                                                      Date : August 15, 2005

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, T. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

a)    The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

b)   The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                              /S/ T.M. Williams

                                                            T. M. Williams

                                                            President and Chief Executive Officer

                                                                        August 15, 2005

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Inc. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof ("the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

a)    The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange   Act of 1934; and

b)    The information contained in this Report fairly presents, in all material respects, the financial condition        and results of operations of the Company.

                                                              /S/ H. W. Bromley

                                                            H. W. Bromley

                                                            Chief Financial Officer

                                                                        August 15, 2005

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Inc. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.