Form 10QSB
period 2005-09-30
BINGO.COM LTD.
filed 2005-11-14
CIK 1318482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-QSB

(Mark one)

[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

National Bank of Anguilla Corporate Building, 1St Floor

St Mary's Road, TV1 02P

The Valley, Anguilla, B.W.I

(Address of principal executive offices)

(264) 497-8129

(Issuer's telephone number)

Spencer House, Box 821

The Valley, Anguilla, B.W.I.

(Former Name, former Address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                         Yes [ X ]      No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer's common stock, no par value per share, was 26,775,903 as of November 14, 2005.
Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

BINGO.COM, LTD.

QUARTERLY REPORT ON FORM 10-QSB

FOR THE PERIOD ENDED SEPTEMBER 30, 2005

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements.

BINGO.COM, LTD.

Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$1,110,306	$74,032
Accounts receivable	87,208	56,588
Inventory	813	864
Prepaid expenses	100,968	19,083
Total Current Assets	1,299,295	150,567

Equipment, net	101,971	118,933

Other assets	16,120	7,659

Domain name rights and intangible assets	1,287,314	1,294,730

Deferred tax asset, less valuation allowance of $1,005,509 (2004 - $3,140,726) (Note 3)	-	-

Total Assets	$2,704,700	$1,571,889

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$451,921	$466,864
Accrued liabilities	71,306	74,319
Accounts payable and accrued liabilities - related party (Note 4)	74,990	119,260
Unearned revenue	67,831	115,500
Total Current Liabilities	666,048	775,943

Long-term liabilities
Loan payable - related party (Note 4)	130.469	157,042
Total Long-Term Liabilities	130,469	157,042

Total Liabilities	796,517	932,985

Commitments and contingencies

Stockholders' equity (Note 2):
Common stock, no par value, unlimited shares authorized, 26,775,903 shares issued and outstanding (December 31, 2004 - 24,399,086)	11,284,281	10,095,698
Accumulated deficit	(9,400,678)	(9,481,374)
Accumulated other comprehensive loss: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	1,908,183	638,904

Total Liabilities and Stockholders' Equity	$2,704,700	$1,571,889

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD.

Consolidated Statements of Operations

For the periods ended September 30, 2005 and 2004

(Unaudited)

	Nine Months ended September 30, 2005	Nine Months ended September 30, 2004	Three Months ended September 30, 2005	Three Months ended September 30, 2004

Advertising revenue	$1,085,389	$768,699	$267,860	$274,758
Cash bingo revenue	241,234	-	197,873	-
Total revenue	1,326,623	768,699	465,733	274,758

Cost of revenue	324,734	164,701	113,140	64,291

Gross profit	1,001,889	603,998	352,593	210,467

Operating expenses:
Depreciation and amortization	32,939	19,429	12,816	6,754
General and administrative	683,856	407,874	193,808	135,988
Sales and marketing	224,562	30,913	120,464	13,780
Total operating expenses	941,357	458,216	327,088	156,522

Income before other income (expense)	60,532	145,782	25,505	53,945

Other income (expense):
Foreign exchange losses	(21,563)	(9,537)	(15,664)	(14,634)
Gain on resolution of debt	30,241	38,518	30,241	7,551
Gain on disposal of equipment	23	-	-	-
Net interest income (expense)	11,463	(50,172)	6,883	3,764
Interest expense - warrant debenture discount	-	(259,823)	-	(10,211)

Income (loss) before income taxes	80,696	(135,232)	46,965	40,415

Income tax (expense) income (Note 3)	(2,135,217)	-	46,808	-
Tax benefit (expense) of net operating loss carry forward	2,135,217	-	(46,808)	-

Net income (loss)	$80,696	$(135,232)	$46,965	$40,415

Net income (loss) per common share, basic and diluted	$0.00	$(0.01)	$0.00	$0.00

Weighted average common shares outstanding, basic	25,827,355	18,813,622	26,732,425	24,266,546
Weighted average common shares outstanding, diluted	30,359,741	22,266,797	31,315,383	28,210,282

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD.

Consolidated Statements of Stockholders' Equity

For the period ended September 30, 2005

(Unaudited)

	Common stock			Accumulated Other Comprehensive income
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2004	24,399,086	$ 10,095,698	$ (9,481,374)	$ 24,580	$ 638,904

Exercise of stock options	435,950	33,423	-	-	33,423

Private Placement	1,339,667	1,004,750	-	-	1,004,750

Exercise of Warrant "B"	580,000	145,000	-	-	145,000

Exercise of Stock Options	21,200	5,410	-	-	5,410

Net Income	-	-	80,696	-	80,696
Balance, September 30, 2005	26,775,903	$ 11,284,281	$ (9,400,678)	$ 24,580	$ 1,908,183

 See accompanying notes to consolidated financial statements.

BINGO.COM, LTD.

Consolidated Statements of Cash Flows

For Nine Months Ended September 30, 2005 and 2004

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income (loss)	$80,696	$(135,232)
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Depreciation and amortization	32,939	19,429
Gain on resolution of debt	(30,241)	(38,518)
Gain on disposal of equipment	(23)	-
Amortization of warrants - debenture discount	-	259,823
Changes in operating assets and liabilities:
Accounts receivable	(30,620)	23,599
Prepaid expenses	(81,885)	(8,682)
Inventory	51	(464)
Other assets	(8,461)	3,274
Accounts payable and accrued liabilities	(31,985)	(70,201)
Unearned revenue	(47,669)	51,652
Net cash (used in) provided by operating activities	(117,198)	104,680

Cash flows from investing activities:
Acquisition of equipment	(8,748)	(9,184)
Acquisition of intangible asset - email list	-	(45,000)
Proceeds on disposal of equipment	210
Net cash used in investing activities	(8,538)	(54,184)

Cash flows from financing activities:
Exercise of stock options	38,833	-
Exercise of Warrant "B"	145,000	-
Proceeds from private placement	1,004,750	-
Repayment of loans and notes payable	(26,573)	(28,549)
Net cash provided by (used in) financing activities	1,162,010	(28,549)

Net increase in cash	1,036,274	21,947

Cash, beginning of period	74,032	34,046
Cash, end of period	$1,110,306	$55,993

Supplementary information:
Interest paid	$2,067	$1,966
Income taxes paid	$-	$-

Non-cash transactions
Conversion of Debenture "A" and accrued interest into common shares	$-	$1,650,667
Conversion of Debenture "B" and accrued interest into common shares	$-	179,895

 See accompanying notes to consolidated financial statements.

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Three and nine months ended September 30, 2005 and 2004

(Unaudited)

1.        Basis of Presentation:

The accompanying unaudited financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations.  In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented.  All adjustments are of a normal recurring nature, except as otherwise noted below.  These financial statements should be read in conjunction with Bingo.com, Ltd.'s (the "Company") audited consolidated financial statements and notes thereto for the year ended December 31, 2004, included in the Company's Annual Report on Form 10-KSB, filed March 21, 2005, with the Securities and Exchange Commission.  The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

During the quarter ended June 30, 2005, the holders of Warrant B exercised 380,000 warrants in accordance with the terms of Warrant B at a price of $0.25 per share for $95,000. Bingo, Inc. exercised 200,000 warrants in accordance with the terms of Warrant B at a price of $0.25 per share for $50,000. These funds were received before the quarter ended June 30, 2005, but the shares were only issued during the quarter ended September 30, 2005. A current director and officer of the Company, is the potential beneficiary of various discretionary trusts that hold approximately 80% of the shares of Bingo, Inc.

During the quarter ended March 31, 2005, the holders of stock options exercised their options for 435,950 shares for $33,423 at exercise prices ranging from $0.05 to $0.30 per share. During the quarter ended

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Three and nine months ended September 30, 2005 and 2004

(Unaudited)

2. Stockholder's Equity: (Continued)

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

	Nine Months ended September 30,		Three Months ended September 30,
	2005	2004	2005	2004
Net Income (loss) for the period	$80,696	$(135,232)	$46,965	$40,415
Deduct : Total stock based employee expense	(273,490)	(168,075)	(273,490)	(127,483)
Net loss for the period - pro forma	$(192,794)	$(303,307)	$(226,525)	$(87,068)
Basic income (loss) per share - as reported	$0.00	$(0.01)	$0.00	$0.00
Basic loss per share - pro forma	$(0.01)	$(0.02)	$(0.01)	$(0.00)
Weighted average fair value of Options granted during period	$0.33	$0.18	$0.33	$0.74

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Nine months ended September 30,		Three months ended September 30,
	2005	2004	2005	2004
Expected dividend yield	-	-	-	-
Expected stock price volatility	148%	146 -175%	148%	146 - 149%
Risk-free interest rate	3.19%	0.99 -1.80%	3.19%	1.52 - 1.80%
Expected life of options	5 years	5 years	5 years	5 years
Block Discount Applied	40%	40%	40%	40%

The block discount applied was due to the illiquidity of shares.

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Three and nine months ended September 30, 2005 and 2004

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

During the quarter ended September 30, 2005, the administrators of the 2005 stock option plan granted 835,000 options at $0.60 per share. The directors of the Company were granted 200,000 of the options granted. The director's options vest immediately. Employees of the Company were granted 635,000 options. These options vest 10% at grant date, 15% after one year and 2% per month there after. The market price for the Company's common stock on the grant date was $0.60.

3.    Income Taxes

During the quarter ended June 30, 2005, Bingo.com, Inc. completed a merger with its wholly- owned subsidiary Bingo.com, Ltd. The surviving corporation of the merger is Bingo.com, Ltd. which is domiciled in the tax free jurisdiction of Anguilla, British West Indies. The merger is deemed to be a taxable transaction in the United States of America pursuant to IRC Section 367(a). The computed benefit / expense differed from the amounts computed by applying the United States of America federal income tax rate of 34 percent and various other rates for other jurisdictions to the pretax income / losses from operations as a result of the following:

	September 30, 2005
	Nine Months	Three Months
Computed "expected" tax (expense) benefit	$(27,436)	$(15,968)
Increase (reduction) in income taxes resulting from income taxes in a other tax jurisdictions	(1,234)	(511)
Other	(2,025)	(18,006)
Change in taxation rates in other tax jurisdictions	-	-
Change in exchange rates	53,691	81,293
Merger of Bingo.com, Inc. with Bingo.com Ltd.	(2,158,213)	-
Change in valuation allowance	2,135,217	(46,808)
	$-	$-

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Three and nine months ended September 30, 2005 and 2004

(Unaudited)

3.    Income Taxes (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2005 and December 31, 2004, are presented below:

	2005	2004
Deferred tax assets:
Net operating loss carry forwards	$1,005,509	$3,140,726

Valuation Allowance	(1,005,509)	(3,140,726)
	$-	$-

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

4.    Related Party Transactions

For the period ending September 30, 2005, the Company has outstanding loans payable for $82,232 (December 31, 2004 - $110,871) from a current director and officer of the Company. This loan has no fixed repayment terms and is non-interest bearing.

For the period ending September 30, 2005, the Company has an outstanding loan payable for $48,237 (December 31, 2004 - $46,171) from a company owned by a current director and officer of the Company. Interest accrues on the outstanding amount at the rate of 7% per annum and is included in the balance of the loan.

In addition the Company has a liability of $51,110 (December 31, 2004 - $113,065), to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by the current director and officer of the Company.

Bingo, Inc. was issued a total of 200,000 common stock purchase warrants at a price of $0.25 per share, in connection with the Debenture "B" in July 2002. During the quarter ended June 30, 2005, Bingo, Inc. exercised the warrants for $50,000. The shares were however only issued during the quarter ended September 30, 2005. A current director and officer of the Company, is the potential beneficiary of various discretionary trusts that hold approximately 80% of the shares of Bingo, Inc.

Payments made to Bingo, Inc. in relation to the domain name purchase payment totaled $53,065 during the nine months ended September 30, 2005 (Quarter ended September 30, 2004 - $30,746).

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Three and nine months ended September 30, 2005 and 2004

(Unaudited)

5.        Segmented information:

The Company operates in one reportable business segment, the business of providing games and entertainment based on the game of bingo through its internet portal, www.bingo.com, supported by selling advertising on the website and receiving deposits for the cash games.  During the quarter ended June 30, 2005, the Company commenced a new source of revenue offering Bingo for cash. The revenue for the last three years has been derived primarily from advertising business.

6.          Concentrations

            Major customers

The Company has concentrations with respect to the volume of business conducted with several major customers.  For the period ended September 30, 2005, the Company made sales of $338,550 and $165,950 to two customers, which were in excess of 10% of total sales. For the period ended September 30, 2004, the Company made sales of $81,000 to one customer, which were in excess of 10% of total sales.  These customers to whom sales represent more than 10% of the total sales are agents representing multiple advertising customers who advertise on the Company's website.

            Equipment

The Company's equipment is located as follows:

Net Book Value	September 30, 2005	December 31, 2004

Canada	$38,358	$42,661
Curacao, Netherlands Antilles	63,613	76,272
	$101,971	$118,933

7.       Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company has concentrations of credit risk with respect to accounts receivable, as large amounts of its accounts receivable are concentrated geographically in the United States and the United Kingdom amongst a small number of customers.  As of September 30, 2005, three customers totaling $22,999, $20,346, and $10,452, who accounted for total accounts receivable greater than 10%. As of December 31, 2004, three customers, totaling $8,945, $14,000 and $17,400 accounted for total accounts receivable greater than 10%. The Company controls credit risk through monitoring procedures and receiving prepayments of cash for services rendered.  The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable.

8.       Subsequent Event:

Subsequent to the quarter ended September 30, 2005, the Company completed an asset purchase for the popular cash bingo web site, www.yankeebingo.com.

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

We generate revenue from the free Website, which is supported by advertising revenue obtained by displaying advertisements on our Web site and delivering advertisements to our players by email and from the cash bingo Website. During the quarter ended June 30, 2005, we commenced offering traditional bingo for cash to our players. We have obtained a license from, and commenced operating in Curacao, Netherlands Antilles.

The free site provides content to our players in the form of free-to-play, multiplayer theme bingo games, such as Astrology Bingo, Cupid Bingo, and the like, as well as online video poker, sweepstakes and slot machines.  We also offer our registered players other forms of entertainment such as fortune telling, chat rooms, and member profiles.  The cash bingo site provides our players the ability to purchase bingo cards online for cash with the winner of each bingo game played winning a percentage of the total cards purchased for that particular bingo game.

We intend to continue to build on the success of the existing free and cash site by offering a greater depth and variety of content that we expect will hold subscribers and allow us to generate more revenue through advertising and cash bingo.

We have made a significant investment in the development of our website, purchase of domain name, branding, marketing, and maintaining operations.  As a result we have incurred significant losses since inception, and as of September 30, 2005, had an accumulated deficit of $9,400,678.  However, for the last five quarters, we have been profitable and management anticipates that this trend will continue.

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

Impairment of long-lived assets and long-lived assets to be disposed of:

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets". As of September 30, 2005, the only long-lived assets reported on the Company's consolidated balance sheet are equipment, intangible assets and domain name rights.  These provisions require that long-lived assets and certain identifiable recorded intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell.

RESULTS OF OPERATIONS

            Revenue

Total revenue increased to $465,733 for the quarter ended September 30, 2005, an increase of 70% from revenue of $274,758 for the same period in the prior year and an increase of 2% from revenue of $457,339 in the second quarter of 2005.  The increase in revenue compared to the third quarter of 2004 is due to greater traffic to our Website and increased rates for the advertising portion of the revenue.  The increase in revenue over the second quarter 2005, is due to the provision of traditional bingo for cash for the full quarter, whereas bingo for cash was only introduced in the middle of the second quarter of 2005. Of the $465,733 revenue for the quarter, the cash bingo website provided revenue of $197,873, an increase of 356% from revenue of $43,361 in the second quarter of 2005. The free bingo website provided advertising revenue of $267,860 in the quarter ended September 30, 2005, a decrease of 35% from revenue of $413,978 in the second quarter of 2005.  This decrease is due to Managements decision to limit the amount of advertising available to third parties in order to increase the traffic to our own cash bingo Website.

Cost of revenue

We recorded cost of revenue of $113,140 during the quarter ended September 30, 2005, an increase of $48,849 or 76% compared to costs of $64,291 for the same period in the prior year and an increase of 2% over costs of $111,313 in the second quarter of 2005.  The gross margin decreased to 76% for the quarter ended September 30, 2005, compared to 77% gross margin in the second quarter of the prior year and 76% gross margin in the second quarter of 2005.  Cost of revenue consists primarily of commissions paid on the sale of advertising, the processing fees in relation to deposits on the cash bingo site, software license fees and the cost of hosting the website.  The increase in cost of revenue, compared to the third quarter of 2004 and the second quarter of 2005, is due to the increase in processing and software license fees relating to the new bingo for cash site.

            Sales and marketing expenses

Sales and marketing expenses increased to $120,464 for the quarter ended September 30, 2005, an increase of  $106,684 (774%) over expenses of $13,780 in the third quarter of 2004 and an increase of 230% over expenses of $36,548 in the second quarter of 2005. Sales and marketing expenses include principally costs for marketing, co-brand advertising, prizes for our free game site, customer service and bonus incentives for our cash bingo site. This increase for the quarter ended September 30, 2005, compared to the third quarter of 2004 and the second quarter of 2005, is due to the offering of incentive bonuses to increase the number of players playing the cash bingo site. In addition there has been an increase in advertising and marketing of the site.

            General and administrative expenses

General and administrative expenses consist primarily of payroll costs for our accounting, administrative and technical staff, premises costs for our office, legal and professional fees, and other general corporate and office expenses.  General and administrative expenses increased to $193,808 for the third quarter of 2005, an increase of 43% over costs of $135,988 for the same period last year and a decrease of 34% over costs of $294,086 in the second quarter of 2005. General and administrative expenses have increased in comparison to the third quarter of 2004, due to an increase in payroll costs. The decrease compared to the second quarter of 2005 is due to large legal expenses incurred in the second quarter of 2005, for legal advise on merging the Company with its subsidiary in Anguilla, British West Indies, and the filing, of the Form S-4, Form SB-2 and the Form S-8 with the Securities and Exchange Commission. In addition we acquired two cash bingo domain names, Winabingo and Groovy Bingo during the quarter ended June 30, 2005. These sites were acquired to increase our player base especially our cash bingo players. We decided to immediately write off the cost of the acquisitions.

Depreciation and amortization

Depreciation and amortization includes depreciation on our equipment and amortization of the intangible asset relating to the email list.  Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years.  The Intangible asset - email list is amortized over five years. Depreciation and amortization increased to $12,816 during the quarter ended September 30, 2005, an increase of 90% over costs of $6,754 during the same quarter in the prior year and an decrease of 2% over costs of $12,564 in the first quarter of 2005.  The changes in depreciation and amortization can be explained due to the acquisition of equipment, especially computers and servers, for hosting of our website in Curacao, Netherlands Antilles.

Interest expense

Interest expense decreased to $697 for the quarter ended September 30, 2005, a decrease of 1% over interest expense of $689 for the same period in the prior year and an decrease of 8% over interest expense of $756 in the second quarter of 2005.

Interest expense - warrant - debenture discount of  $10,211 was incurred during the three months ended September 30, 2004. This is due to the write off of the unamortized portion of the Warrant - Debenture Discount, due to the conversion of Debenture "B" into shares of the Company.

            Net income / loss and income / loss per share

Net income for the three months ended September 30, 2005, amounted to $46,965, an income of $0.00 per share, compared to a net income of $40,415 or $0.00 per share for the same period in 2004 and compared to a net income of $1,522 or $0.00 per share in the second quarter of 2005. This increase in net income compared to the third quarter of 2004 is due to our continued efforts to control operating costs and to increase revenue streams. The increase in net income compared to the second quarter of 2005, is due to an increase of players playing on the new cash bingo site and due to the large costs incurred in the second quarter of 2005, for legal advise on filing of the Form SB-2 and the Form S-8 with the Securities and Exchange Commission.

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $1,110,306 and working capital of $633,247 at September 30, 2005.  This compares to cash of $74,032 and a working capital deficit of ($625,376) at December 31, 2004. This increase is due to the proceeds from the private placement during the quarter ended September 30, 2005.

During the nine months ended September 30, 2005, we used cash of ($117,198) from operating activities compared to generating cash of $104,680 in the same period in the prior year.

ITEM 3.            Controls and Procedures.

(a)                    Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2005. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2005, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1.            Legal Proceedings

We are not currently a party to any legal proceeding, other than the case listed below, and was not a party to any other legal proceeding during the quarter ended September 30, 2005. Other than the case listed below management is currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time-to-time, we may become subject to claims and litigation generally associated with any business venture.

On February 18, 2005, Campney & Murphy, a Partnership, who acted for the Company prior to their dissolution on or about August 31, 2003, filed a suit in the Supreme Court of British Columbia against the Company. The suit is related to non-payment of invoices of CAD$57,556.02, plus interest, for services rendered prior to August 17, 2001.

We have taken the position that the amount claimed constitutes an amount significantly in excess of the value of the work performed. We have additionally taken the position that Campney & Murphy negligently breached its duty to the Company by failing to advise the Company as to certain corporate filings required under British Columbia law, with the result that the Company was put to unnecessary expense and damages. The Company is therefore seeking a set-off of some or all of the amount of the invoices on these bases. We are currently in negotiations with Campney & Murphy with a view to settling the litigation. There is, however, no guarantee that the settlement negotiation will be successful and, if not, we will defend the action in the Supreme Court of British Columbia.

ITEM 2.            Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended September 30, 2005.

ITEM 3.            Defaults Upon Senior Securities

Not applicable.

ITEM 4.            Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders during the period.

ITEM 5.            Other Information

            New Agreements

The Company did not enter any new reportable agreements during the quarter ended September 30, 2005.

ITEM 6.            Exhibits and reports on Form 8-K

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
31.1

Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 14, 2005.

31.2

Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 14, 2005.

32.1	Certification from the Chief Executive Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 14, 2005.
32.2	Certification from the Chief Financial Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 14, 2005.

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

Reports on Form 8-K.

There were no Form 8-K filed during the quarter ended September 30, 2005.

Reports Subsequent to the quarter ended September 30, 2005.

Current Report, on Form 8-K filed October 19, 2005, filing under item 7.01 Regulation FD disclosure for the appointment of T. M. Williams and P.A. Crossgrove as directors of the Company, the appointment of Dohan and Company, P.A., CPA's as independent registered auditors of the Company and for the ratification of the 2005 Stock Option Plan and authorization for the administrators of the plan to issue up to 2,000,000 options to directors, employees, or consultants of the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 14, 2005	BINGO.COM, LTD.
(Registrant)
Date:	November 14, 2005	/S/ T.M. Williams
T. M. Williams, Chairman of the Board, Chief Executive Officer, President and Secretary (Principal Executive and Accounting Officer)
Date:	November 14, 2005	/S/ H. W. Bromley
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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of September 30, 2005, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed :  /S/ T. M.  Williams                                                     Date : November 14, 2005

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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of September 30, 2005, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed :  /S/ H. W. Bromley                                                      Date : November 14, 2005

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, T. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        November 14, 2005

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Inc. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof ("the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        November 14, 2005

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Inc. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.