Form 10KSB
period 2005-12-31
BINGO.COM LTD.
filed 2006-03-29
CIK 1318482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Or

  |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 193

For the transition period from                 to

Commission file number 333-120120-01

BINGO.COM, LTD.

(Name of small business issuer in its charter)

ANGUILLA, B.W.I.	98-0206369
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

National Bank of Anguilla Corporate Building, 1St Floor

St Mary's Road, TV1 02P

The Valley, Anguilla, B.W.I

(Address of principal executive offices)

(264) 461-2646

(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

(Title of Each Class & Name of each exchange on which registered)

Securities registered under section 12(g) of the Exchange Act:

COMMON STOCK, NO PAR VALUE PER SHARE

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                     Yes [X]      No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.                                                         [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]
State issuer's revenues for its most recent fiscal year. $1,981,061

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price at of such stock on the National Association of Securities Dealers Over the Counter Bulletin Board market as of March 29, 2006, being $0.94 per share: $25,169,349.  The number of shares of the issuer's common stock outstanding on March 29, 2006, was 26,775,903. Our common stock is traded on the National Association of Securities Dealers Over-the-Counter Bulletin Board market under the symbol "BNGOF".

APPLICABLE ONLY TO CORPORATE REGISTRANTS The number of outstanding shares of the issuer's common stock, no par value per share, was 26,775,903 as of March 29, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

The merger of Bingo.com, Inc. with Bingo.com, Ltd., which was approved by the Securities Exchange Commission on March 8, 2005, and is effective on April 7, 2005, is described in the prospectus filed under Rule 424(b) of the Securities Act and the Form S-4, which were filed on March 9, 2005, and March 4, 2005, respectively.

Transitional Small Business Disclosure Format (Check one): Yes [X] No [ ]

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..12

PART I

This Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties.  All statements contained herein that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing forward-looking statements may be found in the material set forth under "Business," and "Management's Discussion and Analysis or Plan of Operation," as well as in this Annual Report generally.  We generally use words such as "believes," "intends," "expects," "anticipates," "plans," and similar expressions to identify forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond our control, which could cause actual results to differ materially from this forecast or anticipated in such forward-looking statements.

You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this report. We undertake no obligation to update these statements or publicly release the result of any revisions to these statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

ITEM 1. DESCRIPTION OF BUSINESS

Introduction

Bingo.com, Ltd. (the "Company") is in the business of developing and operating a bingo based web portal designed to provide a variety of free and cash games and other forms of entertainment, including an online community, chat rooms, contests, sweepstakes, tournaments, and more. We are the preeminent bingo-based web portal on the Internet, using our bingo.com domain name and incorporating a variety of games and content to attract and retain a large number of subscribers. Our existing website has attracted over 1,500,000 registered users and served over 4,000,000,000 bingo cards since its inception. As there are a minimum number of bingo cards (3) per player per game, the total number of cards served provides a direct correlation to the number of games played (over 1,250,000,000) and a general indication of the levels of Internet traffic generated by our website.  The levels of Internet traffic have a direct impact on our revenues as, generally, the greater the Internet traffic, the greater the numbers of advertisements and cash games served.

We generate revenue from the free website, which is supported by advertising revenue obtained by displaying advertisements on our web site and delivering advertisements to our players by email and from the cash bingo website. During the quarter ended June 30, 2005, we commenced offering traditional bingo for cash to our players. We have obtained a license from, and commenced operations in Curacao, Netherlands Antilles.

The free site provides content to our players in the form of free-to-play, multiplayer theme bingo games, such as Astrology Bingo, Cupid Bingo, and the like, as well as online video poker, sweepstakes and slot machines. We also offer our registered players other forms of entertainment such as fortune telling, chat rooms, and member profiles. The cash bingo site provides our players the ability to purchase bingo cards online for cash, with the winner of each bingo game played winning a percentage of the total cards purchased for that particular bingo game.

We intend to continue to build on the success of the existing free site and cash site by offering a greater depth and variety of content that we expect will hold subscribers and allow us to generate more revenue through cash bingo.

References in this document to "the Company," "we," "us," and "our" refer to Bingo.com, Ltd. and our subsidiaries, which are described below.

Our executive offices are located at National Bank of Anguilla Corporate Building, 1St Floor, St Mary's Road, TV1 02P, The Valley, Anguilla, B.W.I.  Our telephone number is (264) 461-2646.

History and Corporate Structure

The Company was originally incorporated in the State of Florida on January 12, 1987, under the name Progressive General Lumber Corp. ("PGLC') with an authorized share capital of 7,500 shares of common stock with a $1.00 par value per share.  PGLC was, for the most part, inactive until January 1999.

On July 17, 1998, PGLC filed Articles of Amendment and increased its authorized share capital to 50,000,000 common shares with a $0.001 par value per share. The shares were also subject to a forward stock split by way of a stock dividend to increase the number of then issued and outstanding shares on a 200 shares for 1 share basis.

In January 1999, the Articles of Incorporation of PGLC were amended and the Company's name changed to Bingo.com, Inc. effective January 22, 1999. Concurrent with the name change we acquired the use of the second level domain name bingo.com and embarked on our business strategy to become a leading online provider of bingo based games and entertainment.

On September 30, 2004, Bingo.com Ltd. was incorporated in Anguilla, British West Indies for the purpose of moving the jurisdiction of our Company to Anguilla, B.W.I.

During April 2005, Bingo.com, Inc. completed a merger with its wholly-owned subsidiary Bingo.com, Ltd. All of the outstanding common shares of Bingo.com, Ltd. were registered by Bingo.com, Inc. and Bingo.com, Ltd. under an S-4 registration statement dated March 3, 2005.  The Form S-4 registration statement became effective on March 8, 2005. The principal reason for Bingo.com, Inc.'s merger with its subsidiary Bingo.com, Ltd. was to facilitate Bingo.com, Inc.'s reincorporation under the International Business Companies Act of Anguilla, B.W.I. Effective Thursday, April 7, 2005, the shares of Bingo.com, Ltd. began trading under the new ticker symbol "BNGOF".

We conduct our business through the Anguilla incorporated entity; through our wholly-owned subsidiary English Bay Office Management Limited (previously Bingo.com (Canada) Enterprises Inc. ("English Bay"); through Bingo.com (UK) plc ("Bingo UK") and through Bingo.com N.V.

English Bay was incorporated under the laws of British Columbia, Canada, on February 10, 1998, as 559262 B.C. Ltd. and changed its name to Bingo.com (Canada) Enterprises Inc. on February 11, 1999. It subsequently changed its name to English Bay Office Management Limited on September 8, 2003.

Bingo.com, N.V. was incorporated under the laws of Curacao, Netherlands Antilles on October 29, 2004.

On August 15, 2002, we acquired 99% of the share capital of Bingo.com (UK) plc. Bingo UK was incorporated under the laws of England and Wales on August 18, 2000, as CellStop plc. and changed its name to Bingo.com (UK) plc. on August 5, 2002.

We also maintain a number of inactive wholly-owned subsidiaries.  These are :

-    Bingo.com (Antigua), Inc., ("Bingo.com (Antigua") incorporated as an Antigua International Business Corporation on April 7, 1999 as Star Communications Ltd. and changed its name to Bingo.com. (Antigua), Inc. on April 21, 1999;

-     Bingo.com (Wyoming), Inc., incorporated in the State of Wyoming on July 14, 1999;

-     Bingo.com Acquisition Corp., incorporated in the State of Delaware on January 9, 2001.

All three of the inactive subsidiaries were incorporated to facilitate the implementation of business plans that we have since modified and refocused and consequently, there is no activity in these entities.

Our common shares are currently quoted on the National Association of Securities Dealers' Over-The-Counter Bulletin Board ("OTCBB") under the symbol "BNGOF". We have not been subject to any bankruptcy, receivership or other similar proceedings.

Development of the Business

Our current business strategy is to manage and grow our business with minimal overhead, focusing on our major asset, the bingo.com domain name, which was acquired in 1999.

Bingo.com Domain Name

On January 18, 1999, we purchased the exclusive right to use the domain name bingo.com from a then unrelated company Bingo, Inc., an Anguilla corporation, for (i) a $200,000 cash payment, (ii) 500,000 shares of our common stock (at a value of $2.00 per share) and (iii) an agreement to pay, on an ongoing basis, the Domain Name Purchase price amounting to 4% of our annual gross revenues, with a total minimum guaranteed Domain Name Purchase payment of $1,100,000 in the first three years of the 99 year period ended December 31, 2098. During the year ended December 31, 2002, the agreement was amended so that the remaining Domain Name Purchase payments to the vendor are made monthly, based on 4% of the preceding month's gross revenue. The value of the bingo.com domain name was based on factors such as the relationship of the name to our business, the ability for us to create a brand for our website and portal based on the name, the ease of internet browser search ability of the domain name and the ability of visitors to our website to remember and associate the name with our website and portal. We negotiated the terms of the domain name acquisition at arms' length, and we believe the consideration we paid for the domain name was reasonable.

During the year ended December 31, 2005, we made payments totaling $79,260 (2004 -$46,343) based on 4% of the preceding month's gross revenue as defined in the amended agreement. T. M. Williams, the President and Chief Executive Officer of the Company is the potential beneficiary of several discretionary trusts that hold approximately 80% of the shares of Bingo, Inc.

Business Overview

Our objective is to become the leading online provider of bingo based games and entertainment. We intend to leverage the worldwide popularity of bingo with the growth of the Internet to become the premier bingo portal.

We are in the business of developing and operating an entertainment and service based website designed to provide a variety of free and cash bingo games, and other forms of entertainment, initially focused on the game Bingo and including chat rooms, sweepstakes, communities, and other forms of enhanced content. We are attempting to create a value-based website, complete with online services and an extensive database of registered players.

The entertainment and other content provided on the bingo.com portal does not include adult content.

Free Bingo Business

Our free bingo offering is built around a variety of free bingo games, provided to registered players over the Internet who compete against other players for the chance to win points. These points can be used to enter draws for prizes. Our primary objective is to provide these players a variety of free bingo based games and entertainment, as well as free online video poker and free slot machines. We intend to continue to provide points-based, play-for-free games emphasizing entertainment.

We have in the past used the appeal of the bingo.com domain name to sell advertising on the free site, which was our primary revenue source. During the quarter ended June 30, 2005, we commenced offering traditional bingo for cash to our players as an additional source of revenue.

Advertising revenue from the bingo.com website accounted for approximately 70% of our revenue for the year ended December 31, 2005. During the year ended December 31, 2005, over 15 million player sessions were offered to our registered players. The average visitor session length was 55 minutes per user. Our website continues to be one of the stickiest sites on the Internet. A "sticky website" is an industry term referring to a website that holds users for more than a few minutes per visit and has many repeat visitors. As a result of this appeal to web users, we served over 1.4 billion ads on our bingo.com website during the year ended December 31, 2005.

Although the games are free to play, players are required to register to receive points and, if they win, prizes and to access certain features on the site. All registration information is stored in online databases. We intend to continue to build awareness of, and drive traffic to, bingo.com through a marketing program consisting of various elements such as strategic alliances and online and off-line advertising.

Cash bingo

During the quarter ended June 30, 2005, Bingo.com, N.V., a subsidiary of Bingo.com, Ltd. signed a software license agreement with Chartwell Games (Malta) Limited ("Chartwell"), a subsidiary of Chartwell Technology Inc. The software license agreement entitles Bingo.com the use of Chartwell's gaming software to enable the Bingo.com players to play bingo for money. In addition,  the agreement entitles Bingo.com to use Chartwell's Cyberboss (the Gaming System Management) and Chartwell's CyberBanx (the ability to accept payments). The license agreement is renewable after five years and was agreed according to standard industry terms.

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

Cash gaming revenue from the bingo.com website accounted for approximately 30% of our revenue for the year ended December 31, 2005. We intend to reduce our previous focus on advertising revenue sources and focus primarily on revenue from our cash bingo and gaming.

The Niche

We continue to work towards positioning ourselves as the leading bingo focused entertainment portal on the Internet.  We believe the size of the worldwide bingo community, the domain name bingo.com, and the attractive nature of our product offering provides us an opportunity to build a large loyal base of daily visitors from around the world.

We believe our website, www.bingo.com has broad appeal in the Internet marketplace.  We also believe that bingo is well suited for online entertainment content, and that online games are a compelling entertainment medium for a mass user audience.  We believe that players will value an opportunity to win prizes and cash while being allowed to access bingo focused content according to their own schedule and from their own location.

We believe that our future success will be dependent on a number of factors.  These include focusing on online bingo games and related entertainment.  We also believe that the continued development of a personalized community atmosphere on the website will continue to encourage lengthy site visits by users.  We believe the nature of our website content and our player base will allow us to establish a large detailed database of registered players, which is a critical factor in attracting online players and advertisers.

Business Strategy

Our objective is to become the premier online destination for web-based bingo entertainment and a leading entertainment destination on the Internet. We are pursuing this objective through the following strategies:

Continue to enhance content

Registered players are provided with a variety of free games, and other forms of entertainment such as chat, sweepstakes, fortune telling, and more. The free bingo games can be played for points, which are redeemable for prizes. We are able to create low-cost content through creative face-changes of the standard bingo games. These 'skins' can reflect themes, corporate interests or other targeted messages.

Revenue streams

In 2005, we generated 70% of our revenue from selling advertising on the free bingo site and 30% of our revenue from cash bingo. We earned revenues from our portal through a variety of ways, such as the following:

-     Banner and button advertisements on our website;

-     Pop-ups, which are interstitial ads that appear as a separate window on top of content;

-     Superstitials; which are interstitial commercials that seamlessly load while a visitor is surfing the site;

-     Sponsorships of email newsletters or parts of our site;

-     Exchanging of links with other websites.

-     Offering cash bingo to our players.

Advertising revenue calculations are based on click-throughs, percentage of sales transactions, or other methods depending on the details of the agreements. The majority of the advertising revenue earned in 2005 was calculated on a Cost Per Thousand ("CPM") basis.

We are actively expanding our cash bingo site to attract more players to deposit cash on our site. We intend to discontinue to the sale of advertising except for sponsorship of email newsletters and focus entirely on cash bingo.

Expand registered user database

We have demonstrated the ability to attract and keep a large subscriber base. It is our intention to continue the growth of our database through expansion of our co-branding strategy and through strategic partnerships with affinity groups and penetration of traditional bingo venues by use of targeted promotions with suppliers of goods and services to such venues.

Entertainment and game sites have become increasingly popular and are showing strong growth rates. Our website traffic reports indicate that between 800 and 1200 new players a day are registering with www.bingo.com. There has been in excess of 35,000 unique visitors per day, with an average visitor session length of more than 55 minutes. It is the our belief that, if current growth rates can be maintained, we will not only maintain our status as the pre-eminent online bingo destination but also become a leading general entertainment destination on the Internet.

Leverage licensed users and alliances

We are confident that the variety of games and entertainment available on our website will encourage many visitors to come, stay, deposit funds, play and revisit often. In the process of providing a one-stop entertainment arena for bingo lovers, we are creating a value based website which is backed by an extensive database of registered players and their buying preferences. We believe the value of this demographic data has enabled us to generate revenue for our cash bingo site.

Extend and enhance the value of the brand name

We believe that establishing a readily recognizable brand name is critical to attracting a larger player base and deriving additional revenue. We believe that our bingo.com website has inherent value as a brand name and we intend to aggressively expand our player base by promoting that name. We intend to pursue online and offline marketing strategies, promotional opportunities, and strategic alliances to make bingo.com website the leading entertainment destination for bingo on the Internet. Amongst the initiatives being considered are the exploration of co-branding opportunities with land-based bingo halls in North America and Europe where our brand may be displayed in such land-based bingo halls in exchange for promotion of those halls on our website.  To date, we have not agreed with any land-based bingo halls to a co-branding agreement.  Additionally, depending upon whether the regulatory framework in a particular jurisdiction permits its residents to play cash bingo, we would like to enter into strategic alliances with members of the non-profit sector to drive traffic from their websites to our website in exchange for a share of the profits generated by those players.  To date, we have not entered any strategic alliances agreements.

Marketing Strategy

Our goal is for the bingo.com website to become the most recognized bingo and entertainment destination site on the Internet. We intend to continue building an Internet community consisting of a dedicated and loyal user base that we believe will support our ability to generate advertising revenues, and e-commerce sales for us.

Advertising focused on promoting the bingo.com website within North America, the United Kingdom and in targeted international markets through strategic partnerships, co-branding and other promotional activities with a variety of companies is contemplated. This strategy is intended to further develop the growing database of registered players.

We also use our database of registered users to send targeted emails and other advertisements in order to encourage our subscribers to play. We offer special promotions and other offerings that bring additional users to our site such as the use of our email list to promote special events.

Employees

As of December 31, 2005, we had six full-time employees, not including temporary personnel, consultants, and independent contractors. We retain consultants to provide special expertise in developing strategy, marketing, software and technologies and outsource our development resources. We outsource our web-design and development as the need for changes to site architecture and graphics is sporadic and it is more cost effective to hire contractors on an ad-hoc basis. None of our employees is represented by a labor union, and we believe that our relationship with our employees is good.

We are substantially dependent upon the continued services and performance of T. M. Williams, our President, Chief Executive Officer and Chairman of our Board. The loss of the services of this key individual would have a material adverse effect on our business, financial condition and results of operations. We do not carry any key man life insurance on Mr. Williams.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

At the end of fiscal 2005, the majority of our equipment was located in Curacao, Netherlands Antilles with the remainder in Canada.

Seasonality

We do not believe that seasonality has an effect on our traffic volumes or our revenue realization.

Competition

We face competition primarily from other cash bingo companies e.g. Bingomania, Cyberbingo and St Minver. We will continue to compete with these large sites as well as many other smaller offerings, and there can be no assurances that we will be successful in attracting users from these sites.

Trademarks and Intellectual Property Protection

We will continue to consider the need to apply for trademark registration and protection for our games, logo and various phrases in Canada and the United States. During the year ended December 31, 2005, we registered the trademark "Bingo.com" in the European Union for a period of 10 years.

ITEM 2. DESCRIPTION OF PROPERTY.

Our executive office is located in The Valley, Anguilla, B.W.I. We commenced the lease agreement on October 1, 2005, for a period of three years. The monthly rental is $250.

Our primary administrative, sales and marketing facility is located in leased space in Vancouver, British Columbia.  This facility occupies approximately 2,480 square feet.  We renewed our sublease arrangement on September 30, 2005, for a term of sixty months and ending September 30, 2010. The monthly rental is approximately $3,700.

We believe that these facilities will be adequate to meet our requirements for the foreseeable future and that suitable additional space will be available if needed.

Other than described above, neither we, nor any of our subsidiaries presently own or lease any other property or real estate.

ITEM 3. LEGAL PROCEEDINGS.

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

We are not currently a party to any legal proceeding, other than the case listed above, and was not a party to any other legal proceeding during the fiscal year ended December 31, 2005. Other than the case listed above we are currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our Annual Meeting of Stockholders in Anguilla on October 10, 2005, for the purposes of electing our directors, to ratify the appointment of Dohan and Company, CPA's, P.A., as our independent auditors for the 2005 fiscal year, and to ratify the 2005 Stock Option plan and to authorize the administrators of the plan to issue up to 2,000,000 options to directors, employees or consultants of the Company. The Company issued a schedule 14A proxy statement to the shareholders on September 9, 2005.

All nominees for directors were elected, the appointment of auditors was ratified, and 2005 Stock Option plan and the authorization of the administrators of the plan to issue up to 2,000,000 options to directors, employees or consultants of the Company were ratified. The voting on each matter is set forth below:

Election of the Directors of the Company.

Nominee                       For                   Against             Abstain

T. M. Williams              22,384,454         55,859               20,510

P. A. Crossgrove          22,384,454         36,059               40,310

Proposal to ratify the appointment of Dohan and Company, CPA.'s, P.A., as our independent auditors for the 2005 fiscal year.

For                          Against                         Abstain

22,417,209                     22,904                           20,710

Proposal to ratify the 2005 Stock Option plan and to authorize the administrators of the plan to issue up to 2,000,000 options to directors, employees or consultants of the Company.

For                          Against                         Abstain             Not Voted

17,949,565                     153,427                         27,098               4,340,733

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Our common stock is currently quoted on the National Association of Securities Dealers OTC Bulletin Board (the "OTCBB") under the symbol "BNGOF".

On March 19, 1997, our common stock was approved for trading on the OTCBB under the symbol "PGLB".  In January 1999, when we changed our name to Bingo.com, Inc., our OTCBB symbol was changed to "BIGG".  On July 26, 1999, we changed our trading symbol from "BIGG" to "BIGR". On April 7, 2005, Bingo.com, Inc. completed a merger with its wholly- owned subsidiary Bingo.com, Ltd. The principal reason for Bingo.com, Inc.'s merger with its subsidiary Bingo.com, Ltd. was to facilitate Bingo.com, Inc.'s reincorporation under the International Business Companies Act of Anguilla, B.W.I. Effective April 7, 2005, the shares of Bingo.com, Ltd. began trading under the new ticker symbol "BNGOF".  The bid quotations set forth below, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

Quarter Ended	High (1)	Low (1)
December 31, 2005	$0.80	$0.53
September 30, 2005	$0.90	$0.47
June 30, 2005	$1.65	$0.61
March 31, 2005	$1.10	$0.40
December 31, 2004	$0.66	$0.16
September 30, 2004	$0.20	$0.07
June 30, 2004	$0.18	$0.08
March 31, 2004	$0.11	$0.04

1. Prices as per Yahoo! Finance

On March 29, 2006, the last reported sale price of our common stock, as reported by the OTCBB, was $0.94 per share.

As of March 29, 2006, we believe there are approximately 3,127 shareholders (including nominees and brokers holding street accounts) of our shares of common stock.

Other than described above, our shares of common stock are not and have not been listed or quoted on any other exchange or quotation system.

Dividend Policy

We have not declared or paid any cash dividends on our common stock since our inception, and our Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

Recent Sales of Unregistered Securities

During the quarter ended June 30, 2005, the Company completed a non-brokered private placement offering of 1,339,667 common shares at US$0.75 per share, which has raised gross proceeds of US$1,004,750. The private placement was completed under Regulation S.

Securities authorized for issuance under equity compensation plans.

We have reserved a total of 1,895,000 common shares for issuance under its 1999 stock option plan.  Pursuant to this plan we have 1,100,000 stock purchase options (2004 - 1,100,000) outstanding at December 31, 2005.

We have reserved a total of 5,424,726 common shares for issuance pursuant to grants under the 2001 stock option plan.  Pursuant to this plan we have 2,767,850 stock purchase options (2004 - 3,225,000) outstanding as at December 31, 2005. 2,167,850 of the stock options outstanding at December 31, 2005, were granted with vesting provisions as to 10% vesting at the grant date, an additional 15% vesting one year following the date of grant and an additional 2% vesting per month thereafter. During the year ended December 31, 2005, the holders of the stock options exercised 709,150 of their options, of which 252,000 shares were only issued after December 31, 2005.

We have reserved a total of 2,000,000 common shares for issuance under our 2005 stock option plan.  Pursuant to this plan we have 835,000 stock purchase outstanding at December 31, 2005. 635,000 of the stock options outstanding at December 31, 2005, were granted with vesting provisions as to 10% vesting at the grant date, an additional 15% vesting one year following the date of grant and an additional 2% vesting per month thereafter.

The 1999 and 2001 plans were approved in 2001 by our shareholders and the 2005 plan was approved by our shareholders in 2005.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,450,850	$0.22	4,159,726
Equity compensation plans not approved by security holders	0	0	0
Total	4,450,850	$0.22	4,159,726

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The information contained in this Management's Discussion and Analysis or Plan of Operation contains "forward looking statements." Actual results may materially differ from those projected in the forward looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be materially different from the expectations expressed in this Annual Report. The following discussion should be read in conjunction with the audited Consolidated Financial Statements and related Notes thereto included in Item 7 and with the Special Note regarding forward-looking statements included in Part 1.

OVERVIEW

Since 1999, we have been focused on the development of prize-based, play for free Internet games, with an emphasis on entertainment. We began to experience revenue growth from these games in fiscal 2000.

Seventy-percent of our revenue in 2005 was derived from the sale of Internet advertising and thirty-percent from cash bingo. We expect that in the future, cash bingo will contribute a significant portion of the revenue.

We have made a significant investment in the development of our website, purchase of domain name, branding, marketing, and maintaining operations.  As a result we have incurred significant losses since inception, and as of December 31, 2005, had an accumulated deficit of $9,360,584.  For the last six quarters, we have been profitable. Management anticipates that this trend will continue.

Moving forward, we will continue to control operating costs and expansion costs so as to continue to operate profitably and efficiently.

The consolidated statement of operations data for the years ended December 31, 2005, and 2004, and the consolidated balance sheet data as of December 31, 2005, and 2004, are derived from our audited consolidated financial statements included in Item 7 of this report, which have been audited by Dohan and Company, CPA's, P.A., independent auditors. The consolidated statement of operations data for the years ended December 31, 2003, 2002, and 2001 and the consolidated balance sheet data as of December 31, 2003, 2002 and 2001, are derived from audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of results to be expected in any future period.

Consolidated Statement of Operations Data:

		Year Ended December 31,
	2005	2004	2003	2002	2001

Revenue
Advertising revenue	$1,386,479	$1,158,620	$888,888	$717,192	$1,734,322
Cash bingo revenue	594,582	-	-	-	-
Total revenue	1,981,061	1,158,620	888,888	717,192	1,734,322

Cost of revenue	485,419	245,594	211,253	351,207	1,093,963
Gross profit	1,495,642	913,026	677,635	365,985	640,360
Operating expenses including interest and other income (expenses)	1,397,417	991,595	974,887	1,334,728	2,597,380
Interest and other income	22,565	6,929	61,761	35	1,821
Net income (loss)	120,790	$(71,640)	$(235,491)	$(968,708)	$(1,955,200)

Basic net income (loss) per share	$0.00	$(0.00)	$(0.02)	$(0.09)	$(0.19)
Diluted net income (loss) per share	$0.00	$(0.00)	$(0.02)	$(0.09)	$(0.19)
Weighted average common shares Outstanding	26,066,441	20,183,438	11,104,608	10,953,238	10,447,200

		Year Ended December 31,
	2005	2004	2003	2002	2001
Consolidated Balance Sheet Data:
Cash	$1,071,088	$74,032	$34,046	$14,682	$14,028
Total assets	2,738,652	1,571,889	1,477,173	1,469,185	2,136,890
Total liabilities	767,775	932,985	2,619,691	2,376,212	2,092,415
Long term obligations	9,403	157,042	1,585,858	1,395,000	1,125,974
Total stockholders' equity (deficit)	1,970,877	638,904	(1,142,518)	(907,027)	44,475
Working capital (deficit)	581,855	(625,376)	(1,177,144)	(1,299,148)	(1,054,578)

CRITICAL ACCOUNTING POLICIES

The following discussion of critical accounting policies is intended to supplement the Summary of Significant Accounting Policies presented as Note 2 to our 2005 audited consolidated financial statements presented elsewhere in this report.  Note 2 summarize the accounting policies and methods used in the preparation of our consolidated financial statements. The policies discussed below were selected because they require the more significant judgments and estimates in the preparation and presentation of our financial statements. On an ongoing basis, management evaluates these judgments and estimates, including whether there are any uncertainties as to compliance with the revenue recognition criteria described below, and recoverability of long-lived assets, as well as the assessment as to whether there are contingent assets and liabilities that should be recognized or disclosed for the consolidated financial statements to fairly present the information required to be set forth therein. We base our estimates on historical experience, as well as other events and assumptions that are believed to be reasonable at the time. Actual results could differ from these estimates under different conditions.

Revenue Recognition

Advertising revenues have been recognized as the advertising campaign or impressions and clicks are made on the website and when collection of the amounts are reasonably assured. Cash received in advance of the advertising campaigns or impressions and clicks are recorded under unearned revenue.

Cash Bingo revenues have been recognized on the basis of total dollars wagered on all games less all winnings payable to players.

Impairment of Long-lived Assets

Management evaluates long-lived assets for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets". These assets comprise mainly property and equipment, and the bingo.com domain name. The impairment review is performed by management, whenever events and circumstances indicate that the assets may be impaired. In performing this review, we estimate the future net cash flows from the assets and compare this amount to the carrying value. If this review indicates the carrying value may not be recoverable, impairment losses are measured and recognized based on the difference between the estimated discounted cash flows over the remaining life of the assets and the assets' carrying value. Changes in our future net cash flow estimates may impact our assessment as to whether a particular long-lived asset has been impaired.

SOURCES OF REVENUE AND REVENUE RECOGNITION

We generate our revenue from the sale of advertising on our website and from cash bingo. For advertising revenue, we recognize as revenues the amount paid to us upon the delivery and fulfillment of advertising in the form of banner and button ads, email, rich media and newsletters, provided that the collection of the resulting receivable is probable. For cash bingo, we recognize revenue on the basis of total dollars wagered on all games less all winnings payable to players.

SUPPLEMENTARY FINANCIAL INFORMATION

Quarterly Results of Operations

The following tables present our unaudited consolidated quarterly results of operations for each of our last eight quarters.  This data has been derived from unaudited consolidated financial statements that have been prepared on the same basis as the annual audited consolidated financial statements and, in our opinion, include all normal recurring adjustments necessary for the fair presentation of such information. These unaudited quarterly results should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2005, included in Item 7 of this report.

		Three Months Ended
	March 31 2005	June 30 2005	September 30 2005	December 31, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Advertising revenue	$403,551	$413,978	$267,860	$301,090
Cash bingo revenue	-	43,361	197,873	353,348
Total Revenue	403,551	457,339	465,733	654,438

Cost of revenue	100,281	111,313	113,140	160,685
Gross profit	303,270	346,026	352,593	493,753
Operating expenses and other (income) / expenses	271,061	344,504	305,628	453,658
Net income from continuing operations	$32,209	$1,522	$46,965	$40,095
Basic and diluted net income per share	$0.00	$0.00	$0.00	$0.00
Weighted average common shares, Basic and diluted	24,500,808	26,224,310	26,732,425	26,775,903

		Three Months Ended
	March 31 2004	June 30 2004	September 30 2004	December 31, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$246,189	$247,752	$274,758	$389,921
Cost of revenue	46,964	53,446	64,291	80,893
Gross profit	199,225	194,306	210,467	309,028
Operating expenses and other (income) / expenses	237,704	331,474	170,051	245,437
Net gain (loss) from continuing operations	$(38,479)	$(137,168)	$40,416	$63,591
Basic and diluted net loss per share	$(0.00)	$(0.01)	$0.00	$0.00
Weighted average common shares, Basic and diluted	11,104,608	21,132,386	24,266,546	24,318,317

Our financial statements and related schedules are described under "Item 7. Financial Statements".

RESULTS OF OPERATIONS

Years Ended December 31, 2005 and 2004

            Revenue

Total Revenue increased to $1,981,061 for the year ended December 31, 2005, an increase of 71% over revenue of $1,158,620 for the same period in the prior year. Advertising Revenue increased to $1,386,479 for the year ended December 31, 2005, an increase of 20% over revenue of $1,158,620 for the same period in the prior year.  We increased our advertising rates by approximately 10% overall and obtained a greater number of individual advertisers, thereby providing a more diverse and increased revenue stream. During the year ended December 31, 2005, we introduced traditional bingo for cash to our players. Our revenue from cash bingo amounted to $594,582 for the year ended December 31, 2005.

            Cost of revenue

We recorded cost of revenue of $485,419 during the year ended December 31, 2005, an increase of $239,825 or 98% compared to costs of $245,594 for the same period in the prior year. The gross margin reduced to 75% in 2005 from 79% in 2004.

Cost of revenue consists of commissions paid on the sale of advertising, the cost of hosting the website, payment processing fees in relation to deposits on the cash bingo site, software license fees, and the domain name purchase payments. During the year ended December 31, 2005 we commenced offering traditional cash bingo to our players. This increase in the cost of revenue is due to the set-up and commencement of cash bingo, especially software license fees.

            Sales and marketing expenses

Sales and marketing expenses increased to $429,255 for the year ended December 31, 2005, an increase of $377,803 over 2004 selling and marketing expenses of $51,452. Sales and marketing expenses include principally costs for marketing, prizes for our free game site and bonuses and incentives offered to players to encourage them to play more on the cash bingo site. This increase in sales and marketing expenses in 2005 compared to the prior year is due to the commencement of cash bingo, especially bonuses and incentives offered to players.

We expect to continue to incur sales and marketing expenses to further our efforts to increase traffic and deposits to our web portal. These costs will include bonuses and incentives, commissions, salaries, advertising, and other promotional expenses intended to increase our subscriber base and improve revenue. There can be no assurances that these expenditures will result in increased traffic or significant new revenue sources.

            General and administrative expenses

General and administrative expenses consist primarily of  premises costs for our office, legal and professional fees, and other general corporate and office expenses. General and administrative expenses increased to $421,162 for the year ended December 31, 2005, an increase of 97% over costs of $213,766 for the previous year. General and administrative expenses have increased in comparison to the prior year due to the expenses incurred in operating the new cash bingo site and an increase in legal expenses on legal advise on merging the Company with its subsidiary in Anguilla, British West Indies, and the filing of the Form S-4 with the Securities Exchange Commission.  In addition, the general and administrative expenses have increased due to the weakness of the United States dollar in comparison with the Canadian dollar.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants and benefits increased to $532,654 during the year ended December 31, 2005, an increase of 33% over costs of $400,521 for the previous year. This increase is due to the employment of additional staff to assist with the cash bingo operations.

Depreciation and amortization

Depreciation and amortization includes depreciation of our equipment, as well as amortization of intangible asset relating to the email list. Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years.  Depreciation increased to $45,942 during the year ended December 31, 2005, an increase of 74% over costs of $26,347 during the prior year. During the year ended December 31, 2004, we acquired equipment, especially servers, to enable us to run the cash bingo site.

Other income and expenses

Interest expense consists of accrued interest on the convertible debentures and other debt instruments, such as leases and the amortization of the Debenture discount issued with Debenture "A" and Debenture "B". Interest expense decreased to $2,218 for 2005, a decrease of $53,188 (96%) over the prior year's expense of $55,406. This decrease in interest expense in 2005, compared to the prior year is due to the conversion of Debenture "A" and the accrued interest into common stock of the Company during the second quarter of 2004 and the conversion of Debenture "B" and the accrued interest into common stock of the Company during the third quarter of 2004. During the year ended December 31, 2004, we incurred Interest expense - Warrant - Debenture Discount of $259,823 in the write off of the unamortized portion of the Warrant - Debenture Discount, due to the conversion of Debenture "A" into shares of the Company and the expiration of Warrant "A" for 4,800,000 shares of the Company during the second quarter of 2004 and the conversion of Debenture "B" into shares of the Company during the third quarter of 2004.

During the year ended December 31, 2005, we made gains of $60,482 (2004 - $42,933) from the settlement of debts with creditors.

During the year ended December 31, 2005, we incurred foreign exchange losses of $25,296 (2004 - $27,474) due to balances held in Canadian dollars, which were affected by the weakness of the US Dollar in relation to the Canadian Dollar.

            Income taxes

No income taxes were payable in 2005 or in 2004, as a result of the operating losses recorded in previous years. During the year ended December 31, 2005, the Bingo.com, Inc. merged with its subsidiary Bingo.com, Ltd. in Anguilla, British West Indies. Anguilla is a zero tax jurisdiction and therefore accordingly, we have not booked an income tax benefit at December 31, 2005 and 2004. All losses incurred can be carried forward for seven years for Canadian income tax purposes.

            Net income / loss and income / loss per share

We ended the year with a net income of $120,790, a basic income per share of $0.00, which is an improvement over the prior year's net loss and loss per share of $71,640 and $0.00, respectively. This increase in profits is due to our management's continued efforts to control operating costs and to increase revenue streams, especially the commencement of cash bingo.

            Merger

During the year ended December 31, 2005, Bingo.com, Inc. completed a merger with its wholly- owned subsidiary Bingo.com, Ltd. All of the outstanding common shares of Bingo.com, Ltd. were registered by Bingo.com, Inc. and Bingo.com, Ltd. under an S-4 registration statement dated March 3,

2005.  The Form S-4 registration statement became effective on March 8, 2005. The principal reason for Bingo.com, Inc.'s merger with its subsidiary Bingo.com, Ltd. was to facilitate Bingo.com, Inc.'s reincorporation under the International Business Companies Act of Anguilla, B.W.I. Effective Thursday, April 7, 2005, the shares of Bingo.com, Ltd. began trading under the new ticker symbol "BNGOF".

The merger was accounted for as a reverse merger transaction, with Bingo.com Ltd. being the surviving Company for financial reporting purposes.  As a result the consolidated financial statements will be issued under the name of Bingo.com Ltd., but are considered a continuation of the consolidated financial statements of Bingo.com, Inc. and therefore the assets and liabilities are recorded in Bingo.com Ltd. financial statements at their historical value.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $1,071,088 and positive working capital of $581,855 at December 31, 2005. This compares to cash of $74,032 and working capital deficiency of ($625,376) at December 31, 2004. This increase is due to the proceeds from the private placement during the year ended December 31, 2005 and improved profitability.

During the year ended December 31, 2005, we used cash of $51,722 in operating activities compared to generating cash of $190,884 in the prior year. The reduction in cash flow from operating activities in 2005 is due to the commencement of cash bingo during the year ended December 31, 2005.

Net cash generated by financing activities was $1,063,544 in 2005, which compares to cash used of $11,316 in 2004. This increase in cash generated is due to the cash raised in the private placement during the year ended December 31, 2005.

We used cash of $14,7662 in investing activities in 2005, compared to using cash of $139,582 in the prior year. In the year ending December 31, 2005, cash of $14,976 (2004 - $90,146) was invested in the capital assets, especially servers for operating the cash bingo site and of $nil (2004 - $49,436) was invested in the acquisition of the email list in accordance with the settlement with Roger Ach and Lottery.com.

Our future capital requirements will depend on a number of factors, including costs associated with development of our Web portal, the success and acceptance of our cash bingo site and the possible acquisition of complementary businesses, products and technologies.

AUDIT COMMITTEE

Our audit committee is the Board of Directors. The audit committee meets regularly throughout the year and met with the independent auditors on March 27, 2006, and approved the financials statements for the year ended December 31, 2005.

ITEM 7. FINANCIAL STATEMENTS.

BINGO.COM, LTD.

(Formerly Bingo.com, Inc.)

Consolidated Financial Statements

Years ended December 31, 2005 and 2004

Dohan and Company                                                 7700 North Kendall Drive, #200

Certified Public Accountants                                     Miami, Florida 33156-7578

A Professional Association                                        Telephone       (305) 274-1366

                                                                                    Facsimile         (305) 274-1368

                                                                                    Email               info@uscpa.com

                                                                                    Internet           www.uspca.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Bingo.com, Ltd. and Subsidiaries (formerly Bingo.com, Inc. and Subsidiaries)

The Valley, Anguilla, B.W.I.

We have audited the accompanying consolidated balance sheets of Bingo.com, Ltd. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders equity (deficit) and cash flows for the years then ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bingo.com, Ltd. and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Dohan and Company, CPA's

Miami, Florida

March 16, 2006

BINGO.COM, LTD.

(Formerly Bingo.com, Inc.)

Consolidated Balance Sheets

December 31,	2005	2004
Assets
Current assets:
Cash	$1,071,088	$74,032
Accounts receivable	166,540	56,588
Inventory	559	864
Prepaid expenses	102,040	19,083
Total Current Assets	1,340,227	150,567

Equipment, net (Note 3)	96,273	118,933

Other assets	17,310	7,659

Domain name rights and intangible assets (Note 4)	1,284,842	1,294,730

Deferred tax asset, less valuation allowance of $1,004,060 (2004 - $3,140,726) (Note 8)	-	-

Total Assets	$2,738,652	$1,571,889

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$487,226	$466,864
Accrued liabilities	64,657	74,319
Accounts payable and accrued liabilities - related party (Note 9)	71,237	119,260
Unearned revenue	135,252	115,500
Total Current Liabilities	758,372	775,943

Long term loan payable - related party (Note 9)	9,403	157,042

Total Liabilities	767,775	932,985

Commitments (Note 7)

Stockholders' equity (Note 6):
Common stock, no par value, unlimited shares authorized, 26,775,903 shares issued and outstanding (December 31, 2004 - 24,399,086)	11,284,281	10,095,698
Stock options exercised - subscription shares	22,600	-
Accumulated deficit	(9,360,584)	(9,481,374)
Accumulated other comprehensive loss: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	1,970,877	638,904

Total Liabilities and Stockholders Equity	$2,738,652	$1,571,889

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD.

(Formerly Bingo.com, Inc.)

Consolidated Statements of Operations

Years ended December 31,	2005	2004

Advertising revenue	$1,386,479	$1,158,620
Cash bingo revenue	594,582	-
Total revenue	1,981,061	1,158,620

Cost of producing revenue	485,419	245,594

Gross profit	1,495,642	913,026

Operating expenses:
Depreciation and amortization	45,942	26,347
General and administrative	421,162	213,766
Salaries, wages, consultants and benefits	532,654	400,521
Selling and marketing	429,255	51,452
Total operating expenses	1,429,013	692,086

Income before other income (expense) and taxes	66,629	220,940

Other income (expense):
Foreign exchange losses	(25,296)	(27,213)
Gain on settlement of debt	60,482	42,933
Loss on disposal of equipment	(1,372)	-
Interest expense	(2,218)	(55,406)
Interest expense - warrants	-	(259,823)
Interest income	12,662	6,879
Other income	9,903	50

Income (loss) before income taxes	120,790	(71,640)

Income tax expense	-	-

Net income (loss)	$120,790	$(71,640)

Net income (loss) per common share, basic (Note 2)	$0.00	$(0.00)
Net income (loss) per common share, diluted (Note 2)	$0.00	$(0.00)

Weighted average common shares outstanding, basic (Note 2)	26,066,441	20,183,438
Weighted average common shares outstanding, diluted (Note 2)	29,447,967	20,183,438

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD.

(Formerly Bingo.com, Inc.)

Consolidated Statements of Stockholders' Equity (Deficit)

Years ended December 31, 2005 and 2004

	Common stock				Accumulated Other Comprehensive loss
	Shares	Amount	Subscription shares	Accumulated (Deficit)	Foreign currency translation adjustment	Total Stockholders' Equity (Deficit)
Balance, December 31, 2003	11,104,608	$ 8,242,636	-	$ (9,409,734)	$ 24,580	$ (1,142,518)

Conversion of Debenture "A" and accrued interest	12,003,334	1,650,667	-	-	-	1,650,667

Conversion of Debenture "B" and accrued interest	1,141,144	179,895	-	-	-	179,895

Exercise of stock options	150,000	22,500	-	-	-	22,500

Net loss	-	-	-	(71,640)	-	(71,640)
Balance, December 31, 2004	24,399,086	$ 10,095,698	-	$ (9,481,374)	$ 24,580	$ 638,904

Exercise of stock options	457,150	38,833	-	-	-	38,833

Private placement	1,339,667	1,004,750	-	-	-	1,004,750

Exercise of warrant "B"	580,000	145,000	-	-	-	145,000

Exercise of stock options - subscription shares	-		22,600			22,600

Net Income	-	-		120,790		120,790
Balance, December 31, 2005	26,775,903	$ 11,284,281	22,600	$ (9,360,584)	$ 24,580	$ 1,970,877

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD.

(Formerly Bingo.com, Inc.)

Consolidated Statements of Cash Flows

Years ended December 31,	2005	2004
Cash flows from operating activities:
Net income (loss)	$120,790	$(71,640)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	45,942	26,347
Gain on settlement of debt	(60,482)	(42,933)
Amortization of warrants - debenture discount	-	259,823
Loss on disposal of equipment	1,372	-
Changes in operating assets and liabilities:
Accounts receivable	(109,952)	10,986
Prepaid expenses	(82,957)	(4,854)
Inventory	305	(201)
Other assets	(9,651)	3,138
Accounts payable and accrued liabilities	23,159	(80,771)
Unearned revenue	19,752	90,989
Net cash (used in) provided by operating activities	(51,722)	190,884

Cash flows from investing activities:
Acquisition of equipment	(14,976)	(90,146)
Acquisition of intangible asset	-	(49,436)
Proceeds on disposal of equipment	210	-
Net cash used in investing activities	(14,766)	(139,582)

Cash flows from financing activities:
Exercise of warrant "B"	145,000	-
Exercise of stock options	38,833	22,500
Exercise of stock options - subscription shares	22,600	-
Private placement	1,004,750	-
Repayment of loans and notes payable	(147,639)	(33,816)
Net cash provided by (used in) financing activities	1,063,544	(11,316)

Net increase in cash	997,056	39,986

Cash, beginning of year	74,032	34,046
Cash, end of year	$1,071,088	$74,032

Supplementary information:
Interest paid	$2,218	$2,662
Income taxes paid	$-	$-

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD.

(Formerly Bingo.com, Inc.)

Notes to Consolidated Financial Statements

Years ended December 31, 2005 and 2004

1.   Introduction:

      Nature of business

Bingo.com, Ltd. (the "Company") was incorporated on January 12, 1987, under the laws of the State of Florida as Progressive General Lumber Corp. On January 22, 1999, the Company changed its name to Bingo.com, Inc. On April 7, 2005, Bingo.com, Inc. completed a merger with its wholly- owned subsidiary Bingo.com, Ltd. The surviving corporation of the merger is Bingo.com, Ltd. which is domiciled in Anguilla, British West Indies.  All of the outstanding common shares of Bingo.com, Ltd. were registered by Bingo.com, Inc. and Bingo.com, Ltd. under an S-4 registration statement dated March 3, 2005.  The S-4 registration statement became effective on March 8, 2005. The principal reason for Bingo.com, Inc.'s merger with its subsidiary Bingo.com, Ltd. was to facilitate Bingo.com, Inc.'s reincorporation under the International Business Companies Act of Anguilla, B.W.I. Anguilla, B.W.I. is a corporate tax-free jurisdiction.  Effective Thursday, April 7, 2005, the shares of Bingo.com, Ltd. began trading under the new ticker symbol "BNGOF".

The Company is in the business of providing games and entertainment based on the game of bingo through its internet portal, www.bingo.com and earns revenue from advertising placed on the portal and offering traditional cash bingo to its players.

2.    Summary of significant accounting policies:

(a)  Basis of presentation:

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial statements include the accounts of the Company's wholly-owned subsidiaries, English Bay Office Management Limited (previously Bingo.com (Canada) Enterprises Inc.), Bingo.com N.V. (registered in Curacao, Netherlands Antilles), Bingo.com (Antigua) Inc., Bingo.com (Wyoming) Inc., Bingo Acquisition Corp and the 99% owned subsidiary, Bingo.com (UK) plc. All material intercompany balances and transactions have been eliminated in the consolidated financial statements.

(b) Use of estimates:

The preparation of consolidated financial statements in conformity with generally accepted accounting principles of the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and recognized revenues and expenses for the reporting periods.  Significant areas requiring the use of estimates include the valuation of long-lived assets, the collectibility of accounts receivable and the valuation of deferred tax assets.  Actual results may differ significantly from these estimates.

BINGO.COM, LTD.

(Formerly Bingo.com, Inc.)

Notes to Consolidated Financial Statements

Years ended December 31, 2005 and 2004

2.   Summary of significant accounting policies (Continued)

(c)   Revenue recognition:

Advertising revenues have been recognized as the advertising campaign or impressions and clicks are made on the website and when collection of the amounts are reasonably assured. Cash received in advance of the advertising campaigns or impressions and clicks are recorded under unearned revenue.

Cash Bingo revenues have been recognized on the basis of total dollars wagered on all games less all winnings payable to players.

(d)  Foreign currency:

The consolidated financial statements are presented in United States dollars, the functional currency of the Company. The Company accounts for foreign currency transactions and translation of foreign currency financial statements under Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation" ("SFAS 52"). Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at the transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date.

Gains and losses from restatement of foreign currency monetary and non-monetary assets and liabilities are included in income. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in earnings.

(e)  Accounts receivable:

Trade and other accounts receivable are reported at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable includes trade receivables from customers, and receivables from payment processors. The Company estimates doubtful accounts on an item-by-item basis and includes over-aged accounts as part of allowance for doubtful accounts, which are generally ones that are ninety-days overdue.  Bad debt expense for the year ended December 31, 2005, was $2,560 (2004 - $9,200).

(f)   Inventory:

Inventory is stated at the lower of cost or market value. It consists of products, such as t-shirts, which are sold from our online store.

(g)  Equipment:

Equipment is recorded at cost less accumulated depreciation. Depreciation is provided for annually on the declining balance method over the following periods :

                        Equipment and computers                      3 years

                        Furniture and fixtures                             5 years

BINGO.COM, LTD.

(Formerly Bingo.com, Inc.)

Notes to Consolidated Financial Statements

Years ended December 31, 2005 and 2004

2.   Summary of significant accounting policies (Continued):

(g)  Equipment: (Continued)

Expenditures for maintenance and repairs are charged to expenses as incurred. Major improvements are capitalized. Gains and losses on disposition of equipment are included in income or expenses as realized.

      (h)  Advertising:

The Company expenses the cost of advertising in the period in which the advertising space or airtime is used. Advertising costs charged to selling and marketing expenses in 2005 totaled $70,150 (2004 - $18,254).

(i)   Stock-based compensation:

The Company accounts for its stock-based compensation arrangements with employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. As such, compensation expense under fixed term option plans is recorded at the date of grant only to the extent that the market value of the underlying stock at the date of grant exceeds the exercise price.  In accordance with SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), since the Company has continued to apply the principles of APB 25 to employee stock compensation, pro forma loss and pro forma loss per share information has been presented as if the options had been valued at their fair values.  The Company recognizes compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received based upon the fair value of the services or equity instruments issued, whichever is more reliably determined.  Stock compensation expense is recognized as the stock option is earned, which is generally over the vesting period of the underlying option.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." ("FIN 44")  The Company adopted FIN 44, effective July 1, 2000, with respect to certain provisions applicable to new awards, option repricings, and changes in grantee status.  FIN 44 addresses practice issues related to the application of APB 25.  The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and SFAS 148 and EITF No. 96-18, "Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". The measurement date used is the earlier of either the performance commitment date or the date at which the equity instrument holder's performance is complete.

As required by SFAS No. 148, the following provides pro forma net income and pro forma net income per common share disclosures for stock-based awards as if the fair-value-based method defined in SFAS No. 123 had been applied.

BINGO.COM, LTD.

(Formerly Bingo.com, Inc.)

Notes to Consolidated Financial Statements

Years ended December 31, 2005 and 2004

2.   Summary of significant accounting policies (Continued):

(i)    Stock-based compensation: (Continued)

	2005	2004
Net income (loss) for the year - as reported	$120,790	$(71,640)
Add: Total stock-based compensation expense included in net loss, as reported determined under APB 25, net of related tax effects	$-	$-
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	$(149,332)	$(168,075)
Net loss for the year - pro forma	$(28,542)	$(239,715)
Basic net income (loss) per share - as reported	$0.00	$(0.00)
Basic net loss per share - pro forma	$(0.00)	$(0.01)
Weighted average fair value of options granted during the year	$0.39	$0.09

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004
Expected dividend yield	-	-
Expected stock price volatility	148 - 184%	146 - 175%
Risk-free interest rate	0.98 - 3.19%	0.98 - 1.52%
Expected life of options	2.5 - 3.56 years	5 years
Block discount applied	40%	40%

In December 2004, the FASB issued SFAS No. 123R (revised 2004) Share-Based Payment, This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. Pro forma disclosure is no longer an alternative. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. This statement uses the terms compensation and payment in their broadest senses to refer to the consideration paid for goods or services, regardless of whether the supplier is an employee.

Upon adoption of SFAS No. 123R, we will begin recognizing the cost of stock options using the modified prospective application method whereby the cost of new awards and awards modified, repurchased or cancelled after the required effective date and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. Because we historically accounted for

BINGO.COM, LTD.

(Formerly Bingo.com, Inc.)

Notes to Consolidated Financial Statements

Years ended December 31, 2005 and 2004

2.   Summary of significant accounting policies (Continued):

(i)    Stock-based compensation: (Continued)

share-based payment arrangements under the intrinsic value method of accounting, we will continue to provide the disclosures required by Statement of Financial Accounting Standards No. 123 until the effective date of SFAS No. 123R, regarding pro-forma net earnings and basic and diluted earnings per share, had compensation expense for our stock options been recognized based upon the fair value for awards granted. SFAS No. 123R becomes effective from January 1, 2006. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future. For fiscal year 2006, we estimate the incremental increase to compensation costs related to the expensing of stock options will be approximately $91,736, net of income tax.

In accordance with SFAS No. 123R the Company has calculated the estimate of the expected term based on the "plain vanilla" employee stock option approach. Under this approach, the expected term would be presumed to be the mid-point between the vesting date and the life of the option.

(j)  Impairment of long-lived assets and long-lived assets to be disposed of:

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets" ("SFAS 142"). During the years presented, the only long-lived assets reported on the Company's consolidated balance sheet are equipment, intangible assets and domain name rights.  These provisions require that long-lived assets and certain identifiable recorded intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell.

(k)  Income taxes:

The Company follows the asset and liability method of accounting for income taxes.  Under this method, current income taxes are recognized for the estimated income taxes payable for the current period.  Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as the benefit of losses available to be carried forward to future years for tax purposes.

BINGO.COM, LTD.

(Formerly Bingo.com, Inc.)

Notes to Consolidated Financial Statements

Years ended December 31, 2005 and 2004

2.   Summary of significant accounting policies (Continued):

(k)  Income taxes: (Continued)

Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered and settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.  A valuation allowance is recorded for deferred tax assets when it is not more likely than not that such future tax assets will be realized.

(l)   Net income (loss) per share:

Statement of Financial Accounting Standards No. 128, "Earnings per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if outstanding options or warrants were exercised and converted into common stock. In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants.

The earnings per share data for the year ended December 31, 2005 is summarized as follows:

2005
Net income (loss) for the year - as reported	$120,790

Basic earnings per share weighted average number of common shares outstanding	26,066,441

Effect of dilutive securities
Stock Options	3,381,526

Diluted earnings per share weighted average number of common shares outstanding	29,447,967

(m)  Domain name and intangible assets:

The Company has capitalized the cost of the purchase of the domain name Bingo.com and was amortizing the cost over five years from the date of commencement of operations. In 2002, the Company suspended the amortization of the domain name cost in accordance with SFAS 142, where companies are no longer required to amortize indefinite life assets but instead test the indefinite intangible asset for impairment at least annually. The capitalized amount is based on the net present value of the minimum payments permitted

BINGO.COM, LTD.

(Formerly Bingo.com, Inc.)

Notes to Consolidated Financial Statements

Years ended December 31, 2005 and 2004

2.   Summary of significant accounting policies (Continued):

(m) Domain name and intangible assets: (Continued)

under the terms of the purchase agreement. The domain name is tested for impairment by comparing the future cash flows of the domain name with its carrying value. The Company determined that no impairment existed for the years presented. The Company capitalized the cost of the email list as an intangible asset and is amortizing the cost over the life of the contract (five years).

(n)  New accounting pronouncements:

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 151, "Inventory Costs", to amend the guidance in Chapter 4, "Inventory Pricing", of FASB Accounting Research Bulletin No. 43, "Restatement And Revision Of Accounting Research Bulletins", which will become effective for the Company in fiscal year 2006. Statement 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement requires that those items be recognized as current-period charges. Additionally, Statement 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. Management believes that the adoption of SFAS 151 will not affect the Company's financial position or results of operations.

In December 2004, the FASB issued Statement No. 152 "Accounting for Real Estate Time-Sharing Transactions" an amendment of FASB Statements No. 66 and 67. Management believes that the adoption of SFAS 152 will not affect the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions." Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board.

The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have any impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock

BINGO.COM, LTD.

(Formerly Bingo.com, Inc.)

Notes to Consolidated Financial Statements

Years ended December 31, 2005 and 2004

2.   Summary of significant accounting policies (Continued):

(n)  New accounting pronouncements: (Continued)

Issued to Employees. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from nonemployees in share-based payment transactions. This statement uses the terms compensation and payment in their broadest senses to refer to the consideration paid for goods or services, regardless of whether the supplier is an employee. We will adopt the provisions of SFAS No. 123R in our first fiscal quarter of 2006.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections  (SFAS No. 154), a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior-period financial statements of changes in accounting principles, unless a new accounting pronouncement provides specific transition provisions to the contrary or it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the implementation of SFAS No. 154 to have a material impact on our financial position, results of operations or cash flows.

 (o) Financial instruments:

(i)  Fair values:

The fair value of cash, accounts receivable, accounts payable, accrued liabilities, unearned revenue and amounts due to related parties approximate their financial statement carrying amounts due to the short-term maturities of these instruments.

(ii)  Foreign currency risk:

The Company operates internationally, which gives rise to the risk that cash flows may be adversely impacted by exchange rate fluctuations.  The Company has not entered into any forward exchange contracts or other derivative instrument to hedge against foreign exchange risk.

 (p) Reclassification

Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.

BINGO.COM, LTD.

(Formerly Bingo.com, Inc.)

Notes to Consolidated Financial Statements

Years ended December 31, 2005 and 2004

3.   Equipment:

2005	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$313,272	$224,139	$89,133
Furniture and fixtures	10,524	3,384	7,140
	$323,796	$227,523	$96,273

2004	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$304,534	$190,551	$113,983
Furniture and fixtures	7,452	2,502	4,950
	$311,986	$193,053	$118,933

    Depreciation expense was $36,055 (2004 - $16,459) for the year ended December 31, 2005.

4.  Domain name rights and intangible asset:

The rights to use the domain name bingo.com were acquired in January of 1999 for a cash payment of $200,000 and the issuance of 500,000 shares of common stock of the Company at a value of $2.00 per share. The agreement was signed with Bingo, Inc., an unrelated party at the date of signing of the agreement. Under the terms of the agreement, the Company is required to make quarterly domain name purchase payments to the vendor based on 4% of annual gross revenue (as defined in the agreement), with total minimum payments of $1,100,000 in the first three years, including the initial cash payment, required over the 99 year period ended December 31, 2098. These minimum payments commitments were completed on June 30, 2002. During the year ended December 31, 2002, the agreement was amended so that the remaining domain name purchase payments to the vendor are made monthly, based on 4% of the preceding month's gross revenue. During the year ended December 31, 2005, expense payments of $79,260 (2004 - $46,343) was paid in accordance with the amended agreement.

Domain name rights have been capitalized on the balance sheet based on the present value of the future minimum royalty payments. In 2002, the Company suspended the amortization of the domain name in accordance with SFAS No. 142, where companies are no longer permitted to amortize indefinite life intangible assets.

The intangible asset consists of an email list of Games, Inc. The Company has capitalized the cost of the legal settlement with Roger Ach, the Lottery Channel Inc. and Games, Inc.

BINGO.COM, LTD.

(Formerly Bingo.com, Inc.)

Notes to Consolidated Financial Statements

Years ended December 31, 2005 and 2004

4.  Domain name rights and intangible asset: (Continued)

2005	Cost	Accumulated amortization	Net book Value

Domain name rights	$1,934,500	$677,259	$1,257,241
Intangible assets - email list	49,436	21,835	27,601
	$1,983,936	$699,094	$1,284,842

2004	Cost	Accumulated amortization	Net book Value

Domain name rights	$1,934,500	$677,259	$1,257,241
Intangible assets - email list	49,436	11,947	37,489
	$1,983,936	$689,206	$1,294,730

   Amortization expense was $9,887 (2004 - $9,887) for the year ended December 31, 2005.

5.   Debenture payable:

Debenture "A"

On April 16, 2001, the Company received a loan and issued a secured convertible Debenture "A" for $1,250,000. Bingo, Inc has subsequently acquired Debenture "A" in its entirety. A current director and officer of the Company, is the potential beneficiary of various discretionary trusts that hold approximately 80% of the shares of Bingo, Inc.

Under the terms of the Debenture "A" interest shall accrue on the outstanding principal amount of Debenture "A" at the rate of 12% per annum from the issuance date through April 16, 2003, at which time the interest will become payable.  Thereafter, interest shall accrue and be payable on the first business day of each succeeding quarter through and including April 16, 2006.

The Company has the option to pay all accrued interest in cash, common stock of the Company, or a combination of both cash and common stock.

On April 16, 2004, the holders of Debenture "A" elected to convert the principal into 10,000,000 shares of the Company at a rate of $0.125 per share. In addition, Bingo, Inc. elected on April 16, 2004, to convert the accrued interest of $400,667 on Debenture "A" into 2,003,334 shares of the Company at a rate of $0.20 per share. These conversions were in accordance with the amended Debenture "A" agreement.

The common stock issued upon conversion of the Debenture "A" is subject to certain resale restrictions, as defined in Rule 144 of the Securities and Exchange Act of 1933 (the "Exchange Act").

The lenders of Debenture "A" received a total of 12,000,000 common stock purchase warrants, with an exercise price of $0.25 per share, of which 7,200,000 warrants were surrendered for cancellation by the debenture holder during the year ended December 31, 2002, in exchange for unused advertising inventory on the bingo.com website. The remaining 4,800,000 warrants expired unexercised.

BINGO.COM, LTD.

(Formerly Bingo.com, Inc.)

Notes to Consolidated Financial Statements

Years ended December 31, 2005 and 2004

5.   Debenture payable: (Continued)

The Company accounted for the value of the warrants upon issuance of the Debenture "A" in accordance with APB Opinion No. 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants". Using the Black-Scholes option pricing model, the warrants have an estimated value of $898,394, using the following assumptions: no annual dividend, volatility of 137%, risk-free interest rate of 5.17% and a term of three years. Due to the illiquidity of the Company's shares, a block discount of 40% ($359,357) was applied to this value providing a warrant debenture discount of $539,036, which is amortized to interest expense over five years.

The total effect of the issuance of the warrants relating to Debenture "A" was to increase interest expense by $31,743 in 2004. At April 16, 2004, the warrant debenture discount of $215,315 remained unamortized. The Company immediately expensed this unamortized warrant debenture discount as interest expense - Warrant - Debenture Discount.

Debenture "B"

On July 2, 2002, the Company issued a convertible debenture for $145,000 of which $50,000 was received from Bingo, Inc. A current director and officer of the Company, is the potential beneficiary of various discretionary trusts that hold approximately 80% of the shares of Bingo, Inc.

Under the terms of Debenture "B", interest accrues on the outstanding principal amount of Debenture "B" at the rate of 12% per annum through July 2, 2004, at which time the interest will become payable. Thereafter, interest shall accrue and be payable on the first business day of each succeeding quarter through and including July 2, 2006. All principal, accrued but unpaid interest and any other amounts due, are due and payable at maturity on July 2, 2006.

On July 2, 2004, the holders of Debenture "B" elected to convert the principal into 966,667 shares of the Company at a rate of $0.15 per share. In addition, the holders of Debenture "B" elected on July 2, 2004, to convert the accrued interest of $34,895 on Debenture "B" into 174,477 shares of the Company at a rate of $0.20 per share. These conversions were in accordance with the amended Debenture "B" agreement.

The common stock issued upon conversion of the Debenture "B" is subject to certain resale restrictions, as defined in Rule 144 of the Securities and Exchange Act of 1933 (the "Exchange Act").

The holders of the Debenture "B" received a total of 580,000 common stock purchase warrants with an exercise price of $0.25 per share. During the year ended December 31, 2005, the holders of warrant "B" elected to convert their warrant into share of the Company.

Using the Black-Scholes model, the warrants have an estimated value of $34,038, using the following assumptions: no annual dividend, volatility of 161%, risk-free interest rate of 1.72% and a term of three years. Due to the illiquidity of the Company's shares, a block discount of 40% ($13,615) was applied to this value providing a warrant debenture discount of $20,423. The estimated discounted value of the warrants will be amortized to interest expense over four years.

BINGO.COM, LTD.

(Formerly Bingo.com, Inc.)

Notes to Consolidated Financial Statements

Years ended December 31, 2005 and 2004

5.   Debenture payable: (Continued)

The total effect of the issuance of the warrants relating to Debenture "B" was to increase interest expense by $2,582 in 2004. At July 2, 2004, the warrant debenture discount of $10,183 remained unamortized. The Company immediately expensed this unamortized warrant debenture discount as interest expense - warrant - debenture discount.

6.   Stockholders' equity:

The holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company's ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.  The Company's common stock has a no par value per common stock.

(a)  Common stock issuances:

During the year ended December 31, 2005, the Company completed a non-brokered private placement offering of 1,339,667 common shares at $0.75 per share, which raised gross proceeds of $1,004,750. The private placement was completed under Regulation S.  Proceeds of the private placement will be used for general working capital and as a reserve for potential future acquisitions.

During the year ended December 31, 2005, the holders of Warrant B exercised 380,000 warrants in accordance with the terms of Warrant B at a price of $0.25 per share for $95,000. Bingo, Inc. exercised 200,000 warrants in accordance with the terms of Warrant B at a price of $0.25 per share for $50,000. A current director and officer of the Company, is the potential beneficiary of various discretionary trusts that hold approximately 80% of the shares of Bingo, Inc.

During the year ended December 31, 2005, the holders of stock options exercised their options for 457,150 shares for $38,833 at exercise prices ranging from $0.05 to $0.30 per share.

During the year ended December 31, 2005, the holders of stock options exercised their options for 252,000 shares for $22,600 at exercise prices ranging from $0.05 to $0.15 per share. These shares were only issued subsequent to the year ended December 31, 2005.

During the year ended December 31, 2004, a consultant to the Company exercised 150,000 stock options at $0.15 per share.

(b)  Stock option plans:

(i)  1999 stock option plan:

The Company has reserved a total of 1,895,000 common shares for issuance under its 1999 stock option plan.  The plan provides for the granting of non-qualified stock options to directors, officers, eligible employees and contractors of the Company. The Board of Directors determines the terms of the options granted, including the number of options granted, the exercise price and their vesting schedule.

BINGO.COM, LTD.

(Formerly Bingo.com, Inc.)

Notes to Consolidated Financial Statements

Years ended December 31, 2005 and 2004

6.   Stockholders' equity (deficit): (Continued)

As at December 31, 2005, there were a total of 1,100,000 stock options (2004 - 1,100,000 stock options) outstanding at exercise prices ranging from $0.05 to $0.15 per share. Of the options outstanding at December 31, 2005, a total of 200,000 (2004 - 200,000) were issued where 10% vests at the grant date, 15% one year following the grant date and 2% per month starting 13 months after the grant date.  A total of 99,000 (2004 - 45,500) of these common stock purchase options had vested at December 31, 2005.

(ii) 2001 stock option plan:

During the year ended December 31, 2001, the Company's Board of Directors adopted the 2001 stock option plan. The Company has reserved a total of 5,424,726 common shares for issuance under the 2001 stock option plan.  The plan provides for the granting of incentive and non-qualified stock options to directors, officers, eligible employees and contractors of the Company. The Board of Directors determines the terms of the options granted, including the number of options granted, the exercise price and their vesting schedule.

As at December 31, 2005, there were a total of 3,225,000 stock options (2004 - 3,225,000 stock options) issued, of which 709,150 had been exercised during the year ended December 31, 2005. 252,000 shares of these exercised options were issued after the year ended December 31, 2005. Therefore as at December 31, 2005, there were 2,767,850 stock options outstanding at exercise prices ranging from $0.05 to $0.30 per share. Of the options outstanding at December 31, 2005, a total of 2,167,850 (2004 - 2,825,000) were issued where 10% vests at the grant date, 15% one year following the grant date and 2% per month starting 13 months after the grant date.  A total of 995,650 (2004 - 715,600) of these common stock purchase options had vested at December 31, 2005.

(iii) 2005 stock option plan:

During the year ended December 31, 2005, the Company's Board of Directors adopted the 2005 stock option plan. The plan was approved by the shareholders at the Annual general meeting held during the year ended December 31, 2005. The Company has reserved a total of 2,000,000 common shares for issuance under the 2005 stock option plan. The Plan is intended to provide incentive to employees, directors, advisors and consultants of the Corporation to encourage proprietary interest in the Corporation, to encourage such employees to remain in the employ of the Corporation or such directors, advisors and consultants to remain in the service of the Corporation, and to attract new employees, directors, advisors and consultants with outstanding qualifications. The Board of Directors determines the terms of the options granted, including the number of options granted, the exercise price and their vesting schedule.

As at December 31, 2005, there were a total of 835,000 stock options outstanding at an exercise price of $0.60 per share. Of the options outstanding at December 31, 2005, a total of 635,000 were issued where 10% vests at the grant date, 15% one year following

BINGO.COM, LTD.

(Formerly Bingo.com, Inc.)

Notes to Consolidated Financial Statements

Years ended December 31, 2005 and 2004

6.   Stockholders' equity (deficit): (Continued)

the grant date and 2% per month starting 13 months after the grant date.  A total of 63,500 of these common stock purchase options had vested at December 31, 2005.

A summary of stock option activity for the stock option plans for the years ended December 31, 2005 and 2004 are as follows:

	Number of shares	Weighted average exercise price
Outstanding, December 31, 2003	2,000,000	$0.47

Granted (including repriced options)	2,950,000	0.11
Exercised	(150,000)	0.15
Cancelled/forfeited or repriced	(475,000)	0.64
Outstanding, December 31, 2004	4,325,000	$0.12

Granted (including repriced options)	835,000	0.60
Exercised (includes 252,000 shares issued subsequent to year ended December 31, 2005)	(709,150)	0.09
Outstanding, December 31, 2005	4,450,850	$0.22

The following table summarizes information concerning outstanding and exercisable stock options at December 31, 2005:

Range of exercise prices per share	Number outstanding	Number exercisable	Expiry date
$0.05	259,450	168,250	July 12, 2007
0.05	300,000	300,000	April 25, 2008
0.05	48,000	20,000	January 12, 2008
0.10	353,500	119,500	January 16, 2009
0.10	55,000	1,000	February 9, 2009
0.10	300,000	300,000	April 16, 2009
0.10	1,092,500	288,500	August 27, 2009
0.15	777,500	605,000	September 23, 2009
0.30	300,000	300,000	September 21, 2006
0.30	129,900	129,900	October 15, 2006
0.60	835,000	263,500	July 18, 2010
	4,450,850	2,495,650

During the years ended December 31, 2005 and 2004, the Company did not record any non-cash compensation expense relating to the issuance of common stock purchase options to certain employees, officers, and directors of the Company in accordance with FASB 123.

 (c) Warrants:

Warrant "B"

During 2002, the Company issued a total of 580,000 stock purchase warrants in connection with the Debenture "B" financing described in note 5.  Each warrant allows the holder

BINGO.COM, LTD.

(Formerly Bingo.com, Inc.)

Notes to Consolidated Financial Statements

Years ended December 31, 2005 and 2004

6.   Stockholders' equity (deficit): (Continued)

to purchase 1 common share at a price of $0.25 per share for a three year period from the date of issuance.  During the year ended December 31, 2005 the holders of warrant "B" elected to convert their warrants into shares. Bingo, Inc. held 200,000 of these warrants.

7.   Commitments:

The Company leases office facilities in Vancouver, British Columbia, Canada and The Valley, Anguilla, British West Indies. These office facilities are leased under a operating lease agreements. During the year ended December 31, 2005, the Canadian operating lease agreement was renewed and expires on September 30, 2010.  During the year ended December 31, 2005, the Company entered into a lease agreement for office facilities in Anguilla. The lease expires on September 30, 2008. Minimum lease payments under these operating leases are approximately as follows:

2006	$57,673
2007	58,470
2008	58,252
2009	57,597
2010	49,621

The Company paid rent expense totaling $35,972 for the year ended December 31, 2005 (2004 - $32,839).

8.   Income taxes:

During the year ended December 31, 2005, Bingo.com, Ltd. completed a merger with its wholly-owned subsidiary Bingo.com, Ltd. The surviving corporation of the merger is Bingo.com, Ltd. which is domiciled in the tax-free jurisdiction of Anguilla, British West Indies. The merger is deemed to be a taxable transaction in the United States of America pursuant to IRC Section 367(a). The computed benefit / expense differed from the amounts computed by applying the United States of America federal income tax rate of 34 percent and various other rates for other jurisdictions to the pretax income / losses from operations as a result of the following:

	2005	2004
Computed "expected" tax (expense) benefit	$(41,068)	$24,358
Increase (reduction) in income taxes resulting from income taxes in other tax jurisdictions	(149,614)	(521)
Other	14,445	(67,541)
Change in taxation rates in other tax jurisdictions	-	(44,041)
Change in exchange rates	195,933	322,946
Merger of Bingo.com, Inc. with Bingo.com Ltd.	(2,156,361)	-
Change in valuation allowance	2,136,665	(235,201)
	$-	$-

BINGO.COM, LTD.

(Formerly Bingo.com, Inc.)

Notes to Consolidated Financial Statements

Years ended December 31, 2005 and 2004

8.   Income taxes: (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below:

	2005	2004
Deferred tax assets:
Net operating loss carry forwards	$1,004,060	$3,140,726

Valuation Allowance	(1,004,060)	(3,140,726)
	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2005 and 2004, was $1,004,060 and $3,140,726, respectively.  The net change in the total valuation allowance for the years ended December 31, 2005 and 2004, was a decrease of $2,136,665 and an increase of $235,201, respectively.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible.

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

9.   Related party transactions:

We have received a loan of $9,403 (2004 - $110,871) from a current director and officer at December 31, 2005. This loan has no fixed repayment terms and is non-interest bearing. The proceeds of this loan have been used by us to fund ongoing working capital requirements.

We have received a loan (2004 - $46,171) from a company owned by a current director and officer of the Company. This loan was repaid in full during the year ended December 31, 2005. Interest accrued on the outstanding amount at the rate of 7% per annum.

In addition we have a liability for $52,946 (2004 - $113,065) to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by a current director and officer of the Company.

A current director and officer of the Company, is the potential beneficiary of various discretionary trusts that hold approximately 80% of the shares of Bingo, Inc. Bingo, Inc. was issued a total of 200,000 common stock purchase warrants in connection with the Debenture "B".  These warrants were exercisable at a price of $0.25 per share for a period of three years

BINGO.COM, LTD.

(Formerly Bingo.com, Inc.)

Notes to Consolidated Financial Statements

Years ended December 31, 2005 and 2004

9.   Related party transactions: (Continued)

from the date of issuance (July 2, 2002) of Debenture "B". During the year ended December 31, 2005, Bingo, Inc. elected to convert these warrants into share of the Company.

Payments made to Bingo, Inc. in relation to the domain name purchase payment totaled $79,260 during the year ended December 31, 2005 (2004 - $46,343).

10. Segmented information:

The Company operates in one reportable business segment, the business of providing games and entertainment based on the game of bingo through its internet portal, bingo.com, supported mainly by selling advertising on the website and receiving deposits for the cash games.  The revenue for the two years ended December 31, 2005, has been derived primarily from advertising business in the United States of America.

      Equipment

The Company's equipment is located as follows:

Net Book Value	2005	2004

Canada	$38,572	$42,661
Curacao, Netherlands Antilles	57,701	76,272
	$96,273	$118,933

11. Concentrations

      Major customers

The Company has concentrations with respect to the volume of advertising business conducted with several major customers. For the year ended December 31, 2005, the Company made advertising sales of $457,050, and $212,150 to two customers, which were in excess of 10% of total sales. For the year ended December 31, 2004, the Company made advertising sales of $127,476, $133,000 and $204,000 to three customers, which were in excess of 10% of total sales. These customers to whom advertising sales represent more than 10% of the total sales for the last two years are agencies which represent multiple advertising customers who advertise on the Company's website.

For the year ended December 31, 2005, there is no single player on the cash bingo site who has wagered more than 10% of the total cash bingo revenue. The Company is reliant on various payment processors who process funds players have wagered on the cash bingo site. For the year ended December 31, 2005, there were two processors each receiving funds of  $518,585 and $216,207 respectively who processed funds more than 10% of the total funds wagered on the cash bingo site.

BINGO.COM, LTD.

(Formerly Bingo.com, Inc.)

Notes to Consolidated Financial Statements

Years ended December 31, 2005 and 2004

12. Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company has concentrations of credit risk with respect to accounts receivable, as large amounts of its accounts receivable are concentrated geographically in Canada, Ireland, Israel, the United States and the United Kingdom amongst a small number of customers.

As of December 31, 2005, four customers, totaling $44,014, $27,704, $25,588 and $23,997 who accounted for greater than 10% of the total accounts receivable. At December 31, 2004, three customers, totaling $8,945, $14,000 and $17,400 accounted for greater than 10% of the total accounts receivable.

The Company controls credit risk through monitoring procedures and receiving prepayments of cash for services rendered.  The Company performs credit evaluations of its customers but generally does not require collateral to secure accounts receivable.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the year ended December 31, 2005, there were no changes or disagreements on accounting and financial disclosure with the accountants, Dohan and Company, CPA's, P.A.

ITEM 8A.  CONTROLS AND PROCEDURES

(a)        Management's responsibility

Our management acknowledges its responsibility for establishing and maintaining adequate internal control over financial reporting of the Company.

(b)        Evaluation of disclosure controls and procedures.

Our management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the disclosure controls and procedures of the Company within 90 days prior to the date of this report, and found them to be operating efficiently and effectively to ensure that information required to be disclosed by us under the general rules and regulations promulgated under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified by rules of the SEC. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

(c)        Changes in internal controls.

There were no significant changes in our internal controls or other factors that could significantly affect our internal controls during the year ended December 31, 2005, and to the date of filing this annual report.

ITEM 8B - OTHER INFORMATION

None

 PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers as of the date of this Report are as follows:

Name

Age

Position

T. M. Williams	65	President and Chief Executive Officer and Chairman of our Board of Directors
P. A. Crossgrove	68	Director
H. W. Bromley	36	Chief Financial Officer

T. M. Williams has served as our President and Chief Executive Officer and Chairman since August 20, 2001. Since 1984, Mr. Williams has served as a principal of Tarpen Research Corporation and T.M. Williams (ROW), Inc., private consulting firms, and since 1993, he has been an Adjunct Professor, Faculty of Commerce and Business Administration at the University of British Columbia.  From 1988 to 1991, he was President and Chief Executive Officer of Distinctive Software, Inc. in Vancouver, BC, and, upon the acquisition of that company by Electronic Arts Inc., North America's largest developer of entertainment software, he became President and Chief Executive Officer of Electronic Arts (Canada) Inc., where he continued until 1993. Mr. Williams is a director of YM Biosciences, Inc. (a biotechnology company), CellStop Systems, Inc. (a security manufacturing company) and several other private corporations..

P. A. Crossgrove has served as one of our Directors since September 2001. Mr. Crossgrove was the Chairman of Masonite International Corp. (previously Premdor Inc.) (a door manufacturing company), a position he has held since June 1997 until it's recent acquisition by Stile Acquisition Corp., an affiliate of Kohlberg Kravis Roberts & Co. L.P. From 1994 to 1997, he was the President and Chief Executive Officer of Southern Africa Minerals (an investment holding company). Mr. Crossgrove was also the President and Chief Executive Officer of Itco Properties Ltd. (a real estate development and management company) from 1982 to 1992 and Vice-Chairman of Placer Dome Inc. (a mining company) in 1993 and 1994. Mr. Crossgrove is a director of a number of other Canadian and U.S. public companies, including: QLT Inc. (a biotechnology and pharmaceutical company), American Barrick Gold Corp. (a mining company), Dundee ReIT (a Real Estate Income Trust) and Philex Gold Inc. (a gold mining company). In May 2003, he was granted the Order of Canada. Mr. Crossgrove is very active in the community including being the Chairman of the Board for Care Canada and for Cancer Care Ontario.

H. W. Bromley, has served as our Chief Financial Officer since July 2002. From 2000 to 2001, Mr. Bromley was a Director and the Group Financial Officer for Agroceres & Co. Ltd. From 1995 - 1999, he was an employee of Ernst & Young working in South Africa and in the United States of America. Mr. Bromley has in addition worked for CitiBank, Unilever PLC and Gerrard. Mr. Bromley is also the Chief Financial Officer for CellStop Systems, Inc. (a security manufacturing company). Mr. Bromley is a Chartered Accountant.

COMPOSITION OF OUR BOARD OF DIRECTORS

We currently have two directors. All directors currently hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Our officers are appointed annually by the Board of Directors and hold office until their successors are appointed and qualified. Pursuant to the Company's by-laws, the number of directors shall be increased or decreased from time to time by resolution of the Board of Directors or the shareholders. There are no family relationships between any of the officers and directors of the Company.

COMMITTEES OF OUR BOARD OF DIRECTORS

We currently do not have any committees of our Board of Directors. The full Board of Directors fulfills the role of the Audit Committee, and meets quarterly to review and approve the quarterly financial statements and to discuss the affairs of the company with the auditors. Mr. P. A. Crossgrove is an independent director and meets the qualifications of a "financial expert" in terms of Sabannes Oxley Act of 2002.

BOARD OF DIRECTORS MEETINGS

Our Board of Directors met in person once during the last fiscal year on June 8, 2005, and it regularly approves all actions required by consent resolutions. The Board also meets regularly by telephone and met 6 times in 2005.

CODE OF ETHICS

During the year ended December 31, 2005, the Company commenced the implementation of a code of ethics for the Company. The Company expects to have it fully documented  and operational during the second quarter of 2006.

DIRECTOR COMPENSATION

Directors currently do not receive cash compensation for their services as members of the Board of Directors, although members are reimbursed for expenses in connection with attendance at Board of Directors meetings and specific business meetings.  Directors are eligible to participate in our stock option plans. Option grants to directors are at the discretion of the Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Our officers, directors and greater than ten percent beneficial owners filed in a timely manner in accordance with Section 16(a) filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION

The following table describes the compensation we paid to our Chief Executive Officer (the "Named Executive Officer").

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options /	All Other Compensation
		$	$	$	$	SARs (#)	$
T.M. Williams -	2005	25,301	-	-	-	100,000	-
President and CEO (1)	2004	29,227	-	-	-	450,000	-
CEO (1)	2003	21,169	-	-	-	150,000	-

(1)  All of the compensation paid to the Named Executive Officer is paid to T.M. Williams (Row), Ltd. for the services of Mr. T. M. Williams.  See additional discussion in Employment Arrangements section of Item 11 of this report.

OPTION GRANTS IN THE LAST FISCAL YEAR

During the fiscal year ended December 31, 2005, we granted to Mr. Williams, Mr. Crossgrove and Mr. Bromley stock options to purchase a total of 100,000 shares each of our common stock at an exercise price of $0.60 per share until July 18, 2010.  242,000 stock options were exercised by one of our executive officers during the fiscal year ended December 31, 2005, however the shares were only issued after the year ended December 31, 2005.

STOCK OPTION PLANS

Our 1999 Stock Option Plan has a total of 1,895,000 shares of our common stock reserved for issuance upon exercises of options under the plan. As of December 31, 2005, options to purchase a total 1,100,000 shares remained outstanding at exercise prices ranging from $0.05 to $0.15 per share. Options to purchase 795,000 shares remained available for future grant under the 1999 Stock Option Plan.

Our 2001 Stock Option Plan has a total of 5,424,726 shares of our common stock reserved for issuance upon exercises of options under the plan. As at December 31, 2005, there were a total of 3,225,000 stock options with exercise prices ranging from $0.05 to $0.30 per share issued, of which 709,150 options had been exercised during the year ended December 31, 2005. 252,000 shares of these exercised options were issued after the year ended December 31, 2005. Options to purchase 2,199,726 shares remained available for future grant under the 2001 Stock Option Plan as at December 31, 2005.

During the year ended December 31, 2005, the Company's Board of Directors adopted the 2005 stock option plan. The plan was approved by the shareholders at the Annual general meeting held during the year ended December 31, 2005. The Company has reserved a total of 2,000,000 common shares for issuance under the 2005 stock option plan. As at December 31, 2005, there were a total of 835,000 stock options outstanding at an exercise price of $0.60 per share. Options to purchase 1,165,000 shares remained available for future grant under the 2005 Stock Option Plan as at December 31, 2005.

Our Board of Directors administers the 1999 Stock Option Plan, the 2001 Stock Option Plan and the 2005 Stock Option Plan (collectively, the "Stock Option Plans"). Our Board is authorized to construe and interpret the provisions of the Stock Option Plans, to select employees, directors and consultants to whom options will be granted, to determine the terms and conditions of options and, with the consent of the grantee, to amend the terms of any outstanding options.

The 1999 stock option plan may be granted to employees and to such other persons who are not employees as determined by the 1999 stock option plan administrator (the "Administrator").  In determining the number of shares of our Common Stock subject to each option granted under the 1999 stock option plan, consideration is given to the present and potential contribution by such person to the success of the Company.  The exercise price is determined by the Administrator, provided that the exercise price for any covered employee (as that term is defined for the purposes of Section 162(m) (3) of the Internal Revenue Code of 1986 as amended (the "Code"), may not be less than the fair market value per share of the Common Stock at the date of grant by the Administrator.  Each option is for a term not in excess of ten years except in the case of the death of an optionee, in which case the option is exercisable for a maximum of twelve months thereafter, or in the case of an optionee ceasing to be a participant under the 1999 stock option plan for any reason other than cause or death, in which case the option is exercisable for a maximum of 30 days thereafter.  The 1999 stock option plan does not provide for the granting of financial assistance, whether by way of a loan, guarantee or otherwise, by us in connection with any purchase of shares of Common Stock from the Company.

The 2001 stock option plan provides for the granting to our employees of incentive stock options and the granting to our employees, directors and consultants of non-qualified stock options.

During the year ended December 31, 2005, the Company adopted the 2005 Stock Option Plan. The plan provides for the granting of stock options to the employees, directors, advisors and consultants of the Corporation to encourage proprietary interest in the Corporation, to encourage such employees to remain in the employ of the Corporation or such directors, advisors and consultants to remain in the service of the Corporation, and to attract new employees, directors, advisors and consultants with outstanding qualifications.

Our Board determines the terms and provisions of each option granted under the Stock Option Plans, including the exercise price, vesting schedule, repurchase provisions, rights of first refusal and form of payment.  In the case of incentive options, the exercise price cannot be less than 100% (or 110%, in the case of incentive options granted to any grantee who owns stock representing more than 10% of the combined voting power of the Company or any of our parent or subsidiary corporations) of the fair market value of our common stock on the date the option is granted.  The exercise price of non-qualified stock options shall not be less than 85% of the fair market value of our common stock.  The exercise price of options intended to qualify as performance-based compensation for purposes of Code Section 162(m) shall not be less than 100% of the fair market value of the stock.  The aggregate fair market value of the common stock with respect to any incentive stock options that are exercisable for the first time by an eligible employee in any calendar year may not exceed $100,000.

The term of options under the Stock Option Plans will be determined by our Board; however, the term of an incentive stock option may not be for more than ten years (or five years in the case of incentive stock options granted to any grantee who owns stock representing more than 10% of the combined voting power of the Company or any of our parent or subsidiary corporations).  Where the award agreement permits the exercise of an option for a period of time following the recipient's termination of service with us, disability or death, that option will terminate to the extent not exercised or purchased on the last day of the specified period or the last day of the original term of the option, whichever occurs first.

If a third party acquires the Company through the purchase of all or substantially all of our assets, a merger or other business combination, except as otherwise provided in an individual award agreement, all unexercised options will terminate unless assumed by the successor corporation.

EMPLOYMENT ARRANGEMENTS

We entered into a management consulting agreement with T.M. Williams (Row), Inc., an Anguilla incorporated company and Mr. Williams dated August 20, 2001, (the "Williams Agreement"), amended February 28, 2002, in connection with the provision of services by Mr. Williams as President and Chief Executive Officer of the Company.

The term of the amended Williams Agreement is for a period of one year, unless terminated sooner by any of the parties under the terms and conditions contained in the amended Williams Agreement. If the amended Williams Agreement is not terminated by any of the parties, the term may be renewed for a further one year period at the option of T.M. Williams (Row), Ltd., on substantially the same terms and conditions, by giving three months notice in writing to the Company. The agreement was renewed for a further one year period on August 1, 2005, on substantially the same terms and conditions. We will pay to T.M. Williams (Row), Ltd., 10% of the operating profit of the Company, as defined in the amendment, to a maximum of $25,000 per month, in arrears, during the duration of the amended Williams Agreement, as consideration for the provision of the services of Mr. Williams as President and Chief Executive Officer of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of March 29, 2006, by:

-     each person known by us to beneficially own 5% or more of our outstanding common stock;

-     each of our directors;

-     each of the Named Executive Officers; and

-     all of our directors and Named Executive Officers as a group.

In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or direct the disposition of such security. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or debentures held by that person that are currently exercisable or convertible or exercisable or convertible within 60 days of March 29, 2006, are deemed outstanding.

Percentage of beneficial ownership is based upon 26,775,903 shares of common stock outstanding at March 29, 2006. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
T. M. Williams 203 Shakespeare Tower The Barbican London, England, EC2Y 8DR	2,389,858	(1)	8%

Peter Crossgrove 3769 Escarpment Road Caledon, ON Canada, L0N 1C0	950,000	(2)	3%

Henry Bromley 2 Heath Villas 64 Cargill Road Earlsfield United Kingdom, SW18 3EA	602,500	(3)	2%

All directors and Named Executive Officers as a group (3 persons)	3,939,858		13%

Bingo Inc. P.O. Box 727, Landsome Road The Valley, Anguilla, B.W.I.	12,896,831	(4)	41%

(1)  Includes 150,000 shares of common stock that may be issued upon the exercise of 150,000 stock purchase options with an exercise price of $0.30 per share, 150,000 shares of common stock that may be issued upon the exercise of 150,000 stock purchase options with an exercise price of $0.05 per share, 150,000 shares of common stock that may be issued upon the exercise of 150,000 stock purchase options with an exercise price of $0.10 per share, 300,000 shares of common stock that may be issued upon the exercise of 300,000 stock purchase options with an exercise price of $0.15 per share and 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.60 per share.  Also includes 1,539,858 shares held directly by Mr. Williams.  Mr. Williams is the potential beneficiary of certain discretionary trusts that hold approximately 80% of the shares of a private holding company.  If 80% of the shares of common stock beneficially owned by the private holding company are included here, Mr. William's beneficial ownership changes to 12,707,323 shares, representing 40% of the Class.

(2)  Includes 150,000 shares of common stock that may be issued upon the exercise of 150,000 stock purchase options with an exercise price of $0.30 per share, 150,000 shares of common stock that may be issued upon the exercise of 150,000 stock purchase options with an exercise price of $0.05 per share, 150,000 shares of common stock that may be issued upon the exercise of 150,000 stock purchase options with an exercise price of $0.10 per share, 300,000 shares of common stock that may be issued upon the exercise of 300,000 stock purchase options with an exercise price of $0.15 per share and 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.60 per share.  Also includes 100,000 shares held directly by Mr. Crossgrove.

(3)  Includes 150,000 shares of common stock that may be issued upon the exercise of 150,000 stock purchase options with an exercise price of $0.05 per share, 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.10 per share, 250,000 shares of common stock that may be issued upon the exercise of 250,000 stock purchase options with an exercise price of $0.15 per share and 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.60 per share.  Also includes 2,500 shares held directly by Mr. Bromley.

(4)  Includes 12,896,831 shares held directly by Bingo, Inc., a private holding company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have received a loan of $9,403 (2004 - $110,871) from a current director and officer as at December 31, 2005. This loan has no fixed repayment terms and is non-interest bearing. The proceeds of this loan have been used by us to fund ongoing working capital requirements.

We have received a loan (2004 - $46,171) from a company owned by a current director and officer of the Company. This loan was repaid during the year ended December 31, 2005.

In addition we have a liability for $52,946 (2004 - $113,065) to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by a current director and officer of the Company.

A current director and officer of the Company, is the potential beneficiary of various discretionary trusts that hold approximately 80% of the shares of Bingo, Inc. Bingo, Inc. was issued a total of 200,000 common stock purchase warrants in connection with the Debenture "B".  These warrants were exercisable at a price of $0.25 per share for a period of three years from the dates of issuance (July 2, 2002) of Debenture "B". During the year ended December 31, 2005, Bingo, Inc. elected to convert these warrants into share of the Company.

Payments made to Bingo, Inc. in relation to the domain name purchase payment totaled $79,260 during the year ended December 31, 2005 (2004 - $46,343).

ITEMS 13.  EXHIBITS

The exhibits required by Item 601 of Regulation S-B are listed in the accompanying Exhibit Index at the end of this report.  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB has been identified.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended December 31, 2005, the Company incurred fees of $44,291 from the principal accountant - Dohan and Company, CPA's, P.A. $41,911 of these fees related to audit fees (2004 - $41,590) and $2,380 to other fees, in relation to the merger between Bingo.com, Inc. and its wholly-owned subsidiary Bingo.com, Ltd.

Our Audit Committee reviewed the audit and non-audit services rendered by Dohan and Company, CPA's, P.A. during the periods set forth above and concluded that such services were compatible with maintaining the auditors' independence. All audit and non-audit services performed by our independent accountants are pre-approved by our Audit Committee to assure that such services do not impair the auditors' independence from us.

Approximately eighty-four percent of the hours expended on the principal accountant's engagement to audit our financial statements were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.  The principal accountant reviewed all work done by such individuals.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BINGO.COM, LTD.

By:                   /s/  T. M. Williams

T. M. Williams

President and Chief Executive Officer

Date:    March 29, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

By:       /s/  T. M. Williams                   President and Chief                   March 29, 2006

T. M. Williams                         Executive Officer and

Director (Principal

                                                Executive Officer)

By:       /s/  P. A. Crossgrove               Director                                    March 29, 2006

P. A. Crossgrove

By:       /s/  H. W. Bromley                   Chief Financial Officer                March 29, 2006

H. W. Bromley                         (Principal Financial and

Principal Accounting Officer)

EXHIBIT 31.1

CERTIFICATIONS

I, T. M. Williams, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Bingo.com, Ltd.;

2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Bingo.com, Ltd. as of, and for, the periods presented in this annual report;

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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of December 31, 2005, covered by this annual report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed :  /S/ T. M.  Williams                                                       Date : March 29, 2006

T. M. Williams, Chairman of the Board,

Chief Executive Officer, President and Secretary

(Principal Executive Officer)

EXHIBIT 31.2

CERTIFICATIONS

I, H. W. Bromley, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Bingo.com, Ltd.;

2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Bingo.com, Ltd. as of, and for, the periods presented in this annual report;

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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of December 31, 2005, covered by this annual report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed :  /S/ H. W. Bromley                                                     Date : March 29, 2006

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

 CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Bingo.com, Ltd. (the "Company") on Form 10-KSB for the period ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, T. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

a)    The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

b)   The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                                        /S/ T.M. Williams

                                                            T. M. Williams

                                                            President and Chief Executive Officer

                                                                        March 29, 2006

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

 CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Bingo.com, Ltd. (the "Company") on Form 10-KSB for the period ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

a)     The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

b)    The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                                        /S/ H. W. Bromley

                                                            H. W. Bromley

                                                            Chief Financial Officer

                                                                        March 29, 2006

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT LIST

The following instruments are included as exhibits to this Report.  Exhibits incorporated by reference are so indicated.

Exhibit Number	Description
4.1	$1,250,000.00 Secured Convertible Debenture between the Company, Redruth Ventures Inc, and Bingo, Inc. dated April 16, 2001. (b)
4.2	Common Stock Purchase Warrant between the Company and Redruth Ventures Inc. a British Virgin Islands corporation dated April 16, 2001. (b)
4.3	Common Stock Purchase Warrant between the Company and Bingo, Inc. dated April 16, 2001. (b)
4.4	Convertible Debenture between the Company and unrelated parties dated July 2, 2002. (d)
4.5	Common Stock Purchase Warrant between the Company and unrelated parties dated July 2, 2002. (d)
10.2	Asset Purchase Agreement by and between Bingo, Inc. and Progressive Lumber, Corp. dated January 18, 1999. (a)
10.24	Amended Consulting Agreement dated February 28, 2002, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (c)
10.26	The Purchase and Sale Agreement Between Redruth Ventures Inc. and Bingo.com, Inc. dated May 21, 2002. (c)
10.27	Consulting agreement dated July 2, 2002, between the Company, Bromley Accounting Services Ltd and Mr. H. W. Bromley. (c)
10.28	Share Purchase agreement between T.M. Williams and Bingo.com, Inc. for the purchase of shares in Bingo.com (UK) plc. dated August 15, 2002. (d)
10.29	Amendment of Asset Purchase Agreement dated July 1, 2002. (e)
10.30	Amendment to the restated convertible debenture originally dated April 16, 2001, and restated as at May 21, 2002 dated July 23, 2003. (f)
10.31	Settlement agreement between and among Roger Ach, Bingo.com, Inc., the Lottery Channel, Inc. a/k/a Gamebanc corporation and Games, Inc. and agreement for cross promotion dated October 17, 2003. (g)
31.1	Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 29, 2006.
31.2	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 29, 2006.
32.1	Certification from the Chief Executive Officer of Bingo.com, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 29, 2006.
32.2	Certification from the Chief Financial Officer of Bingo.com, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 29, 2006.

(a) Previously filed with the Registrant's registration statement on Form 10 on June 9, 1999.

(b) Previously filed with the Company's quarterly report on Form 10-Q for the period ended June 30, 2001, on June 25, 2001.

EXHIBIT LIST (CONTINUED)

(c) Previously filed with the Company's quarterly report on Form 10-Q for the period ended June 30, 2002, on August 14, 2002.

(d) Previously filed with the Company's quarterly report on Form 10-Q for the period ended September 30, 2002, on November 14, 2002.

(e) Previously filed with the Company's year end report on Form 10-K/A for the year ended December 31, 2002, on May 8, 2003.

(f) ) Previously filed with the Company's quarterly report on Form 10-Q for the period ended June 30, 2003, on August 14, 2003.

(g) ) Previously filed with the Company's quarterly report on Form 10-Q for the period ended September 30, 2003, on November 12, 2003.