Form 10QSB
period 2006-03-31
BINGO.COM LTD.
filed 2006-05-15
CIK 1318482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-QSB

(Mark one)

[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(264) 461-2646

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                         Yes [ X ]      No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer's common stock, no par value per share, was 27,135,903 as of May 12, 2006.
Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

BINGO.COM, LTD.

QUARTERLY REPORT ON FORM 10-QSB

FOR THE PERIOD ENDED MARCH 31, 2006

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements.

BINGO.COM, LTD.

Consolidated Balance Sheets

	March 31, 2006	December 31, 2005
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$997,696	$1,071,088
Accounts receivable	211,687	166,540
Inventory	1,796	559
Prepaid expenses	106,364	102,040
Total Current Assets	1,317,543	1,340,227

Equipment, net	132,757	96,273

Other assets	14,785	17,310

Domain name rights and intangible assets	1,282,370	1,284,842

Deferred tax asset, less valuation allowance of $984,760 (December 31, 2005 - $1,004,060) (Note 3)	-	-

Total Assets	$2,747,455	$2,738,652

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$480,346	$487,226
Accrued liabilities	108,650	64,657
Accounts payable and accrued liabilities - related party (Note 4)	89,407	71,237
Unearned revenue	45,771	135,252
Total Current Liabilities	724,174	758,372

Long-term liabilities
Loan payable - related party (Note 4)	2,301	9,403

Total Liabilities	726,475	767,775

Commitments and contingencies

Stockholders' equity (Note 2):
Common stock, no par value, unlimited shares authorized, 27,135,903 shares issued and outstanding (December 31, 2005 - 26,775,903)	11,338,390	11,284,281
Stock options exercised - subscription shares	-	22,600
Accumulated deficit	(9,341,990)	(9,360,584)
Accumulated other comprehensive loss: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	2,020,980	1,970,877

Total Liabilities and Stockholders' Equity	$2,747,455	$2,738,652

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD.

Consolidated Statements of Operations

Three Months Ended March 31, 2006 and 2005

(Unaudited)

	March 31, 2006	March 31, 2005

Advertising revenue	$116,046	$403,551
Cash bingo revenue	593,965	-
Total revenue	710,011	403,551

Cost of producing revenue	209,319	100,281

Gross profit	500,692	303,270

Operating expenses:
Depreciation and amortization	10,340	7,559
General and administrative	93,254	104,742
Salaries, wages, consultants and benefits	188,916	129,410
Selling and marketing	199,190	29,360
Stock-based compensation	22,934	-
Total operating expenses	514,634	271,071

(Loss) income before other income (expense) and taxes	(13,942)	32,199

Other income (expense):
Foreign exchange losses	(1,637)	(1,770)
Gain on resolution of debt	30,241	-
Interest expense	-	(681)
Interest income	3,144	2,461
Other income	788	-

Income before income taxes	18,594	32,209

Income tax expense	-	-

Net income	$18,594	$32,209

Net income per common share, basic	$0.00	$0.00
Net income per common share, diluted	$0.00	$0.00

Weighted average common shares outstanding, basic	26,783,903	24,500,808
Weighted average common shares outstanding, diluted	30,165,429	29,304,086

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD.

Consolidated Statements of Stockholders' Equity

For the period ended March 31, 2006

(Unaudited)

	Common stock				Accumulated Other Comprehensive loss
	Shares	Amount	Subscription shares	Accumulated (Deficit)	Foreign currency translation adjustment	Total Stockholders' Equity (Deficit)
Balance, December 31, 2005	26,775,903	$ 11,284,281	$ 22,600	$ (9,360,584)	$ 24,580	$ 1,970,877

Issuance of shares - subscription shares	252,000	22,600	(22,600)	-	-	-

Exercise of stock options	108,000	8,575	-	-	-	8,575

Stock-based compensation	-	22,934	-			22,934

Net Income	-	-	-	18,594		18,594
Balance, March 31, 2006	27,135,903	$ 11,338,390	$ -	$ (9,341,990)	$ 24,580	$ 2,020,980

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2006 and 2005

(Unaudited)

	March 31, 2006	March 31,2005
Cash flows from operating activities:
Net income	$18,594	$32,209
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	10,340	7,559
Gain on resolution of debt	(30,241)	-
Stock-based compensation	22,934	-
Changes in operating assets and liabilities:
Accounts receivable	(45,147)	24,682
Prepaid expenses	(4,324)	(7,491)
Inventory	(1,237)	179
Other assets	2,525	(3,355)
Accounts payable and accrued liabilities	85,524	(14,248)
Unearned revenue	(89,481)	21,900
Net cash (used in) provided by operating activities	(30,513)	61,435

Cash flows from investing activities:
Acquisition of equipment	(44,352)	(2,005)
Net cash used in investing activities	(44,352)	(2,005)

Cash flows from financing activities:
Exercise of stock options	8,575	33,423
Repayment of loans and notes payable	(7,102)	(9,548)
Net cash provided by financing activities	1,473	23,875

Net (decrease) increase in cash	(73,392)	83,305

Cash, beginning of period	1,071,088	74,032
Cash, end of period	$997,696	$157,337

Supplementary information:
Interest paid	$-	$681
Income taxes paid	$-	$-

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Three months ended March 31, 2006 and 2005

(Unaudited)

1.        Basis of Presentation:

The accompanying unaudited financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations.  In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented.  All adjustments are of a normal recurring nature, except as otherwise noted below.  These financial statements should be read in conjunction with Bingo.com, Ltd.'s (the "Company") audited consolidated financial statements and notes thereto for the year ended December 31, 2005, included in the Company's Annual Report on Form 10-KSB, filed March 29, 2006, with the Securities and Exchange Commission.  The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

2.       Stockholder's Equity:

During the quarter ended March 31, 2006, the 252,000 shares for proceeds of $22,600, which we exercised before the year ended December 31, 2005, were issued. During the quarter ended March 31, 2006, the holders of stock options exercised their options for 108,000 shares for $8,575 at exercise prices ranging from $0.05 to $0.10 per share.

Prior to January 1, 2006, the Company accounted for our employee stock option plans under the intrinsic value method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. As such, compensation expense under fixed term option plans is recorded at the date of grant only to the extent that the market value of the underlying stock at the date of grant exceeds the exercise price. Additionally, in periods prior to January 1, 2006, in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), since the Company has continued to apply the principles of APB 25 to employee stock compensation, pro forma loss and pro forma loss per share information has been presented as if the options had been valued at their fair values.  The Company recognizes compensation expense for stock options, common stock and other equity instruments issued to non-employees for

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Three months ended March 31, 2006 and 2005

(Unaudited)

2. Stockholder's Equity: (Continued)

services received based upon the fair value of the services or equity instruments issued, whichever is more reliably determined.  Stock compensation expense is recognized as the stock option is earned, which is generally over the vesting period of the underlying option.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)") and related interpretations which superseded APB No. 25. SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosures in prior periods. Had expense been recognized using the fair value method described in SFAS 123 (R), using the Black-Scholes option-pricing model, we would have reported the following results of operations:

Three Months ended March 31, 2005
Net income for the period	$32,209
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(37,333)
Net loss for the period - pro forma	(5,124)
Basic income per share - as reported	0.00
Basic loss per share - pro forma	(0.00)
Weighted average fair value of options granted during the period	0.00

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months ended March 31, 2006	Three Months ended March 31, 2005
Expected dividend yield	-	-
Expected stock price volatility	148 - 184%	148 - 184%
Risk-free interest rate	0.98 - 3.19%	0.98 - 3.19%
Expected life of options	2.5 - 3.56 years	2.5 - 3.56 years
Block discount applied	40%	40%

The block discount applied was due to the illiquidity of shares.

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Three months ended March 31, 2006 and 2005

(Unaudited)

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

March 31, 2006
Three Months
Computed "expected" tax expense	$(6,322)
Increase in income taxes resulting from income taxes in a other tax jurisdictions	57,959
Other	(120)
Change in taxation rates in other tax jurisdictions	-
Change in exchange rates	(70,818)
Merger of Bingo.com, Inc. with Bingo.com Ltd.	-
Change in valuation allowance	19,301
$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2006, and December 31, 2005, are presented below:

	March 31, 2006	December 31, 2005
Deferred tax assets:
Net operating loss carry forwards	$984,759	$1,004,060

Valuation Allowance	(984,759)	(1,004,060)
	$-	$-

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

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Three months ended March 31, 2006 and 2005

(Unaudited)

4.    Related Party Transactions

For the period ending March 31, 2006, the Company has outstanding loans payable for $2,301 (December 31, 2005 - $9,403) from a current director and officer of the Company. This loan has no fixed repayment terms and is non-interest bearing.

In addition the Company has a liability of $61,117 (December 31, 2005 - $52,946), to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by the current director and officer of the Company.

Payments made to Bingo, Inc. in relation to the domain name purchase payment totaled $28,320 during the quarter ended March 31, 2006 (Quarter ended March 31, 2005 - $16,142).

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

6.       Concentrations

            Major customers

The Company has concentrations with respect to the volume of business conducted with several major customers.  For the period ended March 31, 2006, there were no sales to customers, which were in excess of 10% of total sales. For the period ended March 31, 2005, the Company made sales of $109,800 and $66,050 to two customers, which were in excess of 10% of total sales. These customers to whom sales represent more than 10% of the total sales are agents representing multiple advertising customers who advertise on the Company's website.

            Equipment

The Company's equipment is located as follows:

Net Book Value	March 31, 2006	December 31, 2005

Canada	$42,349	$38,572
Curacao, Netherlands Antilles	90,408	57,701
	$132,757	$96,273

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Three months ended March 31, 2006 and 2005

(Unaudited)

7.       Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company has concentrations of credit risk with respect to accounts receivable, as large amounts of its accounts receivable are concentrated geographically in Canada, Ireland, Israel, the United States and the United Kingdom amongst a small number of customers. As of March 31, 2006, five customers totaling $40,040, $32,763, $32,626, $26,736, and $23,507, who accounted for total accounts receivable greater than 10%. As of December 31, 2005, four customers, totaling $44,014, $27,704, $25,588 and $23,997 who accounted for greater than 10% of the total accounts receivable.  The Company controls credit risk through monitoring procedures and receiving prepayments of cash for services rendered.  The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable.

ITEM 2.            Management's Discussion and Analysis or Plan of Operation

The following Management's Discussion and Analysis or Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below.  Bingo.com, Ltd.'s (the "Company", "we", or "us") actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and the Management Discussion and Analysis or plan of Operations included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

FORWARD LOOKING STATEMENTS

All statements contained in this Quarterly Report on Form 10-QSB and the documents incorporated herein by reference, as well as statements made in press releases and oral statements that may be made by us or by officers, directors or employees acting on our behalf, that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Readers should consider statements that include the terms "believe," "belief," "expect," "plan," "anticipate," "intend" or the like to be uncertain and forward-looking. In addition, all statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin, anticipated expense levels and liquidity and capital resources, constitute forward-looking statements. Particular attention should be paid to the facts of our limited operating history, the unpredictability of our future revenues, our need for and the availability of capital resources, the evolving nature of our business model, and the risks associated with systems development, management of growth and business expansion.  Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear.  Readers should consider the risks more fully described in our Annual Report on Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission (the "SEC") and should not place undue reliance on any forward-looking statements.

OVERVIEW

We are in the business of developing and operating a bingo based Web portal designed to provide a variety of free and cash games, and other forms of entertainment, including an online community, chat rooms, contests, sweepstakes, tournaments, and more.  We envision becoming the preeminent bingo-based Web portal on the Internet, using our bingo.com domain name and incorporating a variety of games and content to attract and retain a large number of subscribers.  Our existing Website has attracted over 1,600,000 registered users.  We intend to continue to build on this subscriber base to further develop our online presence.

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

We have made a significant investment in the development of our website, purchase of domain name, branding, marketing, and maintaining operations.  As a result we have incurred significant losses since inception, and as of March 31, 2006, had an accumulated deficit of $9,341,990.  However, for the last seven quarters, we have been profitable and management anticipates that this trend will continue.

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

Revenue recognition:

The Company generates the majority of its revenue from offering traditional bingo for cash. Cash Bingo revenues have been recognized on the basis of total dollars wagered on all games less all winnings payable to players.

Advertising revenues have been recognized as the advertising campaign or impressions and clicks are made on the website and when collection of the amounts are reasonably assured. Cash received in advance of the advertising campaigns or impressions and clicks are recorded under unearned revenue.

Impairment of long-lived assets and long-lived assets to be disposed of:

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets". As of March 31, 2006, the only long-lived assets reported on the Company's consolidated balance sheet are equipment, intangible assets and domain name rights.  These provisions require that long-lived assets and certain identifiable recorded intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell.

RESULTS OF OPERATIONS

            Revenue

Total revenue increased to $710,011 for the quarter ended March 31, 2006, an increase of 76% from revenue of $403,551 for the same period in the prior year and an increase of 8% from revenue of $654,438 in the fourth quarter of 2005. The increase in revenue over the first and fourth quarter of 2005, is due to the provision of traditional bingo for cash. The increase over the fourth quarter of 2005 is due to an increase in traffic. Of the $710,011 revenue for the quarter, the cash bingo website provided revenue of $593,965, an increase of 68% from revenue of $353,348 in the fourth quarter of 2005. The free bingo website provided advertising revenue of $116,046 in the quarter ended March 31, 2006, a decrease of 71% from revenue of $403,551 in the first quarter of 2005 and a decrease of 61% from revenue of $301,090 in the fourth quarter of 2005.  This decrease is due to Managements decision to suspend the sale of advertising available to third parties in order to increase the traffic to our own cash bingo Website.

Cost of revenue

We recorded cost of revenue of $209,319 during the quarter ended March 31, 2006, an increase of $109,038 or 109% compared to costs of $100,281 for the same period in the prior year and an increase of 30% over costs of $160,685 in the fourth quarter of 2005.  The gross margin decreased to 71% for the quarter ended March 31, 2006, compared to 75% gross margin in the first quarter of 2005 and 75% gross margin in the fourth quarter of 2005. Cost of revenue consists of commissions paid on the sale of advertising, the cost of hosting the website, payment processing fees in relation to deposits on the cash bingo site, software license fees, and the domain name purchase payments. During the year ended December 31, 2005 we commenced offering traditional cash bingo to our players.  The increase in cost of revenue, compared to the first and fourth quarter of 2005, is due to the increase in traffic relating to the cash bingo site.

            Sales and marketing expenses

Sales and marketing expenses increased to $199,190 for the quarter ended March 31, 2006, an increase of  $169,830 (578%) over expenses of $29,360 in the first quarter of 2005 and a decrease of 3% from expenses of $204,692 in the fourth quarter of 2005. Sales and marketing expenses include principally costs for marketing, prizes for our free game site and bonuses and incentives offered to players to encourage them to play more on the cash bingo site. This increase for the quarter ended March 31, 2006, compared to the first quarter of 2005 is due to the commencement of cash bingo, especially bonuses and incentives offered to players. In addition there has been an increase in advertising and marketing of the site.

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our office, legal and professional fees, and other general corporate and office expenses.  General and administrative expenses decreased to $93,254 for the first quarter of 2006, a decrease of 11% from costs of $104,742 for the same period last year and a decrease of 26% from costs of $125,552 in the fourth quarter of 2005. General and administrative expenses have decreased in comparison to the first quarter of 2005 due to legal advice on merging the Company with its subsidiary in Anguilla, British West Indies, and the filing, of the Form S-4, Form SB-2 and the Form S-8 with the Securities and Exchange Commission. The decrease compared to the fourth quarter of 2005, is as a result of expenses incurred in relation to the Annual General Meeting held in the fourth quarter of 2005.

Salaries, wages, consultants and benefits

Salaries, wages, consultants and benefits increased to $188,916 for the quarter ended March 31, 2006, an increase of 46% compared to salaries, wages, consultants and benefits of $129,410 in the first quarter of 2005 and an increase of 31% over salaries, wages, consultants and benefits of $144,408 in the fourth quarter of 2005. This increase compared to the first and fourth quarter of 2005, is due to the increase in personnel and an increase in the rates of pay.

Depreciation and amortization

Depreciation and amortization includes depreciation on our equipment and amortization of the intangible asset relating to the email list.  Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years.  The Intangible asset - email list is amortized over five years. Depreciation and amortization increased to $10,340 during the quarter ended March 31, 2006, an increase of 37% over costs of $7,559 during the same quarter in the prior year and a decrease of 20% from costs of $13,003 in the fourth quarter of 2005.  The changes in depreciation and amortization can be explained due to the acquisition of equipment, especially computers and servers, for hosting of our website in Curacao, Netherlands Antilles.

            Net income and income per share

Net income for the three months ended March 31, 2006, amounted to $18,594, an income of $0.00 per share, compared to a net income of $32,209 or $0.00 per share for the same period in 2005 and compared to a net income of $40,095 or $0.00 per share in the fourth quarter of 2005. Although there was an increase in cash bingo revenue as a result of an increase in traffic, the decrease in net income is due to an increase in personnel costs.

            Merger

During the quarter ended June 30, 2005, Bingo.com, Inc. completed a merger with its wholly - owned subsidiary Bingo.com, Ltd. All of the outstanding common shares of Bingo.com, Ltd. were registered by Bingo.com, Inc. and Bingo.com, Ltd. under an S-4 registration statement dated March 3, 2005.  The Form S-4 registration statement became effective on March 8, 2005. The principal reason for Bingo.com, Inc.'s merger with its subsidiary Bingo.com, Ltd. was to facilitate Bingo.com, Inc.'s reincorporation under the International Business Companies Act of Anguilla, B.W.I. Effective Thursday, April 7, 2005, the shares of Bingo.com, Ltd. began trading under the new ticker symbol "BNGOF".

The merger was accounted for as a reverse merger transaction, with Bingo.com, Ltd. being the surviving Company for financial reporting purposes.  As a result the consolidated financial statements will be issued under the name of Bingo.com, Ltd., but are considered a continuation of the consolidated financial statements of Bingo.com, Inc. and therefore the assets and liabilities are recorded in Bingo.com, Ltd. financial statements at their historical value.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $997,696 and working capital of $593,369 at March 31, 2006.  This compares to cash of $1,071,088 and working capital of $581,855 at December 31, 2005.

During the quarter ended March 31, 2006, we used cash of ($30,513) from operating activities compared to generating cash of $61,435 in the same period in the prior year.

ITEM 3.            Controls and Procedures.

(a)                    Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2006. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2006, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1.            Legal Proceedings

On February 18, 2005, Campney & Murphy, a Partnership, who acted for the Company, as legal counsel, prior to their dissolution on or about August 31, 2003, filed a suit in the Supreme Court of British Columbia against the Company. The suit is related to non-payment of invoices of CAD$57,556.02, plus interest, for services rendered prior to August 17, 2001.

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

We are not currently a party to any legal proceeding, other than the case listed above, and was not a party to any other legal proceeding during the quarter ended March 31, 2006. Other than the case listed above we are currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 2.            Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2006.

ITEM 3.            Defaults Upon Senior Securities

Not applicable.

ITEM 4.            Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders during the period.

ITEM 5.            Other Information

            New Agreements

The Company did not enter any new reportable agreements during the quarter ended March 31, 2006.

ITEM 6.            Exhibits and reports on Form 8-K

Exhibits

The following instruments are included as exhibits to this Report.  Exhibits incorporated by reference are so indicated.

Exhibit Number	Description
4.1	$1,250,000.00 Secured Convertible Debenture between the Company, Redruth Ventures Inc, and Bingo, Inc. dated April 16, 2001. (b)
4.2	Common Stock Purchase Warrant between the Company and Redruth Ventures Inc. a British Virgin Islands corporation dated April 16, 2001. (b)
4.3	Common Stock Purchase Warrant between the Company and Bingo, Inc. dated April 16, 2001. (b)
4.4	Convertible Debenture between the Company and unrelated parties dated July 2, 2002. (c)
4.5	Common Stock Purchase Warrant between the Company and unrelated parties dated July 2, 2002. (c)
10.2	Asset Purchase Agreement by and between Bingo, Inc. and Progressive Lumber, Corp. dated January 18, 1999. (a)
10.29	Amendment of Asset Purchase Agreement dated July 1, 2002. (d)
10.30	Amendment to the restated convertible debenture originally dated April 16, 2001, and restated as at May 21, 2002, dated July 23, 2003. (e)
10.31	Settlement agreement between and among Roger Ach, Bingo.com, Inc., the Lottery Channel, Inc. a/k/a Gamebanc corporation and Games, Inc. and agreement for cross promotion dated October 17, 2003. (f)
31.1	Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 12, 2006.
31.2	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 12, 2006.
32.1	Certification from the Chief Executive Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 12, 2006.
32.2	Certification from the Chief Financial Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 12, 2006.

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

Reports on Form 8-K.

There were no Form 8-K filed during the quarter ended May 12, 2006.

Reports Subsequent to the quarter ended March 31, 2006.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 12, 2006	BINGO.COM, LTD.
(Registrant)
Date:	May 12, 2006	/S/ T.M. Williams
T. M. Williams, Chairman of the Board, Chief Executive Officer, President and Secretary (Principal Executive and Accounting Officer)
Date:	May 12, 2006	/S/ H. W. Bromley
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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of March 31, 2006, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed :  /S/ T. M.  Williams                                                     Date : May 12, 2006

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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of March 31, 2006, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed :  /S/ H. W. Bromley                                                      Date : May 12, 2006

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the "Company") on Form 10-QSB for the period ended March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, T. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        May 12, 2006

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the "Company") on Form 10-QSB for the period ended March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        May 12, 2006

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.