Form 10QSB
period 2006-06-30
BINGO.COM LTD.
filed 2006-08-15
CIK 1318482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-QSB

(Mark one)

[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

(264) 461-2646

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                         Yes [ X ]      No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer's common stock, no par value per share, was 27,435,903 as of August 14, 2006.
Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

BINGO.COM, LTD.

QUARTERLY REPORT ON FORM 10-QSB

FOR THE PERIOD ENDED JUNE 30, 2006

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements.

BINGO.COM, LTD.

Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$849,748	$1,071,088
Accounts receivable	249,505	166,540
Inventory	2,468	559
Prepaid expenses	233,074	102,040
Total Current Assets	1,334,795	1,340,227

Equipment, net	155,732	96,273

Other assets	14,848	17,310

Domain name rights and intangible assets	1,279,899	1,284,842

Deferred tax asset, less valuation allowance of $1,014,571 (December 31, 2005 - $1,004,060) (Note 3)	-	-

Total Assets	$2,785,274	$2,738,652

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$413,445	$487,226
Accrued liabilities	80,997	64,657
Accounts payable and accrued liabilities - related party (Note 4)	13,598	71,237
Unearned revenue	79,118	135,252
Total Current Liabilities	587,158	758,372

Long-term liabilities
Loan payable - related party (Note 4)	-	9,403

Total Liabilities	587,158	767,775

Commitments and contingencies

Stockholders' equity (Note 2):
Common stock, no par value, unlimited shares authorized, 27,435,903 shares issued and outstanding (December 31, 2005 - 26,775,903)	11,459,977	11,284,281
Stock options exercised - subscription shares	-	22,600
Accumulated deficit	(9,286,441)	(9,360,584)
Accumulated other comprehensive income: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	2,198,116	1,970,877

Total Liabilities and Stockholders' Equity	$2,785,274	$2,738,652

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD.

Consolidated Statements of Operations

For the periods ended June 30, 2006 and 2005

(Unaudited)

	Six Months ended June 30, 2006	Six Months ended June 30, 2005	Three Months ended June 30, 2006	Three Months ended June 30, 2005

Advertising Revenue	$129,196	$817,529	$13,150	$413,978
Gaming Revenue	1,477,092	43,361	883,127	43,361
Total Revenue	1,606,288	860,890	896,277	457,339

Cost of producing revenue	512,853	211,594	303,534	111,313

Gross profit	1,093,435	649,296	592,743	346,026

Operating expenses:
Depreciation and amortization	25,723	20,123	15,384	12,564
General and administrative	201,931	219,646	108,677	126,215
Salaries, wages, consultants and benefits	345,373	270,402	156,457	139,141
Selling and marketing	479,594	104,098	280,404	65,278
Stock-based compensation	53,106	-	30,172	-
Total operating expenses	1,105,727	614,269	591,094	343,198

(Loss) income before other income (expense) and taxes	(12,292)	35,027	1,649	2,828

Other income (expense):
Foreign exchange gains (losses)	(16,252)	(5,899)	(14,614)	(4,129)
Gain on resolution of debt	93,179	-	62,938	-
(Loss) gain on disposal of Equipment	(3,486)	23	(3,486)	23
Net Interest income	7,932	4,580	4,788	2,800
Other income	5,062		4,274

Income before income taxes	74,143	33,731	55,549	1,522

Income tax expense (Note 3)	-	(2,182,025)	-	(2,170,752)
Tax benefit of net operating loss carry forward	-	2,182,025	-	2,170,752

Net income	$74,143	$33,731	$55,549	$1,522

Net income per common share, basic	$0.00	$0.00	$0.00	$0.00
Net income per common share, diluted	$0.00	$0.00	$0.00	$0.00

Weighted average common shares outstanding, basic	26,989,052	25,367,320	27,191,947	26,224,310
Weighted average common shares outstanding, diluted	31,507,399	29,874,000	31,535,731	30,437,650

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD.

Consolidated Statements of Stockholders' Equity

For the period ended June 30, 2006

(Unaudited)

	Common stock				Accumulated Other Comprehensive loss
	Shares	Amount	Subscription shares	Accumulated (Deficit)	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2005	26,775,903	$ 11,284,281	$ 22,600	$ (9,360,584)	$ 24,580	$ 1,970,877

Issuance of shares - subscription shares	252,000	22,600	(22,600)	-	-	-

Exercise of stock options	408,000	98,575	-	-	-	98,575

Stock-based compensation	-	53,106	-	-	-	53,106

Issuance of consultant stock option	-	1,415	-	-	-	1,415

Net Income	-	-	-	74,143	-	74,143
Balance, June 30, 2006	27,435,903	$ 11,459,977	$ -	$ (9,286,441)	$ 24,580	$ 2,198,116

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD.

Consolidated Statements of Cash Flows

For Six Months Ended June 30, 2006 and 2005

(Unaudited)

		2006		2005
Cash flows from operating activities:
Net income		$74,143		$33,731
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization		25,723		20,123
Gain on resolution of debt		(93,179)		-
Loss (gain) on disposal of equipment		3,486		(23)
Stock-based compensation		53,106		-
Issuance of consultant stock option		1,415
Changes in operating assets and liabilities:
Accounts receivable		(82,965)		17,099
Prepaid expenses		(131,034)		(83,654)
Inventory		(1,909)		332
Other assets		2,462		(8,330)
Accounts payable and accrued liabilities		(21,901)		(10,939)
Unearned revenue		(56,134)		(3,126)
Net cash used in operating activities		(226,787)		(34,787)

Cash flows from investing activities:
Acquisition of equipment		(83,725)		(8,309)
Proceeds on disposal of equipment		-		210
Net cash used in investing activities		(83,725)		(8,099)

Cash flows from financing activities:
Exercise of stock options		98,575		38,833
Exercise of Warrant "B"		-		95,000
Exercise of Warrant "B" - subscription shares		-		50,000
Proceeds from private placement		-		1,004,750
Repayment of loans and notes payable		(9,403)		(28,047)
Net cash provided by financing activities		89,172		1,160,536

Net (decrease) increase in cash		(221,340)		1,117,650

Cash, beginning of period		1,071,088		74,032
Cash, end of period		$849,748		$1,191,682

Supplementary information:
Interest paid		$-		$1,370
Income taxes paid	$	‑	$	‑

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2006 and 2005

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

During the quarter ended June 30, 2006, the holders of stock options exercised their options for 300,000 shares for $90,000 at exercise prices ranging from $0.30 per share.

Prior to January 1, 2006, the Company accounted for our employee stock option plans under the intrinsic value method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. As such, compensation expense under fixed term option plans is recorded at the date of grant only to the extent that the market value of the underlying stock at the date of grant exceeds the exercise price. Additionally, in periods prior to January 1, 2006, in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), since the Company has continued to apply the principles of APB 25 to employee stock compensation, pro forma loss and pro forma loss per share information has been

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2006 and 2005

(Unaudited)

2. Stockholder's Equity: (Continued)

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

	Six Months ended June 30,	Three Months ended June 30,
	2005	2005
Net Income for the period	$33,731	$1,522
Deduct : Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(74,666)	(37,333)
Net loss for the period - pro forma	$(40,935)	$(35,811)
Basic income per share - as reported	$0.00	$0.00
Basic loss per share - pro forma	$(0.00)	$(0.00)
Weighted average fair value of Options granted during period	$0.00	$0.00

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Six months ended June 30,		Three months ended June 30,
	2006	2005	2006	2005
Expected dividend yield	-	-	-	-
Expected stock price volatility	148 - 184%	148 - 184%	148 - 184%	148 - 184%
Risk-free interest rate	0.98 - 3.19%	0.98 - 3.19%	0.98 - 3.19%	0.98 - 3.19%
Expected life of options	2.5 - 3.56 years	2.5 - 3.56 years	2.5 - 3.56 years	2.5 - 3.56 years
Block Discount Applied	40%	40%	40%	40%

The block discount applied was due to the illiquidity of shares.

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2006 and 2005

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

	June 30, 2006	June 30, 2005
Computed "expected" tax (expense) benefit	$(25,209)	$(11,468)
Increase (reduction) in income taxes resulting from income taxes in other tax jurisdictions	146,950	(723)
Other	(856)	15,981
Change in taxation rates in other tax jurisdictions	-	-
Change in exchange rates	(110,124)	(27,601)
Merger of Bingo.com, Inc. with Bingo.com Ltd.	-	(2,158,214)
Change in valuation allowance	(10,761)	2,182,025
	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2006, and December 31, 2005, are presented below:

	June 30, 2006	December 31, 2005
Deferred tax assets:
Net operating loss carry forwards	$1,014,571	$1,004,060

Valuation Allowance	(1,014,571)	(1,004,060)
	$-	$-

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

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2006 and 2005

(Unaudited)

4.    Related Party Transactions

For the period ending June 30, 2006, the Company has outstanding loans payable for $nil (December 31, 2005 - $9,403) from a current director and officer of the Company. This loan has no fixed repayment terms and is non-interest bearing.

In addition the Company has a liability of $nil (December 31, 2005 - $52,946), to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by the current director and officer of the Company.

Payments made to Bingo, Inc. in relation to the domain name purchase payment totaled $35,851 during the quarter ended June 30, 2006 (Quarter ended June 30, 2005 - $34,436).

5.        Segmented information:

The Company operates in one reportable business segment, the business of providing games and entertainment based on the game of bingo through its internet portal, www.bingo.com, supported by selling advertising on the website and receiving deposits for the cash games.  During the quarter ended June 30, 2005, the Company commenced a new source of revenue offering Bingo for cash. The revenue for the three years, prior to the current period was derived primarily from advertising business.

6.          Concentrations

            Major customers

The Company has concentrations with respect to the volume of business conducted with several major customers.  For the period ended June 30, 2006, there were no sales to customers, which were in excess of 10% of total sales. For the period ended June 30, 2005, the Company made sales of $223,300 and $136,250 to two customers, which were in excess of 10% of total sales. These customers to whom sales represent more than 10% of the total sales are agents representing multiple advertising customers who advertise on the Company's website.

            Equipment

The Company's equipment is located as follows:

Net Book Value	June 30, 2006	December 31, 2005

Canada	$50,588	$38,572
Curacao, Netherlands Antilles	105,144	57,701
	$155,732	$96,273

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2006 and 2005

(Unaudited)

7.       Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company has concentrations of credit risk with respect to accounts receivable, as large amounts of its accounts receivable are concentrated geographically in Canada, Ireland, Israel, the United States and the United Kingdom amongst a small number of customers. As of June 30, 2006, three customers totaling $43,927, $43,101, and $30,766, accounted for total accounts receivable greater than 10%. As of December 31, 2005, four customers, totaling $44,014, $27,704, $25,588 and $23,997 accounted for greater than 10% of the total accounts receivable.  The Company controls credit risk through monitoring procedures and receiving prepayments of cash for services rendered.  The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable.

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

OVERVIEW

We are in the business of developing and operating a bingo based Web portal designed to provide a variety of free and cash games, and other forms of entertainment, including an online community, chat rooms, contests, sweepstakes, tournaments, and more.  We envision becoming the preeminent bingo-based Web portal on the Internet, using our bingo.com domain name and incorporating a variety of games and content to attract and retain a large number of subscribers.  Our existing Website has attracted over 1,650,000 registered users.  We intend to continue to build on this subscriber base to further develop our online presence.

During the quarter ended June 30, 2005, we commenced offering traditional bingo for cash to our players. We have obtained a license from, and commenced operating in Curacao, Netherlands Antilles.

We provide a variety of content, free of charge, to our players, including multiplayer theme bingo games, such as Astrology Bingo, Cupid Bingo, and the like, as well as online video poker, sweepstakes and slot machines. We also offer other forms of free entertainment such as fortune telling, chat rooms, and member profiles. In addition to our free content, we provide our players the opportunity to play bingo and other games for cash. With traditional bingo, in particular, our players can purchase bingo cards online for cash, with the winner of each bingo game played winning a percentage of the total cards purchased for that particular bingo game.

We intend to continue to build on the success of our Web portal by offering a greater depth and variety of content that we expect will hold subscribers and allow us to generate more revenue through our cash games.

We have made a significant investment in the development of our Website, purchase of domain name, branding, marketing, and maintaining operations.  As a result we have incurred significant losses since inception, and as of June 30, 2006, had an accumulated deficit of $9,286,441.  However, for the last eight quarters, we have been profitable and management anticipates that this trend will continue.

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

We consider the following accounting policies to be both those most important to the portrayal of our financial condition and require the most subjective judgment:

- Revenue recognition; and

- Impairment of long-lived assets and long-lived assets to be disposed of.

Revenue recognition:

The Company generates the majority of its revenue from offering traditional bingo and other games for cash. Gaming revenues have been recognized on the basis of total dollars wagered on all games less all winnings payable to players.

Advertising revenues have been recognized as the advertising campaign or impressions and clicks are made on the website and when collection of the amounts are reasonably assured. Cash received in advance of the advertising campaigns or impressions and clicks are recorded under unearned revenue.

Impairment of long-lived assets and long-lived assets to be disposed of:

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets". As of June 30, 2006, the only long-lived assets reported on the Company's consolidated balance sheet are equipment, intangible assets and domain name rights.  These provisions require that long-lived assets and certain identifiable recorded intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell.

RESULTS OF OPERATIONS

            Revenue

Total revenue increased to $896,277 for the quarter ended June 30, 2006, an increase of 96% from revenue of $457,339 for the same period in the prior year and an increase of 26% from revenue of $710,011 in the first quarter of 2006. The increase in revenue over the second quarter of 2005 and the first quarter of 2006, is due to an increase in the number of players paying to play at Bingo.com. The Company commenced offering cash gaming on its website during the second quarter of 2005. Of the $896,277 revenue for the quarter, the gaming provided revenue of $883,127, a substantial increase from gaming revenue of $43,361 in the second quarter of 2005 and an increase of 49% from gaming revenue of $593,965 in the first quarter of 2006. We recorded advertising revenue of $13,150 in the quarter ended June 30, 2006, a decrease of 97% from advertising revenue of $413,978 in the second quarter of 2005 and a decrease of 89% from revenue of $116,046 in the first quarter of 2006.  This decrease is due to Managements decision to suspend the sale of advertising available to third parties in order to increase the number of players on our cash games, thereby increasing revenue.

Cost of revenue

We recorded cost of revenue of $303,534 during the quarter ended June 30, 2006, an increase of $192,221 or 172% compared to costs of $111,313 for the same period in the prior year and an increase of 45% over costs of $209,319 in the first quarter of 2006.  The gross margin decreased to 66% for the quarter ended June 30, 2006, compared to 76% gross margin in the second quarter of 2005 and 71% gross margin in the first quarter of 2006. Cost of revenue consists of the cost of hosting the website, payment processing fees in relation to cash deposits, software license fees, the commissions paid on the sale of advertising and the domain name purchase payments. During the second quarter ended June 30, 2005, we commenced offering traditional cash gaming to our players.  The increase in cost of revenue, compared to the second quarter of 2005 and the first quarter of 2006, is due to the increase in the number of players on our cash games. The decrease in the gross margin percentage is due to the suspension of the sale of advertising available to third parties, which has a greater gross margin percentage.

             Sales and marketing expenses

Sales and marketing expenses increased to $280,404 for the quarter ended June 30, 2006, an increase of  $215,126 (330%) over expenses of $65,278 in the second quarter of 2005 and an increase of 41% over expenses of $199,190 in the first quarter of 2006. Sales and marketing expenses include principally costs for marketing, prizes for our free game site and bonuses and incentives offered to players to encourage them to play more on the cash gaming site. This increase for the quarter ended June 30, 2006, compared to the second quarter of 2005 and the first quarter of 2006, is due to the increase in bonuses and incentives offered to players and an increase in the marketing of Bingo.com.

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our office, legal and professional fees, and other general corporate and office expenses.  General and administrative expenses decreased to $108,677 for the second quarter of 2006, a decrease of 14% from costs of $126,215 for the same period last year and an increase of 17% over costs of $93,254 in the first quarter of 2006. General and administrative expenses have decreased in comparison to the second quarter of 2005 due to legal advice on merging the Company with its subsidiary in Anguilla, British West Indies, and the filing, of the Form S-4, Form SB-2 and the Form S-8 with the Securities and Exchange Commission. The increase compared to the first quarter of 2006, is as a result of travel expenses incurred in the attendance of the trade show, "Global Interactive Gaming Summit & Expo".

Salaries, wages, consultants and benefits

Salaries, wages, consultants and benefits increased to $156,457 for the quarter ended June 30, 2006, an increase of 12% compared to salaries, wages, consultants and benefits of $139,141 in the second quarter of 2005 and a decrease of 17% over salaries, wages, consultants and benefits of $188,916 in the first quarter of 2006. This increase in salaries, wages, consultants and benefits compared to the second quarter of 2005, is due to the increase in personnel and an increase in the rates of pay. The decrease in salaries, wages, consultants and benefits compared to the first quarter of 2006, is due to fewer consultants employed.

Depreciation and amortization

Depreciation and amortization includes depreciation on our equipment and amortization of the intangible asset relating to the email list.  Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years.  The Intangible asset - email list is amortized over five years. Depreciation and amortization increased to $15,384 during the quarter ended June 30, 2006, an increase of 22% over costs of $12,564 during the same quarter in the prior year and an increase of 49% from costs of $10,340 in the first quarter of 2006.  The changes in depreciation and amortization can be explained due to the acquisition of equipment, especially computers and servers, for hosting of our website in Curacao, Netherlands Antilles.

            Net income and income per share

Net income for the three months ended June 30, 2006, amounted to $55,549, an income of $0.00 per share, compared to a net income of $1,522 or $0.00 per share for the same period in 2005 and compared to a net income of $18,594 or $0.00 per share in the first quarter of 2006. The increase in net income is due to the increase in gaming revenue as a result of an increase in traffic.

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $849,748 and working capital of $747,637 at June 30, 2006.  This compares to cash of $1,071,088 and working capital of $581,855 at December 31, 2005.

During the quarter ended June 30, 2006, we used cash of ($226,787) from operating activities compared to using cash of ($34,787) in the same period in the prior year. This increase in cash used is due to an increase in prepaid marketing expenses.

ITEM 3.            Controls and Procedures.

(a)                    Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2006. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2006, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

We are not currently a party to any legal proceeding, other than the case listed above, and was not a party to any other legal proceeding during the quarter ended June 30, 2006. Other than the case listed above we are currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 2.            Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended June 30, 2006.

ITEM 3.            Defaults Upon Senior Securities

Not applicable.

ITEM 4.            Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders during the period.

ITEM 5.            Other Information

            New Agreements

The Company did not enter any new reportable agreements during the quarter ended June 30, 2006.

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
31.1

Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 14, 2006.

31.2

Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 14, 2006.

32.1	Certification from the Chief Executive Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 14, 2006.
32.2	Certification from the Chief Financial Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 14, 2006.

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

Reports on Form 8-K.

There were no Form 8-K filed during the quarter ended June 30, 2006.

Reports Subsequent to the quarter ended June 30, 2006.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 14, 2006	BINGO.COM, LTD.
(Registrant)
Date:	August 14, 2006	/S/ T.M. Williams
T. M. Williams, Chairman of the Board, Chief Executive Officer, President and Secretary (Principal Executive and Accounting Officer)
Date:	August 14, 2006	/S/ H. W. Bromley
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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of June 30, 2006, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed :  /S/ T. M.  Williams                                                     Date : August 14, 2006

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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of June 30, 2006, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed :  /S/ H. W. Bromley                                                      Date : August 14, 2006

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. |SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the "Company") on Form 10-QSB for the period ended June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, T. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        August 14, 2006

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the "Company") on Form 10-QSB for the period ended June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        August 14, 2006

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.