Form 10QSB
period 2006-09-30
BINGO.COM LTD.
filed 2006-11-15
CIK 1318482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-QSB

(Mark one)

[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

(264) 461-2646

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                         Yes [ X ]      No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer's common stock, no par value per share, was 27,640,553 as of November 14, 2006.
Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

BINGO.COM, LTD.

QUARTERLY REPORT ON FORM 10-QSB

FOR THE PERIOD ENDED SEPTEMBER 30, 2006

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements.

BINGO.COM, LTD.

Consolidated Balance Sheets

	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$780,859	$1,071,088
Accounts receivable	287,505	166,540
Inventory	1,475	559
Prepaid expenses	226,552	102,040
Total Current Assets	1,296,391	1,340,227

Equipment, net	177,396	96,273

Other assets	30,356	17,310

Domain name rights and intangible assets	1,277,427	1,284,842

Deferred tax asset, less valuation allowance of $991,365 (December 31, 2005 - $1,004,060) (Note 3)	-	-

Total Assets	$2,781,570	$2,738,652

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$430,089	$487,226
Accrued liabilities	66,234	64,657
Accounts payable and accrued liabilities - related party (Note 4)	8,004	71,237
Unearned revenue	48,507	135,252
Total Current Liabilities	552,834	758,372

Long-term liabilities
Loan payable - related party (Note 4)	-	9,403

Total Liabilities	552,834	767,775

Commitments (Note 8)

Stockholders' equity (Note 2):
Common stock, no par value, unlimited shares authorized, 27,640,553 shares issued and outstanding (December 31, 2005 - 26,775,903)	11,541,849	11,284,281
Stock options exercised - subscription shares	-	22,600
Accumulated deficit	(9,337,693)	(9,360,584)
Accumulated other comprehensive income: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	2,228,736	1,970,877

Total Liabilities and Stockholders' Equity	$2,781,570	$2,738,652

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD.

Consolidated Statements of Operations

For the periods ended September 30, 2006 and 2005

(Unaudited)

	Nine Months ended September 30, 2006	Nine Months ended September 30, 2005	Three Months ended September 30, 2006	Three Months ended September 30, 2005

Advertising revenue	$140,846	$1,085,389	$11,650	$267,860
Gaming revenue	2,298,985	241,234	821,893	197,873
Total Revenue	2,439,831	1,326,623	833,543	465,733

Cost of producing revenue	805,652	324,734	292,799	113,140

Gross profit	1,634,179	1,001,889	540,744	352,593

Operating expenses:
Depreciation and amortization	43,949	32,939	18,225	12,816
General and administrative	322,440	294,538	120,509	74,880
Salaries, wages, consultants and benefits	519,703	389,318	174,330	118,928
Selling and marketing	783,470	224,562	303,876	120,464
Stock-based compensation	83,278	-	30,172	-
Total operating expenses	1,752,840	941,357	647,112	327,088

(Loss) income before other income (expense) and taxes	(118,661)	60,532	(106,368)	25,505

Other income (expense):
Foreign exchange gains (losses)	(2,166)	(21,563)	14,086	(15,664)
Gain on resolution of debt	125,877	30,241	32,698	30,241
(Loss) gain on disposal of Equipment	(3,504)	23	(18)	-
Net Interest income	13,599	11,463	5,667	6,883
Other income	7,746		2,684

Income (Loss) before income taxes	22,891	80,696	(51,251)	46,965

Income tax expense (Note 3)	-	(2,135,217)	-	46,808
Tax benefit of net operating loss carry forward	-	2,135,217	-	(46,808)

Net income (loss)	$22,891	$80,696	$(51,251)	$46,965

Net income (loss) per common share, basic	$0.00	$0.00	$(0.00)	$0.00
Net income (loss) per common share, diluted	$0.00	$0.00	$(0.00)	$0.00

Weighted average common shares outstanding, basic	27,152,745	25,827,355	27,530,229	26,732,425
Weighted average common shares outstanding, diluted	31,600,529	30,359,741	27,530,229	31,315,383

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD.

Consolidated Statements of Stockholders' Equity

For the period ended September 30, 2006

(Unaudited)

	Common stock				Accumulated Other Comprehensive loss
	Shares	Amount	Subscription shares	Accumulated (Deficit)	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2005	26,775,903	$ 11,284,281	$ 22,600	$ (9,360,584)	$ 24,580	$ 1,970,877

Issuance of shares - subscription shares	252,000	22,600	(22,600)	-	-	-

Exercise of stock options	612,650	147,446	-	-	-	147,446

Stock-based compensation	-	83,278	-	-	-	83,278

Issuance of consultant stock Option	-	4,244	-	-	-	4,244

Net Income	-	-	-	22,891	-	22,891
Balance, September 30, 2006	27,640,553	$ 11,541,849	$ -	$ (9,337,693)	$ 24,580	$ 2,228,736

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD.

Consolidated Statements of Cash Flows

For Nine Months Ended September 30, 2006 and 2005

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$22,891	$80,696
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	43,949	32,939
Gain on resolution of debt	(125,877)	(30,241)
Loss (gain) on disposal of equipment	3,504	(23)
Stock-based compensation	83,278	-
Issuance of consultant stock option	4,244	-
Changes in operating assets and liabilities:
Accounts receivable	(120,965)	(30,620)
Prepaid expenses	(124,512)	(81,885)
Inventory	(916)	51
Other assets	(13,046)	(8,461)
Accounts payable and accrued liabilities	7,084	(31,985)
Unearned revenue	(86,745)	(47,669)
Net cash used in operating activities	(307,111)	(117,198)

Cash flows from investing activities:
Acquisition of equipment	(121,161)	(8,748)
Proceeds on disposal of equipment	-	210
Net cash used in investing activities	(121,161)	(8,538)

Cash flows from financing activities:
Exercise of stock options	147,446	38,833
Exercise of Warrant "B"	-	95,000
Exercise of Warrant "B" - subscription shares	-	50,000
Proceeds from private placement	-	1,004,750
Repayment of loans and notes payable	(9,403)	(26,573)
Net cash provided by financing activities	138,043	1,162,010

Net (decrease) increase in cash	(290,229)	1,036,274

Cash, beginning of period	1,071,088	74,032
Cash, end of period	$780,859	$1,110,306

Supplementary information:
Interest paid	$-	$2,067
Income taxes paid	$-	$-

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Three and nine months ended September 30, 2006 and 2005

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

2.       Stockholder's Equity:

During the quarter ended March 31, 2006, the 252,000 shares for proceeds of $22,600, which were exercised before the year ended December 31, 2005, were issued. During the quarter ended March 31, 2006, the holders of stock options exercised their options for 108,000 shares for $8,575 at exercise prices ranging from $0.05 to $0.10 per share.

During the quarter ended June 30, 2006, the holders of stock options exercised their options for 300,000 shares for $90,000 at exercise prices of $0.30 per share.

During the quarter ended September 30, 2006, the holders of stock options exercised their options, for 204,650 shares for $48,871 at exercise prices ranging from $0.05 to $0.60 per share.

Prior to January 1, 2006, the Company accounted for our employee stock option plans under the intrinsic value method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. As such, compensation expense under fixed term option plans is recorded at the date of grant only to the extent that the market value of the underlying stock at the date of grant exceeds the exercise price. Additionally, in periods prior to January 1, 2006, in accordance with SFAS No. 123 "Accounting for Stock-Based

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Three and nine months ended September 30, 2006 and 2005

(Unaudited)

2. Stockholder's Equity: (Continued)

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

	Nine Months ended September 30,	Three Months ended September 30,
	2005	2005
Net Income for the period	$80,696	$46,965
Deduct : Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(111,999)	(37,333)
Net (loss) income for the period - pro forma	$(31,030)	$9,632
Basic income per share - as reported	$0.00	$0.00
Basic (loss) income per share - pro forma	$(0.01)	$(0.01)
Weighted average fair value of Options granted during period	$0.33	$0.33

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Three and nine months ended September 30, 2006 and 2005

(Unaudited)

2. Stockholder's Equity: (Continued)

	Nine months ended September 30,		Three months ended September 30,
	2006	2005	2006	2005
Expected dividend yield	-	-	-	-
Expected stock price volatility	52 - 184%	148 - 184%	52 - 184%	148 - 184%
Risk-free interest rate	0.98 - 3.19%	0.98 - 3.19%	0.98 - 3.19%	0.98 - 3.19%
Expected life of options	2.5 - 3.56 years	2.5 - 3.56 years	2.5 - 3.56 years	2.5 - 3.56 years
Block Discount Applied	40%	40%	40%	40%

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

	September 30, 2006	September 30, 2005
Computed "expected" tax (expense) benefit	$(7,783)	$(27,436)
Increase (reduction) in income taxes resulting from income taxes in other tax jurisdictions	207,264	(1,234)
Other	(1,271)	(2,025)
Change in taxation rates in other tax jurisdictions	-	-
Change in exchange rates	(210,655)	53,691
Merger of Bingo.com, Inc. with Bingo.com Ltd.	-	(2,158,213)
Change in valuation allowance	12,445	2,135,217
	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2006, and December 31, 2005, are presented below:

	September 30, 2006	December 31, 2005
Deferred tax assets:
Net operating loss carry forwards	$991,365	$1,004,060

Valuation Allowance	(991,365)	(1,004,060)
	$-	$-

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

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Three and nine months ended September 30, 2006 and 2005

(Unaudited)

3.    Income Taxes (Continued)

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

4.    Related Party Transactions

For the period ending September 30, 2006, the Company has outstanding loans payable for $nil (December 31, 2005 - $9,403) from a current director and officer of the Company. This loan has no fixed repayment terms and is non-interest bearing.

In addition the Company has a liability of $nil (December 31, 2005 - $52,946), to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by the current director and officer of the Company.

Payments made to Bingo, Inc. in relation to the domain name purchase payment totaled $33,342 during the quarter ended September 30, 2006 (Quarter ended September 30, 2005 - $18,629).

The Company invoiced $2,684 (Quarter ended September 30, 2005 - $2,149) to a related company for administration services. This company is related on the basis that it shares a common director and officer of the Company.

5.        Segmented information:

The Company operates in one reportable business segment, the business of providing games and entertainment based on the game of bingo through its internet portal, www.bingo.com, supported by selling advertising on the website and receiving deposits for the cash games.  During the quarter ended June 30, 2005, the Company commenced a new source of revenue offering Bingo for cash. The revenue for the three years prior to the current period was derived primarily from advertising business.

6.          Concentrations

            Major customers

The Company has concentrations with respect to the volume of business conducted with several major customers. For the period ended September 30, 2006, there were no sales to customers, which were in excess of 10% of total sales. For the period ended September 30, 2005, the Company made sales of $338,550 and $165,950 to two customers, which were in excess of 10% of total sales. These customers to whom sales represent more than 10% of the total sales are agents representing multiple advertising customers who advertise on the Company's website.

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Three and nine months ended September 30, 2006 and 2005

(Unaudited)

6.          Concentrations (Continued)

            Equipment

The Company's equipment is located as follows:

Net Book Value	September 30, 2006	December 31, 2005

Canada	$82,187	$38,572
Curacao, Netherlands Antilles	95,209	57,701
	$177,396	$96,273

7.       Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company has concentrations of credit risk with respect to accounts receivable, as large amounts of its accounts receivable are concentrated geographically in Canada, Ireland, Israel, the United States and the United Kingdom amongst a small number of customers. As of September 30, 2006, three customers totaling $53,583, $43,101, and $37,888, accounted for greater than 10% of total accounts receivable. As of December 31, 2005, four customers, totaling $44,014, $27,704, $25,588 and $23,997 accounted for greater than 10% of the total accounts receivable.  The Company controls credit risk through monitoring procedures and receiving prepayments of cash for services rendered.  The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable.

8.        Commitments

The Company leases office facilities in Vancouver, British Columbia, Canada and The Valley, Anguilla, British West Indies. These office facilities are leased under a operating lease agreements. The Canadian operating lease agreement of approximately $5,300 per month expires on September 30, 2010.  The lease agreement for office facilities in Anguilla of $250 per month expires on September 30, 2008.

The Company paid rent expense totaling $13,579 during the quarter ended September 30, 2006 (Quarter ended September 30, 2005 - $8,874).

9.        Subsequent Events

Subsequent to the quarter ended September 30, 2006, in order to comply with the recently enacted United States Unlawful Internet Gambling Enforcement Act, the Company on October 11, 2006, sold its US-facing cash business. Included in the transfer is the complete database of real money players, all historical data relating to the wagering of the real money players, and the gaming servers required to operate the business.  The Company will receive payment of $1,200,050.00 United States Dollars at a variable rate over the coming months.

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

We provide a variety of content, free of charge, to our players, including multiplayer theme bingo games, such as Astrology Bingo, Cupid Bingo, and the like, as well as online video poker, sweepstakes and slot machines. We also offer other forms of free entertainment such as fortune telling, chat rooms, and member profiles. In addition to our free content, we provide certain of our players the opportunity to play bingo and other games for cash. With traditional bingo, in particular, our players can purchase bingo cards online for cash, with the winner of each bingo game played winning a percentage of the total cards purchased for that particular bingo game.

We intend to continue to build on the success of our Web portal by offering a greater depth and variety of content that we expect will hold subscribers and allow us to generate more revenue through our cash games.

We have made a significant investment in the development of our Website, purchase of domain name, branding, marketing, and maintaining operations.  As a result we have incurred significant losses since inception, and as of September 30, 2006, had an accumulated deficit of $9,337,693.

During October 2006, the United States passed the Unlawful Internet Gambling Enforcement Act. The new law makes it illegal to accept bets from jurisdictions in the United States (state or federal) where Internet gambling is illegal. The United States Department of Justice has taken the position that all Internet gambling is illegal in the United States. As a result, the Company has sold its United States-facing gambling business to comply with the new legal and business realities for US$1.2 million. Moving forward the Company will increase its focus on attracting additional players from jurisdictions such as the United Kingdom where Internet gambling is considered legal.

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

Impairment of long-lived assets and long-lived assets to be disposed of:

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets". As of September 30, 2006, the only long-lived assets reported on the Company's consolidated balance sheet are equipment, intangible assets and domain name rights.  These provisions require that long-lived assets and certain identifiable recorded intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell.

RESULTS OF OPERATIONS

            Revenue

Total revenue increased to $833,543 for the quarter ended September 30, 2006, an increase of 79% from revenue of $465,733 for the same period in the prior year and a decrease of 7% from revenue of $896,277 in the second quarter of 2006. The increase in revenue over the third quarter of 2005 is due to an increase in the number of players paying to play at Bingo.com. The Company commenced offering cash gaming on its website during the second quarter of 2005. The decrease in revenue compared to the second quarter of 2006, is due to a combination of slow down in the summer months and gaming software problems incurred during the quarter. Of the $833,543 revenue for the quarter, the gaming provided revenue of $821,893, a substantial increase from gaming revenue of $197,873 in the third quarter of 2005 and a decrease of 7% from gaming revenue of $883,127 in the second quarter of 2006. We recorded advertising revenue of $11,650 in the quarter ended September 30, 2006, a decrease of 96% from advertising revenue of $267,860 in the third quarter of 2005 and a decrease of 11% from revenue of $13,150 in the second quarter of 2006.  This decrease is due to Managements decision to suspend the sale of advertising available to third parties in order to increase the number of players on our cash games, thereby increasing gaming revenue.

Cost of revenue

We recorded cost of revenue of $292,799 during the quarter ended September 30, 2006, an increase of $179,659 or 159% compared to costs of $113,140 for the same period in the prior year and a decrease of 4% over costs of $303,534 in the second quarter of 2006.  The gross margin decreased to 65% for the quarter ended September 30, 2006, compared to 76% gross margin in the third quarter of 2005 and 66% gross margin in the second quarter of 2006. Cost of revenue consists of the cost of hosting the website, payment processing fees in relation to cash deposits, software license fees, the commissions paid on the sale of advertising and the domain name purchase payments. During the second quarter ended June 30, 2005, we commenced offering traditional cash gaming to our players.  The increase in cost of revenue, compared to the third quarter of 2005, is due to the increase in the number of players on our cash games. The decrease in cost of revenue, compared to the second quarter of 2006, is due to the decrease in the number of players on our cash games, especially due to the software problems incurred. The decrease in the gross margin percentage is due to the suspension of the sale of advertising available to third parties, which has a greater gross margin percentage.

            Sales and marketing expenses

Sales and marketing expenses increased to $303,876 for the quarter ended September 30, 2006, an increase of  $183,412 (152%) over expenses of $120,464 in the third quarter of 2005 and an increase of 8% over expenses of $280,404 in the second quarter of 2006. Sales and marketing expenses include costs for marketing, prizes for our free game site and bonuses and incentives offered to players to encourage them to play more on the cash gaming site. This increase for the quarter ended September 30, 2006, compared to the third quarter of 2005, is due to the increase in bonuses and incentives offered to players and an increase in the marketing of Bingo.com. The increase for the quarter ended September 30, 2006, compared to the second quarter of 2006, is due to an increase in the marketing of Bingo.com, including the commencement of an offline marketing campaign in the United States, which has now been discontinued.

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our office, legal and professional fees, and other general corporate and office expenses.  General and administrative expenses increased to $120,509 for the third quarter of 2006, an increase of 61% from costs of $74,880 for the same period last year and an increase of 11% over costs of $108,677 in the second quarter of 2006. General and administrative expenses have increased in comparison to the third quarter of 2005 and the second quarter of 2006, due to an increase in operational costs especially operating a call centre to handle calls from our customers.

Salaries, wages, consultants and benefits

Salaries, wages, consultants and benefits increased to $174,330 for the quarter ended September 30, 2006, an increase of 47% compared to salaries, wages, consultants and benefits of $118,928 in the third quarter of 2005 and an increase of 11% over salaries, wages, consultants and benefits of $156,457 in the second quarter of 2006. This increase in salaries, wages, consultants and benefits compared to the third quarter of 2005 and the second quarter of 2006, is due to the increase in personnel, especially call centre personnel and an increase in the rates of pay.

Depreciation and amortization

Depreciation and amortization includes depreciation on our equipment and amortization of the intangible asset relating to the email list.  Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years.  The Intangible asset - email list is amortized over five years. Depreciation and amortization increased to $18,225 during the quarter ended September 30, 2006, an increase of 42% over costs of $12,816 during the same quarter in the prior year and an increase of 18% from costs of $15,384 in the second quarter of 2006.  The changes in depreciation and amortization can be explained due to the acquisition of equipment, especially computers and servers, for hosting of our website in Curacao, Netherlands Antilles.

            Net (loss) income and (loss) income per share

Net loss for the three months ended September 30, 2006, amounted to $51,251, a loss of ($0.00) per share, compared to a net income of $46,965 or $0.00 per share for the same period in 2005 and compared to a net income of $55,549 or $0.00 per share in the second quarter of 2006. The decrease in net income is due to the decrease in gaming revenue as a result of gaming software problems.

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $780,859 and working capital of $743,557 at September 30, 2006.  This compares to cash of $1,071,088 and working capital of $581,855 at December 31, 2005.

During the nine months ended September 30, 2006, we used cash of ($307,111) from operating activities compared to using cash of ($117,198) in the same period in the prior year. This increase in cash used is due to an increase in prepaid marketing expenses.

ITEM 3.            Controls and Procedures.

(a)                    Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2006. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2006, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

We are not currently a party to any legal proceeding, other than the case listed above, and was not a party to any other legal proceeding during the quarter ended September 30, 2006. Other than the case listed above we are currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time-to-time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 2.            Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended September 30, 2006.

ITEM 3.            Defaults Upon Senior Securities

Not applicable.

ITEM 4.            Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders in Vancouver on September 19, 2006, for the purposes of electing our directors and to ratify the appointment of Dohan and Company, CPA's, P.A., as our independent auditors for the 2006 fiscal year The Company issued a schedule 14A proxy statement to the shareholders on August 2, 2006.

All nominees for directors were elected and the appointment of auditors was ratified. The voting on each matter is set forth below:

Election of the Directors of the Company.

Nominee                       For                   Against             Abstain

T. M. Williams             24,431,594         33,861               153,681

P. A. Crossgrove            24,571,109         40,346               7,681

Proposal to ratify the appointment of Dohan and Company, CPA.'s, P.A., as our independent auditors for the 2006 fiscal year.

For                          Against                         Abstain

24,580,574                     22,919                           15,643

ITEM 5.            Other Information

            New Agreements

The Company did not enter any new reportable agreements during the quarter ended September 30, 2006.

Subsequent to the quarter ended September 30, 2006, in order to comply with the recently enacted United States Unlawful Internet Gambling Enforcement Act, the Company sold its US-facing cash business.

In addition, on September 29, 2006, Mr. P. A. Crossgrove retired as a director of the Company.

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
31.1

Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 14, 2006.

31.2

Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 14, 2006.

Exhibit Number	Description
32.1	Certification from the Chief Executive Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 14, 2006.
32.2	Certification from the Chief Financial Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 14, 2006.

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

Reports on Form 8-K.

The company filed a Form 8-K on September 19, 2006, stating that all the nominees for directors were elected and the appointment of auditors was ratified.

Reports Subsequent to the quarter ended September 30, 2006.

The company filed a Form 8-K subsequent to the quarter ended September 30, 2006, stating that the Company had sold its US players and that Mr P. A. Crossgrove had retired.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 14, 2006	BINGO.COM, LTD.
(Registrant)
Date:	November 14, 2006	/S/ T.M. Williams
T. M. Williams, Chairman of the Board, Chief Executive Officer, President and Secretary (Principal Executive)
Date:	November 14, 2006	/S/ H. W. Bromley
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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of September 30, 2006, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed :  /S/ T. M.  Williams                                                     Date : November 14, 2006

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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of September 30, 2006, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed :  /S/ H. W. Bromley                                                      Date : November 14, 2006

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. Section 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the "Company") on Form 10-QSB for the period ended September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, T. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        November 14, 2006

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the "Company") on Form 10-QSB for the period ended September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        November 14, 2006

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.