Form 10KSB
period 2006-12-31
BINGO.COM LTD.
filed 2007-04-02
CIK 1318482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

COMMON STOCK, NO PAR VALUE PER SHARE

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                        Yes [X]      No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.                                                           [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X ]
State issuer's revenues for its most recent fiscal year. $2,543,461

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price at of such stock on the National Association of Securities Dealers Over the Counter Bulletin Board market as of March 30, 2007, being $0.52 per share: $9,733,367.  The number of shares of the issuer's common stock outstanding on April 2, 2007, was 33,749,703. Our common stock is traded on the National Association of Securities Dealers Over-the-Counter Bulletin Board market under the symbol "BNGOF".

APPLICABLE ONLY TO CORPORATE REGISTRANTS The number of outstanding shares of the issuer's common stock, no par value per share, was 33,749,703 as of April 2, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

The merger of Bingo.com, Inc. with Bingo.com, Ltd., which was approved by the Securities Exchange Commission on March 8, 2005, and is effective on April 7, 2005, is described in the prospectus filed under Rule 424(b) of the Securities Act and the Form S-4, which were filed on March 9, 2005, and March 4, 2005, respectively.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]
1

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..11

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT............................................................................................................................................ 43

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

ITEM 1. DESCRIPTION OF BUSINESS

Introduction

Bingo.com, Ltd. (the "Company") is in the business of developing and operating a bingo based web portal designed to provide a variety of internet based games played by individuals plus other forms of entertainment, including an online community, chat rooms, contests, sweepstakes, tournaments, and more. Using our bingo.com domain name and incorporating a variety of games and content to attract and retain a large number of subscribers, we have built one of the leading bingo-based portals on the Internet. Our website has attracted millions of visitors of which over 1,700,000 have gone through a detailed sign-up process and become registered users. The levels of Internet traffic have a direct impact on our revenues as, generally, the greater the Internet traffic, the greater the amount of gaming or advertising revenue received.

We generate revenue from players depositing funds into their account on our website and then playing games for money. An additional source of revenue comes from selling advertising on our portal to other companies who wish to advertise their products to our user demographic. We obtained a gaming license and commenced gaming operations from Curacao, Netherlands Antilles in May 2005.

Our website provides players the ability to purchase bingo cards online for cash, with the winner of each bingo game winning a percentage of the total cards purchased for that particular bingo game. In addition, we provide entertainment content to our players in the form of either free-to-play, or pay-to play multiplayer theme bingo games, such as Astrology Bingo, Cupid Bingo, and the like, as well as online video poker, sweepstakes and slot machines. We also offer our players other forms of entertainment such as chat rooms and member profiles.

We intend to continue to build on the success of the existing business by offering a greater depth and variety of content that we expect will hold existing subscribers as well as attract new subscribers and allow us to generate more revenue.

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

We conduct our business through the Anguilla incorporated entity; through our wholly-owned subsidiary English Bay Office Management Limited ("English Bay"); through Bingo.com (UK) plc ("Bingo UK") and through Bingo.com N.V.

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

-     Bingo.com (Wyoming), Inc., incorporated in the State of Wyoming on July 14, 1999;

-          Bingo.com Acquisition Corp., incorporated in the State of Delaware on January 9, 2001.

All three of the inactive subsidiaries were incorporated to facilitate the implementation of business plans that we have since modified and refocused and, consequently, there is no activity in these entities.

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

Bingo.com Domain Name

On January 18, 1999, we purchased the exclusive right to use the domain name bingo.com from a then unrelated company, Bingo, Inc., an Anguilla corporation, for (i) a $200,000 cash payment, (ii) 500,000 shares of our common stock (at a value of $2.00 per share) and (iii) an agreement to pay, on an ongoing basis, the Domain Name Purchase price amounting to 4% of our annual gross revenues, with a total minimum guaranteed Domain Name Purchase payment of $1,100,000 in the first three years of the 99 year period ended December 31, 2098. During the year ended December 31, 2002, the agreement was amended so that the remaining Domain Name Purchase payments to the vendor are made monthly, based on 4% of the preceding month's gross revenue. The value of the bingo.com domain name was based on factors such as the relationship of the name to our business, the ability for us to create a brand for our website and portal based on the name, the ease of internet browser search ability of the domain name and the ability of visitors to our website to remember and associate the name with our website and portal. We negotiated the terms of the domain name acquisition at arms' length, and we believe the consideration we paid for the domain name was reasonable.

During the year ended December 31, 2006, we made payments totaling $101,659 (2005 $79,260) based on 4% of the preceding month's gross revenue as defined in the amended agreement. T. M. Williams, the President and Chief Executive Officer of the Company is the potential beneficiary of several discretionary trusts that hold approximately 80% of the shares of Bingo, Inc.

Business Overview

Our objective is to become the leading online provider of bingo based games and entertainment. We intend to leverage the worldwide popularity of bingo with the growth of the Internet to become the premier bingo portal.

We are in the business of developing and operating an entertainment and service based website which provides a variety of games, both free and for money. We have focused our website around our core competency of bingo and related soft games but have also included other forms of entertainment which are appreciated by our demographic. This enhanced content currently includes chat rooms, sweepstakes, and communities and will be continually developed to build customer loyalty. We are attempting to create a value-based website, complete with online services and an extensive database of registered players.

The entertainment and other content provided on the bingo.com portal does not include "adult" content.

Gaming Revenue Business

During the quarter ended June 30, 2005, Bingo.com, N.V., a subsidiary of Bingo.com, Ltd. signed a software license agreement with Chartwell Games (Malta) Limited ("Chartwell"), a subsidiary of Chartwell Technology Inc. The software license agreement entitles Bingo.com the use of Chartwell's gaming software to enable the Bingo.com players to play bingo and other soft games like hi-lo or video poker for money. In addition, the agreement entitles Bingo.com to use Chartwell's Cyberboss (the Gaming System Management) and Chartwell's CyberBanx (the ability to accept payments). The license agreement contains mutually agreeable cancellation terms; is renewable after five years; and was agreed according to standard industry terms.

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

On September 30, 2006, the United States Senate passed the Unlawful Internet Gambling Enforcement Act 2006 ("UIGEA"), which was signed into law by President Bush, on October 13, 2006. The legislation aimed to prohibit the funding of illegal online gambling to United States citizens and residents. Effective October 12, 2006, in response to the UIGEA we sold our United States player database and related assets to an unrelated company. The asset disposition includes the registered online gaming players, the gaming servers, and the complete database of real money players. The asset disposition price is $1,200,050 payable at a variable rate over the coming months.

Gaming revenue from the bingo.com website accounted for approximately 94% of our revenue for the year ended December 31, 2006. Moving forward we will increase our focus on attracting additional players from jurisdictions such as the United Kingdom where Internet gambling is considered legal. We expect to launch the United Kingdom focused website in the second quarter of 2007.

Advertising Revenue Business

Our entertainment portal includes a variety of free bingo and other soft games, provided to registered players over the Internet who compete against other players for the chance to win points. These points can be used to enter draws for prizes. Our primary objective is to provide these players a variety of bingo based games and entertainment as well as online video poker and slot machines. We intend to continue to provide points-based, play-for-free games emphasizing entertainment.

We have in the past used the appeal of the bingo.com domain name to sell advertising on the free site, which was our primary revenue source. During the quarter ended June 30, 2005, we commenced offering traditional bingo and other pay-for-play games to our players, which replaced advertising as our main source of revenue. Advertising revenue from the bingo.com website accounted for approximately 6% of our revenue for the year ended December 31, 2006. Although many of our games are free to play, players are required to register to receive points and to win prizes and to access certain features on the site. All registration information is stored in online databases. We intend to continue to build awareness of, and drive traffic to, bingo.com through a marketing program consisting of various elements such as strategic alliances and online and off-line advertising, in order to rebuild our advertising revenue stream in North America.

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

We believe that our future success will be dependent on a number of factors.  These include focusing on providing premium online bingo games and bingo related entertainment.  We also believe that the continued development of a personalized community atmosphere on the website will encourage lengthy site visits by users.  We believe the nature of our website content and our player base will allow us to establish a large detailed database of registered players, which is a critical factor in attracting online players and advertisers.

Business Strategy

Our objective is to become the premier online destination for web-based bingo entertainment and a leading entertainment destination on the Internet. We are pursuing this objective through the following strategies:

Revenue streams

In 2006, we generated 94% of our revenue from gaming revenue and 6% of our revenue from advertising revenue. We earned these revenues from our portal through a variety of ways, such as the following:

-     Offering bingo and other similar games, such as video poker or slots, for money to our players.

-     Banner and button advertisements on our website;

-     Pop-ups, which are interstitial ads that appear as a separate window on top of content;

-     Superstitials; which are interstitial commercials that seamlessly load while a visitor is surfing the site;

-     Sponsorships of email newsletters or parts of our site;

-     Exchanging of links with other websites.

Throughout 2006 we were focused primarily on increasing our gaming revenue at the expense of our advertising revenue. During the year ended December 31, 2005, we suspended the majority of the sale of advertising and focused entirely on the gaming revenue component of the business.  With the passing of the United States Unlawful Internet Gambling Act in October of 2006, we again began to serve advertising in North America and from that point on earn gaming revenue from only those jurisdictions in the world where Internet gaming is regulated and legalized.

Advertising revenue calculations are based on click-throughs, percentage of sales transactions, or other methods depending on the details of the agreements. The majority of the advertising revenue earned in 2006 was calculated on a Cost Per Thousand ("CPM") basis.

Expand registered user database

We have demonstrated the ability to attract and keep a large subscriber base. It is our intention to continue the growth of our database through strategic partnerships with affinity groups and penetration of traditional bingo venues by use of targeted promotions with suppliers of goods and services to such venues.

Entertainment and game sites have become increasingly popular and are showing strong growth rates. Our website traffic reports indicate that between 500 and 1,000 new players a day are registering with www.bingo.com. There has been in excess of 10,000 visitor sessions per day, with an average visitor session length of more than 30 minutes. It is our belief that, if current traffic rates can be maintained, we will continue to maintain our status as the premier, bingo centric, online gaming destination.

Leverage licensed users and alliances

We are confident that the variety of games and entertainment available on our website will encourage many visitors to come, stay, deposit funds, play and revisit often. In the process of providing a one-stop entertainment arena for bingo lovers, we are creating a value based website which is backed by an extensive database of registered players and their playing preferences. We believe the value of this demographic data will assist us in generating revenue from our portal.

Extend and enhance the value of the brand name

We believe that establishing a readily recognizable world-wide brand name is critical to attracting a larger player base and deriving additional revenue. We believe that our bingo.com website has inherent value as a brand name and we intend to aggressively expand our player base by promoting that name. We intend to pursue online and offline marketing strategies, promotional opportunities, and strategic alliances to make the Bingo.com website the leading entertainment destination for bingo on the Internet. Amongst the initiatives being considered are the exploration of co-branding opportunities with land-based bingo halls in the United Kingdom and Europe where our brand may be displayed in such land-based bingo halls in exchange for promotion of those halls on our website.  To date, we have not agreed with any land-based bingo halls to a co-branding agreement. Additionally, depending upon whether the regulatory framework in a particular jurisdiction permits its residents to play bingo for money, we would like to enter into strategic alliances with members of the non-profit sector to drive traffic from their websites to our website in exchange for a share of the profits generated by those players.  To date, we have not entered any strategic alliances agreements.

Marketing Strategy

Our goal is for the Bingo.com website to continue to be the most recognized and most visited bingo entertainment destination on the Internet. We intend to continue building an Internet community consisting of a dedicated and loyal user base that we believe will support our ability to generate both advertising and gaming revenues.

Advertising focused on promoting the Bingo.com website in the United Kingdom and in targeted international markets through affiliate programs, strategic partnerships, co-branding and other promotional activities with a variety of companies is under consideration. This strategy is intended to further develop the growing database of registered players.

We also use our database of registered users to send targeted emails and other advertisements in order to encourage our subscribers to play. We offer special promotions and other offerings that bring additional users to our site such as the use of our email list to promote special events.

Continue to enhance content

Registered players are provided with a variety of free games, and other forms of entertainment such as chat, sweepstakes, and more. The free bingo games can be played for points, which are redeemable for prizes. We are able to create low-cost content through creative face-changes of the standard bingo games. These 'skins' can reflect themes, corporate interests or other targeted messages.

Employees

As of December 31, 2006, we had eleven full-time employees, not including temporary personnel, consultants, and independent contractors. We retain consultants to provide special expertise in developing strategy, marketing, software and technologies and outsource our development resources. We outsource our chat host monitors to a recognized chat host company. None of our employees is represented by a labor union, and we believe that our relationship with our employees is good.

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

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

At the end of fiscal 2006, the majority of our equipment was located in Curacao, Netherlands Antilles with the remainder in Canada.

Seasonality

We do not believe that seasonality has an effect on our traffic volumes or our revenue realization.

Competition

We face competition primarily from other large bingo focused websites, e.g. Gala Bingo, Mecca Bingo, Bingomania, Cyberbingo, and St. Minver. We will continue to compete with these large sites as well as many other smaller offerings, and there can be no assurances that we will be successful in attracting users from these sites or generating new users from the overall bingo community that are not yet focused on playing bingo online.

Trademarks and Intellectual Property Protection

We will continue to consider the need to apply for trademark registration and protection for our games, logo and various phrases. During the year ended December 31, 2005, we applied for the trademark "Bingo.com" in the European Union for a period of 10 years.

ITEM 2. DESCRIPTION OF PROPERTY.

Our executive office is located in The Valley, Anguilla, British West Indies. We commenced the lease agreement on October 1, 2005, for a period of three years. The monthly rental is $250.

Our primary administrative, sales and marketing facility is located in leased space in Vancouver, British Columbia.  This facility occupies approximately 2,480 square feet.  We entered into a new lease on September 30, 2005, for a term of sixty months and ending September 30, 2010. The monthly rental is approximately $4,800.

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

We are not currently a party to any legal proceeding, other than the case listed above, and were not a party to any other legal proceeding during the fiscal year ended December 31, 2006. Other than the case listed above we are currently not aware of any other legal proceedings proposed to be initiated against us. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our Annual Meeting of Stockholders in Vancouver on September 19, 2006. There were no submissions during the fourth quarter of 2006.

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

Quarter Ended	High (1)	Low (1)
December 31, 2006	$0.77	$0.26
September 30, 2006	$0.97	$0.75
June 30, 2006	$0.97	$0.70
March 31, 2006	$0.95	$0.58
December 31, 2005	$0.80	$0.53
September 30, 2005	$0.90	$0.47
June 30, 2005	$1.65	$0.61
March 31, 2005	$1.10	$0.40

1.             Prices as per Yahoo! Finance

On April 2, 2007, the last reported sale price of our common stock, as reported by the OTCBB, was $0.52 per share.

As of April 2, 2007, we believe there are approximately 2,292 shareholders (including nominees and brokers holding street accounts) of our shares of common stock.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2006.

Securities authorized for issuance under equity compensation plans.

We have reserved a total of 1,895,000 common shares for issuance under our 1999 stock option plan.  Pursuant to this plan we have 992,000 stock purchase options (2005 - 1,100,000) outstanding at December 31, 2006. During the year ended December 31, 2006, the holders of the stock options exercised 108,000 of their options, issued under the 1999 plan, whose options prices ranged between $0.05 and $0.10.

We have reserved a total of 5,424,726 common shares for issuance pursuant to grants under the 2001 stock option plan.  Pursuant to this plan we have 2,017,450 stock purchase options (2005 - 2,767,850) outstanding as at December 31, 2006. 1,717,450 of the stock options outstanding at December 31, 2006, were granted with vesting provisions as to 10% vesting at the grant date, an additional 15% vesting one year following the date of grant and an additional 2% vesting per month thereafter. During the year ended December 31, 2006, the holders of the stock options exercised 498,400 of their options, issued under the 2001 plan, whose options prices ranged between $0.05 and $0.30. In addition 252,000 shares were exercised during the year ended December 31, 2005, but only issued during the year ended December 31, 2006. Subsequent to the year ended December 31, 2006, the holders of the stock options exercised 109,150 of their options, issued under the 2001 plan, whose options prices ranged between $0.05 and $0.10.

We have reserved a total of 2,000,000 common shares for issuance under our 2005 stock option plan.  Pursuant to this plan we have 1,195,942 stock purchase options (2005 : 835,000) outstanding at December 31, 2006. 933,750 of the stock options outstanding at December 31, 2006, were granted with vesting provisions as to 10% vesting at the grant date, an additional 15% vesting one year following the date of grant and an additional 2% vesting per month thereafter. During the year ended December 31, 2006, the holders of the stock options exercised 6,250 of their options, issued under the 2005 plan, whose option price was $0.60.

The 1999 and 2001 plans were approved in 2001 by our shareholders and the 2005 plan was approved by our shareholders in 2005.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,205,392	$0.27	3,792,534
Equity compensation plans not approved by security holders	0	0	0
Total	4,205,392	$0.27	3,792,534

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The information contained in this Management's Discussion and Analysis or Plan of Operation contains "forward looking statements." Actual results may materially differ from those projected in the forward looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be materially different from the expectations expressed in this Annual Report. The following discussion should be read in conjunction with the audited Consolidated Financial Statements and related Notes thereto included in Item 7 and with the Special Note regarding forward-looking statements included in Part I.

OVERVIEW

Since 1999, we have been focused on providing online bingo games over the Internet to players around the world. We began to experience revenue growth from the advertising contained in these games in fiscal 2000. In early 2005 we expanded our entertainment offering to include bingo games for money as well as soft games such as video poker, slots and hi-lo.

Ninety-four percent of our revenue in 2006 was derived from gaming revenues and six percent from the sale of Internet advertising. We expect that in the future, gaming revenue, focused on bingo, will continue to contribute a significant portion of our total revenue.

We have made a significant investment in the development of our website, purchase of domain name, branding, marketing, and maintaining operations.  As a result we have incurred significant losses since inception, and as of December 31, 2006, had an accumulated deficit of $9,674,420.

Moving forward, we will continue to control operating costs and expansion costs with the objective to operate profitably and efficiently.

The consolidated statement of operations data for the years ended December 31, 2006, and 2005, and the consolidated balance sheet data as of December 31, 2006, and 2005, are derived from our audited consolidated financial statements included in Item 7 of this report, which have been audited by Dohan and Company, CPA's, P.A., independent auditors. The consolidated statement of operations data for the years ended December 31, 2004, 2003, and 2002 and the consolidated balance sheet data as of December 31, 2004, 2003, and 2002, are derived from audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of results to be expected in any future period.

Consolidated Statement of Operations Data:

		Year Ended December 31,
	2006	2005	2004	2003	2002

Revenue
Advertising revenue	$149,696	$1,386,479	$1,158,620	$888,888	$717,192
Gaming revenue	2,393,765	594,582	-	-	-
Total revenue	2,543,461	1,981,061	1,158,620	888,888	717,192

Cost of revenue	842,724	485,419	245,594	211,253	351,207
Gross profit	1,700,737	1,495,642	913,026	677,635	365,985
Operating expenses excluding interest and other income (expenses)	2,042,697	1,397,417	991,595	974,887	1,334,728
Interest and other income	28,124	22,565	6,929	61,761	35
Net (loss) income	(313,836)	$120,790	$(71,640)	$(235,491)	$(968,708)

Basic and diluted net (loss) income per share	$(0.01)	$0.00	$(0.00)	$(0.02)	$(0.09)
Weighted average common shares Outstanding	27,275,700	26,066,441	20,183,438	11,104,608	10,953,238

		Year Ended December 31,
	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data:
Cash	$521,203	$1,071,088	$74,032	$34,046	$14,682
Total assets	2,359,587	2,738,652	1,571,889	1,477,173	1,469,185
Total liabilities	434,576	767,775	932,985	2,619,691	2,376,212
Long term obligations	1,457	9,403	157,042	1,585,858	1,395,000
Total stockholders' equity (deficit)	1,925,011	1,970,877	638,904	(1,142,518)	(907,027)
Working capital (deficit)	475,824	581,855	(625,376)	(1,177,144)	(1,299,148)

CRITICAL ACCOUNTING POLICIES

The following discussion of critical accounting policies is intended to supplement the Summary of Significant Accounting Policies presented as Note 2 to our audited consolidated financial statements presented elsewhere in this report.  Note 2 summarize the accounting policies and methods used in the preparation of our consolidated financial statements. The policies discussed below were selected because they require the more significant judgments and estimates in the preparation and presentation of our financial statements. On an ongoing basis, management evaluates these judgments and estimates, including whether there are any uncertainties as to compliance with the revenue recognition criteria described below, and recoverability of long-lived assets, as well as the assessment as to whether there are contingent assets and liabilities that should be recognized or disclosed for the consolidated financial statements to fairly present the information required to be set forth therein. We base our estimates on historical experience, as well as other events and assumptions that are believed to be reasonable at the time. Actual results could differ from these estimates under different conditions.

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

SOURCES OF REVENUE AND REVENUE RECOGNITION

We generate our revenue from providing internet games for money and from the sale of advertising on our website. For the gaming revenue, we recognize revenue on the basis of total dollars wagered on all games less all winnings payable to players. For advertising revenue, we recognize as revenues the amount paid to us upon the delivery and fulfillment of advertising in the form of banner and button ads, email, rich media and newsletters, provided that the collection of the resulting receivable is probable.

SUPPLEMENTARY FINANCIAL INFORMATION

Quarterly Results of Operations

The following tables present our unaudited consolidated quarterly results of operations for each of our last eight quarters.  This data has been derived from unaudited consolidated financial statements that have been prepared on the same basis as the annual audited consolidated financial statements and, in our opinion, include all normal recurring adjustments necessary for the fair presentation of such information. These unaudited quarterly results should be read in conjunction with our audited consolidated financial statements, included in Item 7 of this report.

		Three Months Ended
	March 31 2006	June 30 2006	September 30 2006	December 31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Advertising revenue	$116,046	$13,150	$11,650	$8,850
Gaming revenue	593,965	883,127	821,893	94,780
Total Revenue	710,011	896,277	833,543	103,630

Cost of revenue	209,319	303,534	292,799	37,072
Gross profit	500,692	592,743	540,744	66,558
Operating expenses and other (income) / expenses	482,098	537,194	591.995	403,285
Net income (loss) from continuing operations	$18,594	$55,549	$(51,251)	$(336,727)
Basic and diluted net income per share	$0.00	$0.00	$(0.00)	$(0.01)
Weighted average common shares, basic	26,783,903	27,191,947	27,530,229	27,640,553
Weighted average common shares, diluted	30,165,429	31,535,731	27,530,229	27,640,553

		Three Months Ended
	March 31 2005	June 30 2005	September 30 2005	December 31, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Advertising revenue	$403,551	$413,978	$267,860	$301,090
Gaming revenue	-	43,361	197,873	353,348
Total Revenue	403,551	457,339	465,733	654,438

Cost of revenue	100,281	111,313	113,140	160,685
Gross profit	303,270	346,026	352,593	493,753
Operating expenses and other (income) / expenses	271,061	344,504	305,628	453,658
Net income from continuing operations	$32,209	$1,522	$46,965	$40,095
Basic and diluted net income per share	$0.00	$0.00	$0.00	$0.00
Weighted average common shares, basic	24,500,808	26,224,310	26,732,425	26,775,903
Weighted average common shares, diluted	30,643,753	26,224,310	31,315,383	31,478,753

Our financial statements and related schedules are described under "Item 7. Financial Statements".

RESULTS OF OPERATIONS

Years Ended December 31, 2006 and 2005

            Revenue

Total Revenue increased to $2,543,461 for the year ended December 31, 2006, an increase of 28% over revenue of $1,981,061 for the same period in the prior year. Gaming revenue increased to $2,393,765 for the year ended December 31, 2006, an increase of 303% over gaming revenue of $594,582 for the same period in the prior year. During the year ended December 31, 2005, we introduced traditional bingo for cash to our players. Effective October 12, 2006, in response to the United States Unlawful Internet Gambling Enforcement Act of 2006 we sold our US players and related assets to an unrelated company. Advertising Revenue decreased to $149,696 for the year ended December 31, 2006, a decrease of 89% over revenue of $1,386,479 for the same period in the prior year.  During the first quarter of fiscal 2006, the Company suspended the sale of advertising available to third parties in order to increase the number of players on our cash games, thereby increasing gaming revenue.

            Cost of revenue

We recorded cost of revenue of $842,724 during the year ended December 31, 2006, an increase of $357,305 or 74% compared to costs of $485,419 for the same period in the prior year. The gross margin reduced to 67% in 2006 from 75% in 2005.

Cost of revenue consists of commissions paid on the sale of advertising, the cost of hosting the website, payment processing fees in relation to deposits from our players, software license fees, and the domain name purchase payments. The cost of producing gaming revenue is higher than the cost of producing advertising revenue. We did not provide gaming for money to our players until May 2005, This increase in the cost of revenue in 2006 is due to providing gaming for the entire year and the increase in the number of players during the year.

            Sales and marketing expenses

Sales and marketing expenses increased to $895,838 for the year ended December 31, 2006, an increase of $466,583 over fiscal 2005 selling and marketing expenses of $429,255. Sales and marketing expenses include principally costs for marketing, prizes for our players and bonuses and incentives offered to gaming players. This increase in sales and marketing expenses in fiscal 2006 is due to the increase in the number of players on our site, especially bonuses and incentives offered to players and greater marketing of the website.

We expect to continue to incur sales and marketing expenses to increase traffic, especially with the launch of the United Kingdom website and deposits to our web portal. These costs will include bonuses and incentives, commissions, salaries, advertising, and other promotional expenses intended to increase our subscriber base and improve gaming revenue. There can be no assurances that these expenditures will result in increased traffic or significant additional revenue.

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our office, legal and professional fees, and other general corporate and office expenses. General and administrative expenses increased to $423,176 for the year ended December 31, 2006, a slight increase over costs of $421,162 for the previous year. General and administrative expenses have increased in comparison to the prior year due to the expenses incurred in operating the expanded web site. This increase in costs is offset by a decrease in legal expenses on legal advise on merging the Company with its subsidiary in Anguilla, British West Indies, and the filing of the Form S-4 with the Securities Exchange Commission during the year ended December 31, 2005.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants and benefits increased to $667,122 during the year ended December 31, 2006, an increase of 25% over costs of $532,654 for the previous year. This increase is due to the employment of additional staff to handle the expanded operations.

Depreciation and amortization

Depreciation and amortization includes depreciation of our equipment, as well as amortization of intangible asset relating to the email list. Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years.  Depreciation increased to $62,003 during the year ended December 31, 2006, an increase of 35% over depreciation of $45,942 during the prior year. This increase in depreciation is due to acquisitions of equipment, especially servers, to enable us to run the expanded business.

Stock based Compensation

During the year ended December 31, 2006, the Company adopted SFAS No. 123R (revised 2004) Share-Based Payments, which requires us to expense stock options granted. The Company incurred stock option expense of $113,450 during the year ended December 31, 2006.

            Provision for doubtful accounts

The Company has provided $206,241 for doubtful accounts. These doubtful accounts relate, mostly, to funds deposited at the First Curacao International Bank, which has suspended trading and has been placed under the control of the Central Bank of Curacao by the Court of the Netherlands Antilles. We have submitted all documents required by the Central Bank of Curacao to release our funds but, due to the uncertainty of collection, we have provided for these funds in full. In addition, we have provided for the possible inability to collect funds, held with certain payment processors, which have retained these funds in response to the passing of the United States Unlawful Internet Gambling Enforcement Act.

Profit on sale of US Gaming players

Effective October 12, 2006, the Company, in response to the United States Unlawful Internet Gambling Enforcement Act, sold its United States players and related assets for $1,200,050, to an arms length third party payable by the purchaser at a variable rate over the coming months. We recognize the profit from the sale of these assets as and when payment is received. During the year ended December 31, 2006, we collected $180,000 of the $1,200,050 due.

Other income and expenses

During the year ended December 31, 2006, we made gains of $158,574 (2005 - $60,482) from the settlement of debts with creditors.

During the year ended December 31, 2006, we incurred foreign exchange losses of $7,334 compared to foreign exchange losses of $25,296 in the prior year. These losses are due to balances held in Canadian dollars, which were affected by the weakness of the US Dollar in relation to the Canadian Dollar.

During the year ended December 31, 2006, we received interest income of $17,171, an increase of 36% compared to interest income of $12,662 in the prior year. The interest income is received from bank term deposits from investing the cash raised in the private placement during the year ended December 31, 2005.

During the year ended December 31, 2006, we received other income of $10,953, an increase of 11% compared to other income of $9,903 in the prior year. This other income is received from administration services offered to a company whose director is a current director of our Company.

            Income taxes

No income taxes were payable in 2006 or in 2005, as a result of the operating losses recorded in previous years. During the year ended December 31, 2005, the Bingo.com, Inc. merged with its subsidiary Bingo.com, Ltd. in Anguilla, British West Indies. Anguilla is a zero tax jurisdiction and therefore accordingly, we have not booked an income tax benefit at December 31, 2006 and 2005. All losses incurred can be carried forward for seven years for Canadian income tax purposes.

            Net (loss) / income and (loss) / income per share

We ended the year with a net loss of ($313,836), a basic and diluted loss per share of ($0.01), compared to prior year's net income and income per share of $120,790 and $0.00, respectively. This increase in losses is primarily due to the provision for the uncertainty of collecting our funds held in First Curacao International Bank and certain payment processors and the expensing of stock options granted in accordance with SFAS No. 123R (revised 2004) Share-Based Payments.

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $521,203 and positive working capital of $475,824 at December 31, 2006. This compares to cash of $1,071,088 and positive working capital of $581,855 at December 31, 2005. This decrease in cash and working capital is primarily due to the provision for the uncertainty in collecting funds held at First Curacao International Bank and certain payment processors.

During the year ended December 31, 2006, we used cash of $582,033 in operating activities compared to using cash of $51,722 in the prior year. The increase in cash outflow from operating activities in 2006 is due to reduced profitability especially due to the Companies response to the United States Unlawful Internet Gambling Enforcement Act, whereby we sold our United States players and related assets.

Net cash generated by financing activities was $139,500 in the year ended December 31, 2006, which compares to cash generated of $1,063,544 in 2005. This decrease in cash generated is due to the cash raised in the private placement during the year ended December 31, 2005. The cash generated in the year ended December 31, 2006, relates to the exercise of employee stock options by the staff.

We used cash of $107,352 in investing activities in 2006, compared to using cash of $14,766 in the prior year. This increase in cash used in investing activities, was the acquisition of equipment, especially servers for operating the expanded business.

Our future capital requirements will depend on a number of factors, including costs associated with development of our Web portal, the success and acceptance of gaming operations and the possible acquisition of complementary businesses, products and technologies.

Subsequent to the year ended December 31, 2006, we completed a private placement offering of 6 million units at $0.25 per unit.  Total proceeds of the offering are $1.5 million.  Each unit consists of one common share and one half common share purchase warrant.  Each whole warrant is exercisable into one additional common share for a period of two years at an exercise price of $0.35 per share.  The warrants are non-transferable.

Audit Committee

Our audit committee is the Board of Directors. The audit committee meets regularly throughout the year and met with the independent auditors on March 30, 2007, and approved the financials statements for the year ended December 31, 2006.

ITEM 7. FINANCIAL STATEMENTS.

BINGO.COM, LTD.

(Formerly Bingo.com, Inc.)

Consolidated Financial Statements

Years ended December 31, 2006 and 2005

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

                                                                                    Email               info@uscpa.com

                                                                                    Internet           www.uspca.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Bingo.com, Ltd. and Subsidiaries

The Valley, Anguilla, B.W.I.

We have audited the accompanying consolidated balance sheets of Bingo.com, Ltd. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders equity (deficit) and cash flows for the years then ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bingo.com, Ltd. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Dohan and Company, CPA's

Miami, Florida

March 8, 2007

BINGO.COM, LTD.

Consolidated Balance Sheets

December 31,	2006	2005
Assets
Current assets:
Cash	$521,203	$1,071,088
Accounts receivable, less allowance for doubtful accounts $206,241 (2005 $nil) (Note 4)	218,876	166,540
Inventory	-	559
Prepaid expenses	168,864	102,040
Total Current Assets	908,943	1,340,227

Equipment, net (Note 5)	145,402	96,273

Other assets	30,287	17,310

Domain name rights and intangible assets (Note 6)	1,274,955	1,284,842

Deferred tax asset, less valuation allowance of $976,167 (2005 - $1,004,060) (Note 9)	-	-

Total Assets	$2,359,587	$2,738,652

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$359,806	$487,226
Accrued liabilities	56,936	64,657
Accounts payable and accrued liabilities - related party (Note 10)	16,377	71,237
Unearned revenue	-	135,252
Total Current Liabilities	433,119	758,372

Long-term loan payable - related party (Note 10)	1,457	9,403

Total Liabilities	434,576	767,775

Commitments (Note 8)

Stockholders' equity (Note 7):
Common stock, no par value, unlimited shares authorized, 27,640,553 shares issued and outstanding (December 31, 2005 - 26,775,903)	11,574,851	11,284,281
Stock options exercised - subscription shares	-	22,600
Accumulated deficit	(9,674,420)	(9,360,584)
Accumulated other comprehensive loss: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	1,925,011	1,970,877

Total Liabilities and Stockholders Equity	$2,359,587	$2,738,652

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD.

Consolidated Statements of Operations

Years ended December 31,	2006	2005

Advertising revenue	$149,696	$1,386,479
Gaming revenue	2,393,765	594,582
Total revenue	2,543,461	1,981,061

Cost of producing revenue	842,724	485,419

Gross profit	1,700,737	1,495,642

Operating expenses:
Depreciation and amortization	62,003	45,942
General and administrative	423,176	421,162
Provision for doubtful accounts	206,241	-
Salaries, wages, consultants and benefits	667,122	532,654
Stock based compensation	113,450	-
Selling and marketing	895,838	429,255
Total operating expenses	2,367,830	1,429,013

(Loss) income before other income (expense) and taxes	(667,093)	66,629

Other income (expense):
Foreign exchange losses	(7,334)	(25,296)
Gain on settlement of debt	158,574	60,482
Loss on disposal of equipment	(6,107)	(1,372)
Interest expense	-	(2,218)
Interest income	17,171	12,662
Other income	10,953	9,903
Profit from sale of US players and related assets (Note 3)	180,000	-

(Loss) income before income taxes	(313,836)	120,790

Income tax expense	-	-

Net (loss) income	$(313,836)	$120,790

Net (loss) income per common share, basic and diluted (Note 2)	$(0.01)	$0.00

Weighted average common shares outstanding, basic (Note 2)	27,275,700	26,066,441
Weighted average common shares outstanding, diluted (Note 2)	27,275,700	29,447,967

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD.

Consolidated Statements of Stockholders' Equity (Deficit)

Years ended December 31, 2006 and 2005

	Common stock				Accumulated Other Comprehensive loss
	Shares	Amount	Subscription shares	Accumulated (Deficit)	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2004	24,399,086	$ 10,095,698	-	$ (9,481,374)	$ 24,580	$ 638,904

Exercise of stock options	457,150	38,833	-	-	-	38,833

Private placement	1,339,667	1,004,750	-	-	-	1,004,750

Exercise of warrant "B"	580,000	145,000	-	-	-	145,000

Exercise of stock options - subscription shares	-		22,600			22,600

Net Income	-	-		120,790		120,790
Balance, December 31, 2005	26,775,903	$ 11,284,281	22,600	$ (9,360,584)	$ 24,580	$ 1,970,877

Issuance of shares - subscription shares	252,000	22,600	(22,600)	-	-	-

Exercise of stock options	612,650	147,446	-	-	-	147,446

Stock-based compensation	-	113,450	-	-	-	113,450

Issuance of consultant stock options	-	7,074	-	-	-	7,074

Net loss	-	-	-	(313,836)	-	(313,836)
Balance, December 31, 2006	27,640,553	$ 11,574,851	$ -	$ (9,674,420)	$ 24,580	$1,925,011

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD.

Consolidated Statements of Cash Flows

Years ended December 31,	2006	2005
Cash flows from operating activities:
Net (loss) income	$(313,836)	$120,790
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	62,003	45,942
Gain on settlement of debt	(158,574)	(60,482)
Loss on disposal of equipment	6,107	1,372
Stock-based compensation	113,450	-
Issuance of consultant stock option	7,074	-
Provision for doubtful accounts	206,241	-
Profit from the sale of US players and related assets	(180,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(258,577)	(109,952)
Prepaid expenses	(66,824)	(82,957)
Inventory	559	305
Other assets	(12,977)	(9,651)
Accounts payable and accrued liabilities	(31,427)	23,159
Unearned revenue	(135,252)	19,752
Net cash used in operating activities	(762,033)	(51,722)

Cash flows from investing activities:
Acquisition of equipment	(115,859)	(14,976)
Proceeds from sale of US players and related assets	180,000	-
Proceeds on disposal of equipment	8,507	210
Net cash provided by investing activities	72,648	(14,766)

Cash flows from financing activities:
Exercise of warrant "B"	-	145,000
Exercise of stock options	147,446	38,833
Exercise of stock options - subscription shares	-	22,600
Private placement	-	1,004,750
Repayment of loans and notes payable	(7,946)	(147,639)
Net cash provided by financing activities	139,500	1,063,544

Change in cash	(549,885)	997,056

Cash, beginning of year	1,071,088	74,032
Cash, end of year	$521,203	$1,071,088

Supplementary information:
Interest paid	$-	$2,218
Income taxes paid	$-	$-

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Years ended December 31, 2006 and 2005

1.      Introduction:

      Nature of business

Bingo.com, Ltd. (the "Company") was incorporated on January 12, 1987, under the laws of the State of Florida as Progressive General Lumber Corp. On January 22, 1999, the Company changed its name to Bingo.com, Inc. On April 7, 2005, Bingo.com, Inc. completed a merger with its wholly- owned subsidiary Bingo.com, Ltd. The surviving corporation of the merger is Bingo.com, Ltd. which is domiciled in Anguilla, British West Indies.  All of the outstanding common shares of Bingo.com, Ltd. were registered by Bingo.com, Inc. and Bingo.com, Ltd. under an S-4 registration statement dated March 3, 2005.  The S-4 registration statement became effective on March 8, 2005. The principal reason for Bingo.com, Inc.'s merger with its subsidiary Bingo.com, Ltd. was to facilitate Bingo.com, Inc.'s reincorporation under the International Business Companies Act of Anguilla, B.W.I. Anguilla, B.W.I. is a corporate tax- free jurisdiction.  Effective Thursday, April 7, 2005, the shares of Bingo.com, Ltd. began trading under the new ticker symbol "BNGOF".

The Company is in the business of providing games and entertainment based on the game of bingo through its internet portal, www.bingo.com and earns revenue from selling advertising and providing games of chance to its registered subscribers.

2.    Summary of significant accounting policies:

(a)     Basis of presentation:

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial statements include the accounts of the Company's wholly-owned subsidiaries, English Bay Office Management Limited (registered in Canada), Bingo.com N.V. (registered in Curacao, Netherlands Antilles), Bingo.com (Antigua) Inc., Bingo.com (Wyoming) Inc., Bingo Acquisition Corp and the 99% owned subsidiary, Bingo.com (UK) plc. (registered in the Untied Kingdom) All material intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Years ended December 31, 2006 and 2005

2.   Summary of significant accounting policies (Continued)

(c)   Revenue recognition:

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

(e)   Accounts receivable:

Trade and other accounts receivable are reported at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable includes receivables from payment processors and trade receivables from customers. The Company estimates doubtful accounts on an item-by-item basis and includes over-aged accounts as part of allowance for doubtful accounts, which are generally ones that are ninety-days overdue.  Bad debt expense, for the year ended December 31, 2006, was $211,258 (2005 - $2,560), including a provision for doubtful accounts of $206,241 (2005 - $nil).

(f)    Inventory:

Inventory is stated at the lower of cost or market value. It consists of products, such as t-shirts, which are sold from the Company's online store.

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Years ended December 31, 2006 and 2005

2.   Summary of significant accounting policies (Continued):

(g)   Equipment:

Equipment is recorded at cost less accumulated depreciation. Depreciation is provided for annually on the declining balance method over the following periods :

                        Equipment and computers                      3 years

                        Furniture and fixtures                             5 years

                        Leasehold improvements                        duration of the lease

Expenditures for maintenance and repairs are charged to expenses as incurred. Major improvements are capitalized. Gains and losses on disposition of equipment are included in income or expenses as realized.

(h)  Advertising:

The Company expenses the cost of advertising in the period in which the advertising space or airtime is used. Advertising costs charged to selling and marketing expenses in 2006 totaled $165,673 (2005 - $70,150).

(i)   Stock-based compensation:

Prior to January 1, 2006, the Company accounted for its employee stock option plans under the intrinsic value method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. As such, compensation expense under fixed term option plans is recorded at the date of grant only to the extent that the market value of the underlying stock at the date of grant exceeds the exercise price. Additionally, in periods prior to January 1, 2006, in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), since the Company has continued to apply the principles of APB 25 to employee stock compensation, pro forma loss and pro forma loss per share information has been presented as if the options had been valued at their fair values.  The Company recognizes compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received based upon the fair value of the services or equity instruments issued, whichever is more reliably determined. Stock compensation expense is recognized as the stock option is earned, which is generally over the vesting period of the underlying option.

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

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Years ended December 31, 2006 and 2005

2.   Summary of significant accounting policies (Continued):

(i)   Stock-based compensation: (Continued)

Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, an expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosures in prior periods. Had an expense been recognized using the fair value method described in SFAS 123 (R), using the Black-Scholes option-pricing model, we would have reported the following results of operations:

2005
Net income for the year - as reported	$120,790
Add: Total stock-based compensation expense included in net loss, as reported determined under APB 25, net of related tax effects	$-
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	$(149,332)
Net loss for the year - pro forma	$(28,542)
Basic net income (loss) per share - as reported	$0.00
Basic net loss per share - pro forma	$(0.00)
Weighted average fair value of options granted during the year	$0.39

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005
Expected dividend yield	-	-
Expected stock price volatility	52 - 175%	146 - 184%
Weighted average volatility	147%	157%
Risk-free interest rate	0.98 - 4.93%	0.98 - 3.19%
Expected life of options	2.5 - 3.56 years	2.5 - 3.56 years
Block discount applied	40%	40%

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

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Years ended December 31, 2006 and 2005

2.   Summary of significant accounting policies (Continued):

(j)      Impairment of long-lived assets and long-lived assets to be disposed of:

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

(l)      Net (loss) income per share:

Statement of Financial Accounting Standards No. 128, "Earnings per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if outstanding options or warrants were exercised and converted into common stock. In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalent because their inclusion would be anti-dilutive.

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Years ended December 31, 2006 and 2005

2.   Summary of significant accounting policies (Continued):

(l)  Net (loss) income per share:

The earnings per share data for the year ended December 31, 2006 and 2005 are summarized as follows:

	2006	2005
Net (loss) income for the year - as reported	$(313,836)	$120,790

Basic earnings per share weighted average number of common shares outstanding	27,275,700	26,066,441

Effect of dilutive securities
Stock Options	4,508,053	3,381,526

Diluted earnings per share weighted average number of common shares outstanding	31,783,753	29,447,967

(m)  Domain name and intangible assets:

The Company has capitalized the cost of the purchase of the domain name Bingo.com and was amortizing the cost over five years from the date of commencement of operations. In 2002, the Company suspended the amortization of the domain name cost in accordance with SFAS 142, where companies are no longer required to amortize indefinite life assets but instead test the indefinite intangible asset for impairment at least annually. The capitalized amount is based on the net present value of the minimum payments permitted under the terms of the purchase agreement. The domain name is tested for impairment by comparing the future cash flows of the domain name with its carrying value. The Company determined that no impairment existed for the years presented. The Company capitalized the cost of the email list as an intangible asset and is amortizing the cost over the life of the contract (five years).

(n)  New accounting pronouncements:

In July 2006, the FASB issued FASB Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, measurement and classification of income tax uncertainties, interest and penalties, and disclosure. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of required disclosures associated with any recorded income tax uncertainties. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings.  FIN 48 was effective

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Years ended December 31, 2006 and 2005

2.   Summary of significant accounting policies (Continued):

(n)  New accounting pronouncements: (Continued)

beginning in fiscal year 2007 and did not have a material effect on the Company's consolidated financial position, consolidated results of operations, or liquidity.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value while applying generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions based on market data obtained from independent sources and (2) the reporting entity's own assumptions developed based on unobservable inputs. The Company is still evaluating the impact of SFAS No. 157 on its financial statements, which is effective beginning in fiscal year 2008, but does not expect its adoption to have a material impact on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, " Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements " ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The provisions of SAB 108 were effective for the Company's fiscal year ending December 30, 2006. The adoption of SAB 108 did not have a material impact on the Company's consolidated financial statements.

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

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Years ended December 31, 2006 and 2005

3.   Sale of US players and related assets

Effective October 12, 2006, the Company, in response to the United States Unlawful Internet Gambling Enforcement Act, sold its United States players and related assets for $1,200,050, payable by the arms-length purchaser at a variable rate over the coming months. The Company will recognize the profit from the sale of these assets as and when payment is received. During the year ended December 31, 2006, the Company collected $180,000 in payment for these assets.

2006
Sale of US players and related assets	$1,200,050

Payments received	180,000

Balance remaining December 31, 2006	820,050

4.   Accounts Receivable

The accounts receivable as at December 31, 2006, is summarized as follows:

	2006	2005
Accounts receivable	$425,117	$166,540

Provision for doubtful accounts	(206,241)	-

Net Accounts receivable	218,876	166,540

The Company has provided $206,241 for doubtful accounts. These doubtful accounts relate, mostly, to funds held at the First Curacao International Bank, which has been placed under the control of the Central Bank of Curacao by the Court of the Netherlands Antilles. The Company has submitted all documents required by the Central Bank of Curacao to release its funds but, due to the uncertainty of collection, the Company has provided for these funds in full. In addition, the Company has provided for the possible inability to collect funds, held with certain payment processors, which have retained these funds in response to the passing of the United States Unlawful Internet Gambling Enforcement Act.

5.   Equipment:

2006	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$382,510	$260,523	$121,987
Furniture and fixtures	17,392	5,284	12,108
Leasehold improvements	12,546	1,239	11,307
	$412,448	$267,046	$145,402

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Years ended December 31, 2006 and 2005

5.   Equipment: (Continued)

2005	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$313,272	$224,139	$89,133
Furniture and fixtures	10,524	3,384	7,140
	$323,796	$227,523	$96,273

     Depreciation expense was $52,116 (2005 - $36,055) for the year ended December 31, 2006.

6.  Domain name rights and intangible asset:

The rights to use the domain name bingo.com were acquired in January of 1999 for a cash payment of $200,000 and the issuance of 500,000 shares of common stock of the Company at a value of $2.00 per share. The agreement was signed with Bingo, Inc., an unrelated party at the date of signing of the agreement. Under the terms of the agreement, the Company is required to make quarterly domain name purchase payments to the vendor based on 4% of annual gross revenue (as defined in the agreement), with total minimum payments of $1,100,000 in the first three years, including the initial cash payment, required over the 99 year period ended December 31, 2098. These minimum payment commitments were completed on June 30, 2002. During the year ended December 31, 2002, the agreement was amended so that the remaining domain name purchase payments to the vendor are made monthly, based on 4% of the preceding month's gross revenue. During the year ended December 31, 2006, expense payments of $101,659 (2005 - $79,260) were paid in accordance with the amended agreement.

Domain name rights have been capitalized on the balance sheet based on the present value of the future minimum royalty payments. In 2002, the Company suspended the amortization of the domain name in accordance with SFAS No. 142, where companies are no longer permitted to amortize indefinite life intangible assets.

The intangible asset consists of an email list of Games, Inc. The Company capitalized the cost of the legal settlement with Roger Ach, the Lottery Channel Inc. and Games, Inc., whereby the Company will receive free advertising on the Lottery Channel Inc. and Games, Inc. websites for a period of 5 years.

2006	Cost	Accumulated amortization	Net book Value

Domain name rights	$1,934,500	$677,259	$1,257,241
Intangible assets - email list	49,436	31,722	17,714
	$1,983,936	$708,981	$1,274,955

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Years ended December 31, 2006 and 2005

6.  Domain name rights and intangible asset: (Continued)

2005	Cost	Accumulated amortization	Net book Value

Domain name rights	$1,934,500	$677,259	$1,257,241
Intangible assets - email list	49,436	21,835	27,601
	$1,983,936	$699,094	$1,284,842

     Amortization expense was $9,887 (2005 - $9,887) for the year ended December 31, 2006.

7.   Stockholders' equity:

The holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company's ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.  The Company's common stock has a no par value per common stock.

(a)  Common stock issuances:

During the year ended December 31, 2006, the holders of stock options exercised their options for 612,650 shares for $147,446 at exercise prices ranging from $0.05 to $0.60 per share.

During the year ended December 31, 2005, the holders of stock options exercised their options for 252,000 shares for $22,600 at exercise prices ranging from $0.05 to $0.15 per share. These shares were issued during the year ended December 31, 2006.

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

Subsequent to the year ended December 31, 2006, the Company completed a private placement offering of 6 million units at $0.25 per unit.  Total proceeds of the offering are $1.5 million.  Each unit consists of one common share and one half common share purchase warrant.

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Years ended December 31, 2006 and 2005

7.   Stockholders' equity: (Continued)

Each whole warrant is exercisable into one additional common share of the Company for a period of two years at an exercise price of $0.35 per share.  The warrants are non-transferable.

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

As at December 31, 2006, there were a total of 992,000 stock options (2005 - 1,100,000 stock options) outstanding at exercise prices ranging from $0.05 to $0.15 per share. During the year ended December 31, 2006, the holders of the stock options exercised 108,000 of their options, issued under the 1999 plan, whose options prices ranged between $0.05 and $0.10. Of the options outstanding at December 31, 2006, a total of 92,000 (2005 - 200,000) were issued where 10% vests at the grant date, 15% one year following the grant date and 2% per month starting 13 months after the grant date.  A total of 35,000 (2005 - 99,000) of these common stock purchase options had vested at December 31, 2006.

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

As at December 31, 2006, there were a total of 3,225,000 stock options (2005 - 3,225,000 stock options) issued, of which 498,400 (2005 - 709,150) had been exercised during the year ended December 31, 2006. In addition, 252,000 shares of exercised options, which were exercised during the year ended December 31, 2005, were issued during the year ended December 31, 2006. Therefore as at December 31, 2006, there were 2,017,450 (2005 - 2,767,850) stock options outstanding at exercise prices ranging from $0.05 to $0.30 per share. Of the options outstanding at December 31, 2006, a total of 1,417,450 (2005 - 2,167,850) were issued where 10% vests at the grant date, 15% one year following the grant date and 2% per month starting 13 months after the grant date.  A total of 1,285,950 (2005 - 995,650) of these common stock purchase options had vested at December 31, 2006.

Subsequent to the year ended December 31, 2006, the holders of the stock options exercised 109,150 of their options, issued under the 2001 plan, whose options prices ranged between $0.05 and $0.10.

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Years ended December 31, 2006 and 2005

7.   Stockholders' equity: (Continued)

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

As at December 31, 2006, there were a total of 1,195,942 (2005 - 835,000) stock options outstanding at an exercise prices ranging between $0.60 and $0.91 per share. Of the options outstanding at December 31, 2006, a total of 933,750 were issued where 10% vests at the grant date, 15% one year following the grant date and 2% per month starting 13 months after the grant date.  A total of 515,042 of these common stock purchase options had vested at December 31, 2006.

A summary of stock option activity for the stock option plans for the years ended December 31, 2006 and 2005 are as follows:

	Number of shares	Weighted average exercise price
Outstanding, December 31, 2004	4,325,000	$0.12

Granted (including repriced options)	835,000	0.60
Exercised	(457,150)	0.09
Outstanding, December 31, 2005	4,702,850	$0.21

Granted (including repriced options)	367,192	0.91
Exercised in fiscal 2005, issued in fiscal 2006	(252,000)	0.09
Exercised	(612,650)	0.24

Outstanding, December 31, 2006	4,205,392	$0.27

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Years ended December 31, 2006 and 2005

7.   Stockholders' equity: (Continued)

The following table summarizes information concerning outstanding and exercisable stock options at December 31, 2006:

Range of exercise prices per share	Number outstanding	Number exercisable	Expiry date
$0.05	209,700	209,700	July 12, 2007
0.05	300,000	300,000	April 25, 2008
0.05	39,250	35,250	January 12, 2008
0.10	309,500	183,500	January 16, 2009
0.10	55,000	25,000	February 9, 2009
0.10	300,000	300,000	April 16, 2009
0.10	1,018,500	502,500	August 27, 2009
0.15	777,500	665,000	September 23, 2009
0.60	828,750	422,350	July 18, 2010
0.91	62,192	62,192	May 18, 2011
0.91	305,000	30,500	June 13, 2011
	4,205,392	2,735,992

During the years ended December 31, 2006, the Company recorded stock compensation expense of $113,450 (2005 - $nil) relating to the issuance of common stock purchase options to certain employees, officers, and directors of the Company in accordance with FASB 123.

 (c) Warrants:

Warrant "B"

During 2002, the Company issued a total of 580,000 stock purchase warrants in connection with the Debenture "B" financing described in note 5.  Each warrant allows the holder to purchase 1 common share at a price of $0.25 per share for a three year period from the date of issuance.  During the year ended December 31, 2005 the holders of warrant "B" elected to convert their warrants into shares. Bingo, Inc. held 200,000 of these warrants.

8.   Commitments:

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

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Years ended December 31, 2006 and 2005

8.   Commitments: (Continued)

 Minimum lease payments under these operating leases are approximately as follows:

2007	$64,637
2008	60,572
2009	59,916
2010	44,937

The Company paid rent expense totaling $57,942 for the year ended December 31, 2006 (2005 - $35,972).

9.   Income taxes:

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

	2006	2005
Computed "expected" tax (expense) benefit	$106,704	$(41,068)
Increase (reduction) in income taxes resulting from income taxes in other tax jurisdictions	(108,566)	(149,614)
Other	3,001	14,445
Change in taxation rates in other tax jurisdictions	-	-
Change in exchange rates	(29,031)	195,933
Merger of Bingo.com, Inc. with Bingo.com Ltd.	-	(2,156,361)
Change in valuation allowance	27,892	2,136,665
	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below:

	2006	2005
Deferred tax assets:
Net operating loss carry forwards	$976,168	$1,004,060

Valuation Allowance	(976,168)	(1,004,060)
	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2006 and 2005, was $976,168 and $1,004,060, respectively.  The net change in the total valuation allowance for the years ended December 31, 2006 and 2005, was a decrease of $27,892 and $2,136,665, respectively.

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Years ended December 31, 2006 and 2005

9.   Income taxes: (Continued)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in assessing the realizability of deferred tax assets.  In order to fully realize the deferred tax asset attributable to net operating loss carryforwards, the Company will need to generate future taxable income of approximately $3,080,000 in Canada prior to the expiration of the net operating loss carryforwards. These net operating loss carryforwards begin expiring in 2007 in Canada.

10. Related party transactions:

The Company has received a loan of $1,457 (2005 - $9,403) from a current director and officer at December 31, 2006. This loan has no fixed repayment terms and is non-interest bearing. The proceeds of this loan have been used to fund ongoing working capital requirements.

In addition, the Company has a liability for $2,163 (2005 - $52,946) to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by a current director and officer of the Company.

Payments made to Bingo, Inc. in relation to the domain name purchase payment totaled $101,659 during the year ended December 31, 2006 (2005 - $79,260).

A current director and officer of the Company, is the potential beneficiary of various discretionary trusts that hold approximately 80% of the shares of Bingo, Inc. Bingo, Inc. was issued a total of 200,000 common stock purchase warrants in connection with the Debenture "B".  These warrants were exercisable at a price of $0.25 per share for a period of three years from the date of issuance (July 2, 2002) of Debenture "B". During the year ended December 31, 2005, Bingo, Inc. elected to convert these warrants into share of the Company.

      The Company supplied administration services of $3,281 (2005 - $9,903) to a company whose director is acurrent director and officer of the Company. In addition, the Company incurred administrative expenses in connection with this related company and as at December 31, 2006, there was a receivable balance of $12,808 (2005 - $32,303).

11. Segmented information:

The Company operates in one reportable business segment, the business of providing games and entertainment based on the game of bingo through its internet portal, bingo.com, supported mainly by receiving deposits for the games for money and selling advertising on the website.  The revenue for the year ended December 31, 2006, has been derived primarily from receiving deposits for the games for money whereas in the year ended December 31, 2005, the revenue was mainly derived from advertising business in the United States of America.

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Years ended December 31, 2006 and 2005

11. Segmented information: (Continued)

      Equipment

The Company's equipment is located as follows:

Net Book Value	2006	2005

Canada	$68,932	$38,572
Curacao, Netherlands Antilles	76,470	57,701
	$145,402	$96,273

12. Concentrations

      Major customers

For the year ended December 31, 2006, there is no single player on the gaming site who had wagered more than 10% of the total gaming revenue. The Company is reliant on various payment processors who process funds players have wagered on the gaming site. For the year ended December 31, 2006, there were three processors each receiving funds of  $1,496,543, $264,215 and $240,733 respectively who processed amounts more than 10% of the total funds wagered on the gaming site.

For the year ended December 31, 2005, there is no single player on the gaming site who had wagered more than 10% of the total gaming revenue. The Company is reliant on various payment processors who process funds players have wagered on the gaming site. For the year ended December 31, 2005, there were two processors each receiving funds of  $518,585 and $216,207 respectively who processed amounts more than 10% of the total funds wagered on the gaming site.

During the year ended December 31, 2006, the Company suspended the majority of advertising sales. Therefore there was no advertising sales representing more than 10% of the total sales.

During the year ended December 31, 2005, the Company had concentrations with respect to the volume of advertising business conducted with several major customers. For the year ended December 31, 2005, the Company made advertising sales of $457,050, and $212,150 to two customers, which were in excess of 10% of total sales. These customers to whom advertising sales represent more than 10% of the total sales, are agencies which represent multiple advertising customers who advertise on the Company's website.

13. Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at a single financial institution. The Company had cash balances of $521,203 (2005 - $1,071,088) as of December 31, 2006, which are in excess of federeal insured limit.

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Years ended December 31, 2006 and 2005

13. Concentrations of Credit Risk: (Continued)

As of December 31, 2006, the Company had $139,774 (2005 - $712,314), in excess of federally insured limits.

The Company has concentrations of credit risk with respect to accounts receivable, as large amounts of its accounts receivable are concentrated geographically in Canada, Ireland, Israel, the United States and the United Kingdom amongst a small number of customers.

As of December 31, 2006, three customers, totaling $49,206, $39,576 and $34,804 who accounted for greater than 10% of the total accounts receivable.  As of December 31, 2005, four customers, totaling $44,014, $27,704, $25,588 and $23,997 who accounted for greater than 10% of the total accounts receivable.

The Company controls credit risk through monitoring procedures and receiving prepayments of cash for services rendered.  The Company performs credit evaluations of it customers but generally does not require collateral to secure accounts receivable.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the year ended December 31, 2006, there were no changes or disagreements on accounting and financial disclosure with the accountants, Dohan and Company, CPA's, P.A.

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

(c)        Changes in internal controls.

There were no significant changes in our internal controls or other factors that could significantly affect our internal controls during the year ended December 31, 2006, and to the date of filing this annual report.

ITEM 8B - OTHER INFORMATION

None

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers as of the date of this Report are as follows:

Name

Age

Position

T. M. Williams	66	President and Chief Executive Officer and Chairman of our Board of Directors
H. W. Bromley	37	Chief Financial Officer

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

P. A. Crossgrove Effective September 29, 2006, for personal reasons, Mr Crossgrove retired from the Board of Directors.

COMPOSITION OF OUR BOARD OF DIRECTORS

We currently have one director. All directors currently hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Our officers are appointed annually by the Board of Directors and hold office until their successors are appointed and qualified. Pursuant to the Company's by-laws, the number of directors shall be increased or decreased from time to time by resolution of the Board of Directors or the shareholders. There are no family relationships between any of the officers and directors of the Company.

COMMITTEES OF OUR BOARD OF DIRECTORS

We currently do not have any committees of our Board of Directors. The full Board of Directors fulfills the role of the Audit Committee, and meets quarterly to review and approve the quarterly financial statements and to discuss the affairs of the company with the auditors.

BOARD OF DIRECTORS MEETINGS

Our Board of Directors met in person once during the last fiscal year on May 9, 2006, and it regularly approves all actions required by consent resolutions. The Board also meets regularly by telephone and met 4 times in 2006, before the retirement of Mr P. A. Crossgrove.

CODE OF ETHICS

On December 21, 2006, the Board of Directors of Bingo.com, Ltd. (the "Board") adopted a new Code of Business Conduct and Ethics (the "Code"), which applies to the Company's directors, officers and employees. The Code was adopted to further strengthen the Company's internal compliance program. The Code addresses among other things, honesty and integrity, fair dealing, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, and administration of the code. The code is available at the Company's website at http://www.bingo.com/corp/governance.php in the Corporate section under Corporate Governance. A copy of our Code of Ethics is available upon request at no charge to any shareholder.

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

ITEM 10.  EXECUTIVE COMPENSATION

The following table describes the compensation we paid to our Chief Executive Officer (the "Named Executive Officer").

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-term Compensation
Name and Principal Position	Year	Fees	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options /	All Other Compensation
		$	$	$	$	SARs (#)	$
T.M. Williams -	2006	9,075	-	-	-	25,000	-
President and CEO (1)	2005	25,301	-	-	-	100,000	-
CEO (1)	2004	29,227	-	-	-	450,000	-

(1)  All of the compensation paid to the Named Executive Officer is paid to T.M. Williams (Row), Ltd. for the services of Mr. T. M. Williams.  See additional discussion in Employment Arrangements section of Item 11 of this report.

OPTION GRANTS IN THE LAST FISCAL YEAR

During the fiscal year ended December 31, 2006, we granted to Mr. Williams, Mr. Crossgrove and Mr. Bromley stock options to purchase a total of 25,000 shares each of our common stock at an exercise price of $0.91 per share until June 13, 2011.  242,000 stock options were exercised by one of our executive officers during the fiscal year ended December 31, 2005, however the shares were only issued during the year ended December 31, 2006. 300,000 stock options were exercised by our executive officers during the fiscal year ended December 31, 2006.

STOCK OPTION PLANS

Our 1999 Stock Option Plan has a total of 1,895,000 shares of our common stock reserved for issuance upon exercises of options under the plan. As of December 31, 2006, options to purchase a total 992,000 shares remained outstanding at exercise prices ranging from $0.05 to $0.15 per share. Options to purchase 795,000 shares remained available for future grant under the 1999 Stock Option Plan.

Our 2001 Stock Option Plan has a total of 5,424,726 shares of our common stock reserved for issuance upon exercises of options under the plan. As at December 31, 2006, there were a total of 3,225,000 stock options with exercise prices ranging from $0.05 to $0.15 per share issued, of which 498,400 options were exercised during the year ended December 31, 2006. In addition, 252,000 shares of exercised options, which were exercised during the year ended December 31, 2005, were issued during the year ended December 31, 2006. Options to purchase 2,199,726 shares remained available for future grant under the 2001 Stock Option Plan as at December 31, 2006.

During the year ended December 31, 2005, the Company's Board of Directors adopted the 2005 stock option plan. The plan was approved by the shareholders at the Annual general meeting held during the year ended December 31, 2005. The Company has reserved a total of 2,000,000 common shares for issuance under the 2005 stock option plan. As at December 31, 2006, there were a total of 1,195,942 stock options outstanding at an exercise price ranging between $0.60 and $0.91 per share. Options to purchase 797,808 shares remained available for future grant under the 2005 Stock Option Plan as at December 31, 2006.

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

The term of the amended Williams Agreement is for a period of one year, unless terminated sooner by any of the parties under the terms and conditions contained in the amended Williams Agreement. If the amended Williams Agreement is not terminated by any of the parties, the term may be renewed for a further one year period at the option of T.M. Williams (Row), Ltd., on substantially the same terms and conditions, by giving three months notice in writing to the Company. The agreement was renewed for a further one year period on August 1, 2006, on substantially the same terms and conditions. We will pay to T.M. Williams (Row), Ltd., 10% of the operating profit of the Company, as defined in the amendment, to a maximum of $25,000 per month, in arrears, during the duration of the amended Williams Agreement, as consideration for the provision of the services of Mr. Williams as President and Chief Executive Officer of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of April 2, 2007, by:

-     each person known by us to beneficially own 5% or more of our outstanding common stock;

-     each of our directors;

-     each of the Named Executive Officers; and

-     all of our directors and Named Executive Officers as a group.

In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or direct the disposition of such security. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or debentures held by that person that are currently exercisable or convertible or exercisable or convertible within 60 days of April 2, 2007, are deemed outstanding.

Percentage of beneficial ownership is based upon 33,749,703 shares of common stock outstanding at April 2, 2007. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
T. M. Williams 203 Shakespeare Tower The Barbican London, EC2Y 8DR United Kingdom	3,159,858	(1)	8%

Henry Bromley Suite 301 499 Broughton Street Vancouver BC V6G 3K1 Canada	802,500	(2)	2%

All directors and Named Executive Officers as a group (2 persons)	3,962,358		10%

Bingo, Inc. P.O. Box 727, Landsome Road The Valley, Anguilla, B.W.I.	12,896,831	(3)	31%
Praetorian Capital Management LLC 119 Washington Avenue, Suite 600 Miami Beach, FL 33139 United States of America	8,600,000	(4)	27%

(1) Includes 150,000 shares of common stock that may be issued upon the exercise of 150,000 stock purchase options with an exercise price of $0.05 per share, 150,000 shares of common stock that may be issued upon the exercise of 150,000 stock purchase options with an exercise price of $0.10 per share, 300,000 shares of common stock that may be issued upon the exercise of 300,000 stock purchase options with an exercise price of $0.15 per share, 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.60 per share, 25,000 shares of common stock that may be issued upon the exercise of 25,000 stock purchase options with an exercise price of $0.91 per share and 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.33 per share. Also includes 2,134,858 shares held directly by Mr. Williams and 200,000 shares of common stock that may be issued upon the exercise of 200,000 warrants with an exercise price of $0.35 per share.  Mr. Williams is the potential beneficiary of certain discretionary trusts that hold approximately 80% of the shares of a private holding company.  If 80% of the shares of common stock beneficially owned by the private holding company are included here, Mr. William's beneficial ownership changes to 12,707,323 shares, representing 40% of the Class.

(2) Includes 25,500 shares of common stock that may be issued upon the exercise of 25,5000 stock purchase options with an exercise price of $0.05 per share, 55,000 shares of common stock that may be issued upon the exercise of 55,000 stock purchase options with an exercise price of $0.10 per share, 177,500 shares of common stock that may be issued upon the exercise of 177,500 stock purchase options with an exercise price of $0.15 per share, 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.60 per share, 25,000 shares of common stock that may be issued upon the exercise of 25,000 stock purchase options with an exercise price of $0.91 per share and 175,000 shares of common stock that may be issued upon the exercise of 175,000 stock purchase options with an exercise price of $0.33 per share.  Also includes 244,500 shares held directly by Mr. Bromley.

(3)  Includes 12,896,831 shares held directly by Bingo, Inc., a private holding company.

(4)  Includes 3,000,000 shares held directly by Praetorian Capital Management LLC a private company and 5,600,000 held by a subsidiary of Praetorian Capital Management LLC. In addition, a subsidiary of Praetorian Capital Management LLC holds 2,800,000 shares of common stock that may be issued upon the exercise of 2,800,000 warrants with an exercise price of $0.35 per share.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have received a loan of $1,457 (2005 - $9,403) from a current director and officer at December 31, 2006. This loan has no fixed repayment terms and is non-interest bearing. The proceeds of this loan have been used by us to fund ongoing working capital requirements.

In addition we have a liability for $2,163 (2005 - $52,946) to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by a current director and officer of the Company.

Payments made to Bingo, Inc. in relation to the domain name purchase payment totaled $101,659 during the year ended December 31, 2006. (2005 - $79,260).

A current director and officer of the Company, is the potential beneficiary of various discretionary trusts that hold approximately 80% of the shares of Bingo, Inc. Bingo, Inc. was issued a total of 200,000 common stock purchase warrants in connection with the Debenture "B".  These warrants were exercisable at a price of $0.25 per share for a period of three years from the date of issuance (July 2, 2002) of Debenture "B". During the year ended December 31, 2005, Bingo, Inc. elected to convert these warrants into share of the Company.

The Company supplied administration services of $3,281 (2005 - $9,903) to a company whose director is acurrent director and officer of our Company. In addition, the Company incurred administrative expenses in connection with this related company and as at December 31, 2006, there was a receivable balance of $12,808 (2005 - $32,303).

ITEMS 13.  EXHIBITS

The exhibits required by Item 601 of Regulation S-B are listed in the accompanying Exhibit Index at the end of this report.  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB has been identified.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended December 31, 2006, the Company incurred fees of $55,846 (2005 - $44,291) from the principal accountant - Dohan and Company, CPA's, P.A. $55,846 of these fees related to audit fees (2005 - $41,911). For the year ended December 31, 2005, the Company incurred other fees of $2,380, in relation to the merger between Bingo.com, Inc. and its wholly-owned subsidiary Bingo.com, Ltd.

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

Approximately eighty-eight percent of the hours expended on the principal accountant's engagement to audit our financial statements were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.  The principal accountant reviewed all work done by such individuals.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BINGO.COM, LTD.

By:       "/s/ T. M. Williams"

T. M. Williams

President and Chief Executive Officer

Date:    April 2, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.:

Signature	Title	Date

By:       "/s/ T. M. Williams"                President and Chief                               April 2, 2007

T. M. Williams                         Executive Officer and

Director (Principal

                                                Executive Officer)

By:       "/s/ H. W. Bromley"                Chief Financial Officer                            April  2, 2007

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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of December 31, 2006, covered by this annual report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed :  "/s/ T. M.  Williams"                                                       Date : April 2, 2007

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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of December 31, 2006, covered by this annual report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed :  "/s/ H. W. Bromley"                                                     Date : April 2, 2007

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

 CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Bingo.com, Ltd. (the "Company") on Form 10-KSB for the period ended December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, T. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

a)    The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

b)   The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                            " /s/ T.M. Williams"

                                                            T. M. Williams

                                                            President and Chief Executive Officer

                                                                        April 2, 2007

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

 CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Bingo.com, Ltd. (the "Company") on Form 10-KSB for the period ended December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

a)     The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

b)    The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                            "/s/ H. W. Bromley"

                                                            H. W. Bromley

                                                            Chief Financial Officer

                                                                        April 2, 2007

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT LIST

The following instruments are included as exhibits to this Report.  Exhibits incorporated by reference are so indicated.

Exhibit Number	Description
4.4	Convertible Debenture between the Company and unrelated parties dated July 2, 2002. (b)
4.5	Common Stock Purchase Warrant between the Company and unrelated parties dated July 2, 2002. (b)
10.2	Asset Purchase Agreement by and between Bingo, Inc. and Progressive Lumber, Corp. dated January 18, 1999. (a)
10.24	Amended Consulting Agreement dated February 28, 2002, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (c)
10.28	Share Purchase agreement between T.M. Williams and Bingo.com, Inc. for the purchase of shares in Bingo.com (UK) plc. dated August 15, 2002. (b)
10.29	Amendment of Asset Purchase Agreement dated July 1, 2002. (d)
10.32	Code of Business Conduct and Ethics dated December 22, 2006. (e)
31.1	Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated April 2, 2007.
31.2	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated April 2, 2007.
32.1	Certification from the Chief Executive Officer of Bingo.com, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 2, 2007.
32.2	Certification from the Chief Financial Officer of Bingo.com, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 2, 2007.

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

(e) Previously filed with the Company's report on Form 8-K on December 26, 2006.