Form 10QSB
period 2007-03-31
BINGO.COM LTD.
filed 2007-05-15
CIK 1318482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-QSB

(Mark one)

[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(264) 461-2646

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                         Yes [ X ]      No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer's common stock, no par value per share, was 33,749,703 as of May 15, 2007.
Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

BINGO.COM, LTD.

QUARTERLY REPORT ON FORM 10-QSB

FOR THE PERIOD ENDED MARCH 31, 2007

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements.

BINGO.COM, LTD.

Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$1,708,159	$521,203
Accounts receivable less allowance for doubtful accounts of $206,241 (December 31, 2006 $206,241)	160,410	218,876
Prepaid expenses	154,319	168,864
Total Current Assets	2,022,888	908,943

Equipment, net	138,186	145,402

Other assets	38,956	30,287

Domain name rights and intangible assets	1,272,484	1,274,955

Deferred tax asset, less valuation allowance of $1,001,635 (December 31, 2006 - $976,167) (Note 5)	-	-

Total Assets	$3,472,514	$2,359,587

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$233,477	$359,806
Accrued liabilities	83,403	56,936
Accounts payable and accrued liabilities - related party (Note 6)	16,816	16,377
Total Current Liabilities	333,696	433,119

Long-term liabilities
Loan payable - related party (Note 6)	-	1,457

Total Liabilities	333,696	434,576

Commitments (Note 4)

Stockholders' equity (Note 3):
Common stock, no par value, unlimited shares authorized, 33,749,703 shares issued and outstanding (December 31, 2006 - 27,640,553)	13,117,625	11,574,851
Accumulated deficit	(10,003,387)	(9,674,420)
Accumulated other comprehensive loss: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	3,138,818	1,925,011

Total Liabilities and Stockholders' Equity	$3,472,514	$2,359,587

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD.

Consolidated Statements of Operations

Three Months Ended March 31, 2007 and 2006

(Unaudited)

	2007	2006

Advertising revenue	$6,300	$116,046
Gaming revenue	-	593,965
Total revenue	6,300	710,011

Cost of producing revenue	30,330	209,319

Gross (loss) profit	(24,030)	500,692

Operating expenses:
Depreciation and amortization	13,919	10,340
General and administrative	97,340	93,254
Salaries, wages, consultants and benefits	168,917	188,916
Selling and marketing	61,126	199,190
Stock-based compensation	30,087	22,934
Total operating expenses	371,389	514,634

Loss before other income (expense) and income taxes	(395,419)	(13,942)

Other income (expense):
Foreign exchange losses	(11,363)	(1,637)
Gain on resolution of debt	32,697	30,241
Interest income	1,133	3,144
Other income	3,985	788
Profit from sale of US players and related assets (Note 2)	40,000	-

(Loss) income before income taxes	(328,967)	18,594

Income tax expense	-	-

Net (loss) income	$(328,967)	$18,594

Net (loss) income per common share, basic and diluted	$(0.01)	$0.00

Weighted average common shares outstanding, basic	29,393,291	26,783,903
Weighted average common shares outstanding, diluted	29,393,291	30,165,429

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD.

Consolidated Statements of Stockholders' Equity

For the period ended March 31, 2007

(Unaudited)

	Common stock			Accumulated Other Comprehensive loss
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity (Deficit)
Balance, December 31, 2006	27,640,553	$ 11,574,851	$ (9,674,420)	$ 24,580	$1,925,011

Private placement	6,000,000	1,500,000	-	-	1,500,000

Exercise of stock options	109,150	9,858	-	-	9,858

Stock-based compensation	-	30,087	-	-	30,087

Issuance of consultant stock options	-	2,829	-	-	2,829

Net loss	-	-	(328,967)		(328,967)
Balance, March 31, 2007	33,749,703	$ 13,117,625	$ (10,003,387)	$ 24,580	$ 3,138,818

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2007 and 2006

(Unaudited)

	2007	2006
Cash flows from operating activities:
Net (loss) income	$(328,967)	$18,594
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	13,919	10,340
Gain on resolution of debt	(32,697)	(30,241)
Stock-based compensation	30,087	22,934
Issuance of consultant stock option	2,829	-
Profit from the sale of US players and related assets	(40,000)	-
Changes in operating assets and liabilities:
Accounts receivable	58,466	(45,147)
Prepaid expenses	14,545	(4,324)
Inventory	-	(1,237)
Other assets	(8,669)	2,525
Accounts payable and accrued liabilities	(66,726)	85,524
Unearned revenue	-	(89,481)
Net cash used in operating activities	(357,213)	(30,513)

Cash flows from investing activities:
Acquisition of equipment	(4,344)	(44,352)
Proceeds from sale of US players and related assets	40,000	-
Proceeds on disposal of equipment	112	-
Net cash provided by (used in) investing activities	35,768	(44,352)

Cash flows from financing activities:
Exercise of stock options	9,858	8,575
Private placement	1,500,000
Repayment of loans and notes payable	(1,457)	(7,102)
Net cash provided by financing activities	1,508,401	1,473

Change in cash	1,186,956	(73,392)

Cash, beginning of period	521,203	1,071,088
Cash, end of period	$1,708,159	$997,696

Supplementary information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Three months ended March 31, 2007 and 2006

(Unaudited)

1.        Basis of Presentation:

The accompanying unaudited financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations.  In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented.  All adjustments are of a normal recurring nature, except as otherwise noted below.  These financial statements should be read in conjunction with Bingo.com, Ltd.'s (the "Company") audited consolidated financial statements and notes thereto for the year ended December 31, 2006, included in the Company's Annual Report on Form 10-KSB, filed April 2, 2007, with the Securities and Exchange Commission.  The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

During the quarter ended march 31, 2006, the Company incorporated a fully owned subsidiary Bingo.com Services Limited. Bingo.com Services Limited is incorporated under the laws of England and Wales.

Certain comparative figures have been reclassified to conform to the presentation adopted in the current period.

2.   Sale of US players and related assets

Effective October 12, 2006, in response to the United States Unlawful Internet Gambling Enforcement Act, the Company sold its United States players and related assets for $1,200,050, payable by the arms-length purchaser at a variable rate over the coming months. The Company will recognize the profit from the sale of these assets as and when payment is received. During the fourth quarter ended December 31, 2006, the Company collected $180,000 in payment for these assets, with a further collection of $40,000 for the quarter ended March 31, 2007.

Amount
Sale of US players and related assets	$1,200,050

Payments received, fourth quarter fiscal 2006	(180,000)

Balance December 31, 2006	1,020,050

Payments received during the period	(40,000)

Balance remaining March 31, 2007	$980,050

3.       Stockholder's Equity:

During the quarter ended March 31, 2007, Bingo.com, Ltd. completed a private placement offering of 6 million units at $0.25 per unit.  Total proceeds of the offering are $1.5 million.  Each unit consists of one common share and one half common share purchase warrant.

Each whole warrant is exercisable into one additional common share of the Company for a period of two years at an exercise price of $0.35 per share.  The warrants are non-transferable.

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Three months ended March 31, 2007 and 2006

(Unaudited)

3. Stockholder's Equity: (Continued)

During the quarter ended March 31, 2007, the holders of stock options exercised their options for 109,150 shares for $9,857 at exercise prices ranging from $0.05 to $0.10 per share.

During the quarter ended March 31, 2007, the Company granted 865,000 stock options at exercise prices ranging from $0.27 to $0.33 per share.

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

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months ended March 31, 2007	Three Months ended March 31, 2006
Expected dividend yield	-	-
Expected stock price volatility	90 - 91%	148 - 174%
Weighted average volatility	91%	155%
Risk-free interest rate	4.45 - 4.52%	0.98 - 3.19%
Expected life of options	2.5 - 5 years	2.5 - 3.56 years
Block discount applied	40%	40%

The block discount applied was due to the illiquidity of shares.

4.   Commitments:

The Company leases office facilities in Vancouver, British Columbia, Canada and The Valley, Anguilla, British West Indies. These office facilities are leased under a operating lease agreements. The Canadian operating lease agreement expires on September 30, 2010.  The Anguillian operating lease expires on September 30, 2008.

Minimum lease payments under these operating leases are approximately as follows:

2007	$48,897
2008	61,101
2009	60,461
2010	45,345

The Company paid rent expense totaling $14,926 for the quarter ended March 31, 2007 (March 31, 2006 - $12,100).

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Three months ended March 31, 2007 and 2006

(Unaudited)

5.    Income Taxes

The computed benefit / expense differed from the amounts computed by applying the United States of America federal income tax rate of 34 percent and various other rates for other jurisdictions to the pretax income / losses from operations as a result of the following:

March 31, 2007
Three Months
Computed "expected" tax expense	$111,849
Increase in income taxes resulting from income taxes in other tax jurisdictions	(28,941)
Other	(723)
Change in exchange rates	(56,718)
Change in valuation allowance	25,467
$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2007, and December 31, 2006, are presented below:

	March 31, 2007	December 31, 2006
Deferred tax assets:
Net operating loss carry forwards	$1,001,635	$976,168

Valuation Allowance	(1,001,635)	(976,168)
	$-	$-

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

6.    Related Party Transactions

The Company has a liability of $2,351 (December 31, 2006 - $2,163), to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by the current director and officer of the Company.

Payments made to Bingo, Inc. in relation to the domain name purchase payment totaled $252 during the quarter ended March 31, 2007 (Quarter ended March 31, 2006 - $28,320).

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Three months ended March 31, 2007 and 2006

(Unaudited)

6.    Related Party Transactions (Continued)

During the quarter ended March 31, 2007, the Company supplied administration services of $606 (March 31, 2006 - $788) to a company whose director is a current director and officer of the Company. In addition, the Company incurred administrative expenses in connection with this related company and as at March 31, 2007, there was a receivable balance of $19,724 (December 31, 2006 - $12,808).

7.        Segmented information:

The Company operates in one reportable business segment, the business of providing games and entertainment based on the game of bingo through its internet portal, bingo.com, supported mainly by receiving deposits for the games for money and selling advertising on the website.  The revenue for the year ended March 31, 2007, has been derived primarily from advertising business whereas in the year ended December 31, 2006, the revenue was mainly derived from receiving deposits for the games for money.

8.          Concentrations

            Major customers

The Company has concentrations with respect to the volume of business conducted with several major customers.  For the period ended March 31, 2007, there were no sales to customers, which were in excess of 10% of total sales.

            Equipment

The Company's equipment is located as follows:

Net Book Value	March 31, 2007	December 31, 2006

Canada	$68,088	$68,932
Curacao, Netherlands Antilles	70,098	76,470
	$138,186	$145,402

9.       Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at a single financial institution.  The Company had cash balances of $1,708,159 (December 31, 2006 - $521,203) as of March 31, 2007, which are in excess of federally insured limit.

As of March 31, 2007, the Company had $1,343,686 (December 31, 2006 - $139,774), in excess of federally insured limits.

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Three months ended March 31, 2007 and 2006

(Unaudited)

9.       Concentrations of Credit Risk: (Continued)

The Company has concentrations of credit risk with respect to accounts receivable, as large amounts of its accounts receivable are concentrated geographically in Canada, Ireland, Israel, the United States and the United Kingdom amongst a small number of customers.

As of March 31, 2007, four customers totaling $61,887, $27,046, $26,439, and $19,724, who accounted for total accounts receivable greater than 10%. As of December 31, 2006, three customers, totaling $49,206, $39,576 and $34,804 who accounted for greater than 10% of the total accounts receivable.

The Company controls credit risk through monitoring procedures and receiving prepayments of cash for services rendered.  The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable.

ITEM 2.            Management's Discussion and Analysis or Plan of Operation

The following Management's Discussion and Analysis or Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below.  Bingo.com, Ltd.'s (the "Company", "we", or "us") actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and the Management Discussion and Analysis or plan of Operations included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

FORWARD LOOKING STATEMENTS

All statements contained in this Quarterly Report on Form 10-QSB and the documents incorporated herein by reference, as well as statements made in press releases and oral statements that may be made by us or by officers, directors or employees acting on our behalf, that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Readers should consider statements that include the terms "believe," "belief," "expect," "plan," "anticipate," "intend" or the like to be uncertain and forward-looking. In addition, all statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin, anticipated expense levels and liquidity and capital resources, constitute forward-looking statements. Particular attention should be paid to the facts of our limited operating history, the unpredictability of our future revenues, our need for and the availability of capital resources, the evolving nature of our business model, and the risks associated with systems development, management of growth and business expansion.  Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear.  Readers should consider the risks more fully described in our Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission (the "SEC") and should not place undue reliance on any forward-looking statements.

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

We have made a significant investment in the development of our website, purchase of domain name, branding, marketing, and maintaining operations.  As a result we have incurred significant losses since inception, and as of March 31, 2007, had an accumulated deficit of $10,003,387.

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

We launched the United Kingdom focused website during the second quarter of 2007.

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

Revenue recognition:

The Company generates the majority of its revenue from gaming revenue. Gaming revenues have been recognized on the basis of total dollars wagered on all games less all winnings payable to players.

Advertising revenues have been recognized as the advertising campaign or impressions and clicks are made on the website and when collection of the amounts are reasonably assured. Cash received in advance of the advertising campaigns or impressions and clicks are recorded under unearned revenue.

Impairment of long-lived assets and long-lived assets to be disposed of:

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets". As of March 31, 2007, the only long-lived assets reported on the Company's consolidated balance sheet are equipment, intangible assets and domain name rights.  These provisions require that long-lived assets and certain identifiable recorded intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell.

RESULTS OF OPERATIONS

            Revenue

Total revenue decreased to $6,300 for the quarter ended March 31, 2007, a decrease from revenue of $710,011 for the same period in the prior year and a decrease from revenue of $103,630 in the fourth quarter of 2006. Effective October 12, 2006, in response to the United States Unlawful Internet Gambling Enforcement Act of 2006 we sold our US players and related assets to an unrelated company. We had no Gaming Revenue in the quarter ended March 31, 2007, compared to Gaming Revenue of $593,965 in the first quarter of 2006 and $94,780 in the fourth quarter of 2006 for this reason.  We earned advertising revenue of $6,300 in the quarter ended March 31, 2007, a decrease from advertising revenue of $116,046 in the first quarter of 2006 and a decrease of 29% from advertising revenue of $8,850 in the fourth quarter of 2006.  This decrease is due to Management's decision, in the first quarter of 2006, to suspend the sale of advertising available to third parties in order to increase the traffic to our own cash bingo Website.

Cost of revenue

We recorded cost of revenue of $30,330 during the quarter ended March 31, 2007, a decrease compared to costs of $209,319 for the same period in the prior year and a decrease of 18% over costs of $37,072 in the fourth quarter of 2006.  The gross margin decreased for the quarter ended March 31, 2007, compared to 71% gross margin in the first quarter of 2006 and 64% gross margin in the fourth quarter of 2006. Cost of revenue consists of commissions paid on the sale of advertising, the cost of hosting the website, payment processing fees in relation to deposits from our players, software license fees, and the domain name purchase payments. The decrease in cost of revenue, compared to the first and fourth quarter of 2006, is due to the sale of our US players during the fourth quarter of 2006.

            Sales and marketing expenses

Sales and marketing expenses decreased to $61,126 for the quarter ended March 31, 2007, a decrease of 69% over expenses of $199,190 in the first quarter of 2006 and a decrease of 46% from expenses of $112,368 in the fourth quarter of 2006. Sales and marketing expenses include principally costs for marketing, prizes for our players and bonuses and incentives offered to gaming players. This decrease for the quarter ended March 31, 2007, compared to the first and fourth quarter of 2006 is due to the sale of our US players during the fourth quarter of 2006 and therefore a reduction in bonuses and incentives offered to gaming players.

We expect to continue to incur sales and marketing expenses to increase traffic, especially with the launch of our website in the United Kingdom and deposits to our web portal. These costs will include bonuses and incentives, commissions, salaries, advertising, and other promotional expenses intended to increase our subscriber base and improve gaming revenue. There can be no assurances that these expenditures will result in increased traffic or significant additional revenue.

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our office, legal and professional fees, and other general corporate and office expenses.  General and administrative expenses increased to $97,340 for the first quarter of 2007, an increase of 4% from costs of $93,254 for the same period last year and a decrease of 3% from costs of $100,736 in the fourth quarter of 2006. The increase in general and administrative expenses compared to the first quarter of 2006, is due to legal advise on the entry into the United Kingdom and legal advice for the private placement. The decrease compared to the fourth quarter of 2006, is due to recruitment expenses incurred in the fourth quarter of 2006.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants and benefits decreased to $168,917 for the quarter ended March 31, 2007, a decrease of 11% compared to salaries, wages, consultants and benefits of $188,916 in the first quarter of 2006 and an increase of 15% over salaries, wages, consultants and benefits of $147,419 in the fourth quarter of 2006. This decrease compared to the first quarter of 2006, is due to the decrease in bonuses paid due to the reduction in profitability. The increase in salaries, wages, consultants and benefits compared to the fourth quarter of fiscal 2006 is due to additional staff and regular increases in the rates of pay.

Depreciation and amortization

Depreciation and amortization includes depreciation on our equipment and amortization of the intangible asset relating to the email list.  Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years. Depreciation and amortization increased to $13,919 during the quarter ended March 31, 2007, an increase of 35% over costs of $10,340 during the same quarter in the prior year and a decrease of 23% from costs of $18,054 in the fourth quarter of 2006.  The changes in depreciation and amortization can be explained due to the acquisition of equipment, especially computers and servers, to enable us to run the expanded business.

Stock based Compensation

During the year ended December 31, 2006, the Company adopted SFAS No. 123R (revised 2004) Share-Based Payments, which requires us to expense stock options granted. Stock based compensation increased to $30,087 during the quarter ended March 31, 2007, an increase of 31% over stock based compensation of $22,934 during the same quarter in the prior year and a decrease from stock based compensation of $30,172 in the fourth quarter of 2006. The increase in stock based compensation is due to additional stock options granted during fiscal 2006.

Profit on sale of US Gaming players

Effective October 12, 2006, the Company, in response to the United States Unlawful Internet Gambling Enforcement Act, sold its United States players and related assets for $1,200,050, to an arms length third party payable by the purchaser at a variable rate over the coming months. We recognize the profit from the sale of these assets as and when payment is received. During the quarter ended March 31, 2007, we collected $40,000 of the $1,200,050 due, compared to payments received of $180,000 in the fourth quarter of 2006.

            Net (loss) income and (loss) income per share

Net loss for the three months ended March 31, 2007, amounted to $328,967, a loss of $0.01 per share, compared to a net income of $18,594 or $0.00 per share for the same period in 2006 and compared to a net loss of $336,727 or $0.01 per share in the fourth quarter of 2006. This decrease is due to the decrease in revenue as a result of the sale of the US gaming players.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $1,708,159 and working capital of $1,689,192 at March 31, 2007.  This compares to cash of $521,203 and working capital of $475,824 at December 31, 2006.

During the quarter ended March 31, 2007, we used cash of ($357,213) from operating activities compared to using cash of ($30,513) in the same period in the prior year.

Our future capital requirements will depend on a number of factors, including costs associated with development of our Web portal, the success and acceptance of gaming operations and the possible acquisition of complementary businesses, products and technologies.

During the quarter ended March 31, 2007, we completed a private placement offering of 6 million units at $0.25 per unit.  Total proceeds of the offering are $1.5 million.  Each unit consists of one common share and one half common share purchase warrant.  Each whole warrant is exercisable into one additional common share for a period of two years at an exercise price of $0.35 per share.  The warrants are non-transferable.

ITEM 3.            Controls and Procedures.

(a)                    Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2007. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2007, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

We are not currently a party to any legal proceeding, other than the case listed above, and was not a party to any other legal proceeding during the quarter ended March 31, 2007. Other than the case listed above we are currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 2.            Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2007, we completed a private placement offering of 6 million units at $0.25 per unit.  Total proceeds of the offering are $1.5 million.  Each unit consists of one common share and one half common share purchase warrant.  Each whole warrant is exercisable into one additional common share for a period of two years at an exercise price of $0.35 per share.  The warrants are non-transferable. The funds will be used to fund our expansion into new territories, especially the United Kingdom.

ITEM 3.            Defaults Upon Senior Securities

Not applicable.

ITEM 4.            Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders during the period.

ITEM 5.            Other Information

            New Agreements

The Company did not enter any new reportable agreements during the quarter ended March 31, 2007.

ITEM 6.            Exhibits and reports on Form 8-K

Exhibits

The following instruments are included as exhibits to this Report.  Exhibits incorporated by reference are so indicated.

Exhibit Number	Description
4.4	Convertible Debenture between the Company and unrelated parties dated July 2, 2002. (b)
4.5	Common Stock Purchase Warrant between the Company and unrelated parties dated July 2, 2002. (b)
10.2	Asset Purchase Agreement by and between Bingo, Inc. and Progressive Lumber, Corp. dated January 18, 1999. (a)
10.24	Amended Consulting Agreement dated February 28, 2002, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (c)
10.29	Amendment of Asset Purchase Agreement dated July 1, 2002. (d)
10.32	Code of Business Conduct and Ethics dated December 22, 2006. (e)
31.1	Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 15, 2007.
31.2	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 15, 2007.
32.1	Certification from the Chief Executive Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 15, 2007.
32.2	Certification from the Chief Financial Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 15, 2007.

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

(e) Previously filed with the Company's report on Form 8-K on December 26, 2006.

Reports on Form 8-K.

During the quarter ended March 31 2007, we filed a Form 8-K for the private placement sale of shares of the Company.

Reports Subsequent to the quarter ended March 31, 2007.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 15, 2007	BINGO.COM, LTD.
(Registrant)
Date:	May 15, 2007	/S/ T.M. Williams
T. M. Williams, Chairman of the Board, Chief Executive Officer, President and Secretary (Principal Executive)
Date:	May 15, 2007	/S/ H. W. Bromley
H.W. Bromley, Chief Financial Officer (Principal Accounting Officer)

EXHIBIT 31.1

CERTIFICATIONS

I, T. M. Williams, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Bingo.com, Ltd.

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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of March 31, 2007, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed :  /S/ T. M.  Williams                                                     Date : May 15, 2007

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

(c)  Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of March 31, 2007, covered by this quarterly report based on such evaluation; and

(d)  Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed :  /S/ H. W. Bromley                                                      Date : May 15, 2007

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the "Company") on Form 10-QSB for the period ended March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, T. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        May 15, 2007

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the "Company") on Form 10-QSB for the period ended March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        May 15, 2007

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.