Form 10QSB
period 2007-06-30
BINGO.COM LTD.
filed 2007-08-14
CIK 1318482

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-QSB

(Mark one)

[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

(264) 461-2646

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                         Yes [ X ]      No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer's common stock, no par value per share, was 33,971,203 as of August 14, 2007.
Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

BINGO.COM, LTD.

QUARTERLY REPORT ON FORM 10-QSB

FOR THE PERIOD ENDED JUNE 30, 2007

 PART I - FINANCIAL INFORMATION

 ITEM 1.                      Financial Statements.

 BINGO.COM, LTD.

Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$1,243,308	$521,203
Accounts receivable less allowance for doubtful accounts of $206,241 (December 31, 2006 - $206,241)	142,816	218,876
Prepaid expenses	143,101	168,864
Total Current Assets	1,529,225	908,943

Equipment, net	148,161	145,402

Other assets	49,950	30,287

Domain name rights and intangible assets	1,270,012	1,274,955

Deferred tax asset, less valuation allowance of $1,064,089 (December 31, 2006 - $976,168) (Note 5)	-	-

Total Assets	$2,997,348	$2,359,587

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$228,142	$359,806
Accrued liabilities	71,055	56,936
Accounts payable and accrued liabilities – related party (Note 6)	28,367	16,377
Unearned revenue	21,511	-
Total Current Liabilities	349,075	433,119

Long-term liabilities
Loan payable – related party (Note 6)	-	1,457

Total Liabilities	349,075	434,576

Commitments (Note 4)

Stockholders' equity (Note 3):
Common stock, no par value, unlimited shares authorized, 33,749,703 shares issued and outstanding (December 31, 2006 – 27,640,553)	13,150,542	11,574,851
Accumulated deficit	(10,539,299)	(9,674,420)
Stock option subscriptions received in advance	12,450	-
Accumulated other comprehensive loss: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	2,648,273	1,925,011

Total Liabilities and Stockholders' Equity	$2,997,348	$2,359,587

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD.

Consolidated Statements of Operations

For the periods ended June 30, 2007 and 2006

(Unaudited)

	Six Months ended June 30, 2007	Six Months ended June 30, 2006	Three Months ended June 30, 2007	Three Months ended June 30, 2006

Advertising revenue	$18,300	$129,196	$12,000	$13,150
Gaming revenue	265,650	1,477,092	265,650	883,127
Total revenue	283,950	1,606,288	277,650	896,277

Cost of producing revenue	337,627	512,853	307,297	303,534

Gross (loss) profit	(53,677)	1,093,435	(29,647)	592,743

Operating expenses:
Depreciation and amortization	28,592	25,723	14,673	15,384
General and administrative	216,870	201,931	119,530	108,677
Salaries, wages, consultants and benefits	369,861	345,373	200,944	156,457
Selling and marketing	234,244	479,594	173,118	280,404
Stock-based compensation	60,174	53,106	30,087	30,172
Total operating expenses	909,741	1,105,727	538,352	591,094

(Loss) income before other income (expense) and income taxes	(963,418)	(12,292)	(567,999)	1,649

Other income (expense):
Foreign exchange losses	(15,694)	(16,252)	(4,331)	(14,614)
Gain on resolution of debt	36,895	93,179	4,198	62,938
Loss on disposal of equipment	-	(3,486)	-	(3,486)
Interest income	10,747	7,932	9,614	4,788
Other income	6,591	5,062	2,606	4,274
Profit from sale of US players and related assets (Note 2)	60,000	-	20,000	-

(Loss) income before income taxes	(864,879)	74,143	(535,912)	55,549

Income tax expense	-	-	-	-

Net (loss) income	$(864,879)	$74,143	$(535,912)	$55,549

Net (loss) income per common share, basic and diluted	$(0.03)	$0.00	$(0.02)	$0.00

Weighted average common shares outstanding, basic	31,583,531	26,989,052	33,749,703	27,191,947
Weighted average common shares outstanding, diluted	31,583,531	31,507,399	33,749,703	31,535,731

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD.

Consolidated Statements of Stockholders' Equity

For the period ended June 30, 2007

(Unaudited)

	Common stock				Accumulated Other Comprehensive loss
	Shares	Amount	Stock option subscriptions received in advance	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity (Deficit)
Balance, December 31, 2006	27,640,553	$ 11,574,851	$ -	$ (9,674,420)	$ 24,580	$1,925,011

Private placement	6,000,000	1,500,000	-	-	-	1,500,000

Exercise of stock options	109,150	9,858	-	-	-	9,858

Stock-based compensation	-	60,174	-	-	-	60,174

Issuance of consultant stock options	-	5,659	-	-	-	5,659

Exercise of stock options – subscription shares			12,450			12,450

Net loss	-	-	-	(864,879)		(864,879)
Balance, June 30, 2007	33,749,703	$ 13,150,542	$12,450	$ (10,539,299)	$ 24,580	$ 2,648,273

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2007 and 2006

(Unaudited)

	2007	2006
Cash flows from operating activities:
Net (loss) income	$(864,879)	$74,143
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	28,592	25,723
Gain on resolution of debt	(36,895)	(93,179)
Loss (gain) on disposal of equipment	-	3,486
Stock-based compensation	60,174	53,106
Issuance of consultant stock option	5,659	1,415
Profit from the sale of US players and related assets	(60,000)	-
Changes in operating assets and liabilities:
Accounts receivable	76,060	(82,965)
Prepaid expenses	25,763	(131,034)
Inventory	-	(1,909)
Other assets	(19,663)	2,462
Accounts payable and accrued liabilities	(57,782)	(21,901)
Unearned revenue	21,511	(56,134)
Net cash used in operating activities	(821,460)	(226,787)

Cash flows from investing activities:
Acquisition of equipment	(37,398)	(83,725)
Proceeds from sale of US players and related assets	60,000	-
Proceeds on disposal of equipment	112	-
Net cash provided by (used in) investing activities	22,714	(83,725)

Cash flows from financing activities:
Exercise of stock options	9,858	98,575
Stock option subscriptions received in advance	12,450	-
Private placement	1,500,000	-
Repayment of loans and notes payable	(1,457)	(9,403)
Net cash provided by financing activities	1,520,851	89,172

Change in cash	722,105	(221,340)

Cash, beginning of period	521,203	1,071,088
Cash, end of period	$1,243,308	$849,748

Supplementary information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash transactions:
Acquisition of equipment in exchange for settlement of debt	$10,878	$-

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2007 and 2006

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

2.    Sale of US players and related assets

Effective October 12, 2006, in response to the United States Unlawful Internet Gambling Enforcement Act, the Company sold its United States players and related assets for $1,200,050, payable by the arms-length purchaser at a variable rate over the coming months. The Company will recognize the profit from the sale of these assets as and when payment is received. During the fourth quarter ended December 31, 2006, the Company collected $180,000 in payment for these assets, with a further collection of $40,000 for the quarter ended March 31, 2007, and $20,000 for the quarter ended June 30, 2007.

Amount
Sale of US players and related assets	$1,200,050

Payments received, fourth quarter fiscal 2006	(180,000)

Balance December 31, 2006	1,020,050

Payments received during the period	(60,000)

Balance remaining June 30, 2007	$960,050

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

Three and six months ended June 30, 2007 and 2006

(Unaudited)

3. Stockholder's Equity: (Continued)

During the quarter ended March 31, 2007, the holders of stock options exercised their options for 109,150 shares for $9,857 at exercise prices ranging from $0.05 to $0.10 per share.

During the quarter ended March 31, 2007, the Company granted 865,000 stock options at exercise prices ranging from $0.27 to $0.33 per share.

During the quarter ended June 30, 2007, the holders of stock options exercised their options for 221,500 shares for $12,450 at exercise prices ranging from $0.05 to $0.10 per share. 194,000 of these stock options were due to expire in July 2007. These shares were issued subsequent to the quarter ended June 30, 2007.

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

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months ended June 30, 2007	Three Months ended June 30, 2006
Expected dividend yield	-	-
Expected stock price volatility	90 – 91%	148 - 174%
Weighted average volatility	91%	155%
Risk-free interest rate	4.45 - 4.52%	0.98 - 3.19%
Expected life of options	2.5 - 5 years	2.5 - 3.56 years
Block discount applied	40%	40%

The block discount applied was due to the illiquidity of shares.

4.   Commitments:

The Company leases office facilities in Vancouver, British Columbia, Canada, The Valley, Anguilla, British West Indies and London, United Kingdom. These office facilities are leased under a operating lease agreements. The Canadian operating lease agreement expires on September 30, 2010. The Anguillian operating lease expires on September 30, 2008. The United Kingdom lease, which is leased from a current director and officer of the Company does not have an expiry date but has a 30 day notice period.

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2007 and 2006

(Unaudited)

4.   Commitments: (Continued)

Minimum lease payments under these operating leases are approximately as follows:

2007	$51,352
2008	102.538
2009	102,044
2010	85,551

The Company paid rent expense totaling $22,628 for the quarter ended June 30, 2007 (June 30, 2006 - $16,353).

5.     Income Taxes

The computed benefit / expense differed from the amounts computed by applying the United States of America federal income tax rate of 34 percent and various other rates for other jurisdictions to the pretax income / losses from operations as a result of the following:

June 30, 2007
Computed "expected" tax expense	$296,252
Increase in income taxes resulting from income taxes in other tax jurisdictions	(105,518)
Other	(1,180)
Change in exchange rates	(101,633)
Change in valuation allowance	87,921
$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2007, and December 31, 2006, are presented below:

	June 30, 2007	December 31, 2006
Deferred tax assets:
Net operating loss carry forwards	$1,064,089	$976,168

Valuation Allowance	(1,064,089)	(976,168)
	$-	$-

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

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2007 and 2006

(Unaudited)

6.     Related Party Transactions

The Company has a liability of $2,795 (December 31, 2006 - $2,163), to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by the current director and officer of the Company.

Payments made to Bingo, Inc. in relation to the domain name purchase payment totaled $11,106 during the quarter ended June 30, 2007 (Quarter ended June 30, 2006 - $35,851).

During the quarter ended June 30, 2007, the Company supplied administration services of $105 (June 30, 2006 - $1,174) to a company whose director is a current director and officer of the Company. In addition, the Company incurred administrative expenses in connection with this related company and as at June 30, 2007, there was a receivable balance of $12,252 (December 31, 2006 - $12,808).

7.     Segmented information:

The Company operates in one reportable business segment, the business of providing games and entertainment based on the game of bingo through its internet portal, bingo.com, supported mainly by receiving deposits for the games for money and selling advertising on the website. The gaming revenue for the quarter ended June 30, 2007, and the year ended December 31, 2006, has been derived primarily from receiving deposits for the games for money.

8.           Concentrations

               Major customers

For the period ended June 30, 2007, there were no sales to customers, which were in excess of 10% of total sales.

               Equipment

The Company's equipment is located as follows:

	June 30, 2007	December 31, 2006

Canada	$84,436	$68,932
Curacao, Netherlands Antilles	63,725	76,470
	$148,161	$145,402

9.     Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company places its cash with internationally recognized financial institutions and limits the amount of credit exposure with any one institution.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at a single financial institution. The Company had cash balances of $1,236,857 (December 31, 2006 - $521,203) as of June 30, 2007, which are in excess of the applicable insured limit.

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2007 and 2006

(Unaudited)

9.     Concentrations of Credit Risk: (Continued)

As of June 30, 2007, the Company had $942,602 (December 31, 2006 - $139,774), in excess of the applicable insured limits.

The Company has concentrations of credit risk with respect to accounts receivable, as large amounts of its accounts receivable are concentrated geographically in Canada, Curacao, Netherlands Antilles, Ireland, Israel, and the United Kingdom amongst a small number of customers.

As of June 30, 2007, two customers totaling $79,089 and $26,439, who accounted for total accounts receivable greater than 10%. As of December 31, 2006, three customers, totaling $49,206, $39,576 and $34,804 who accounted for greater than 10% of the total accounts receivable.

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

OVERVIEW

We are in the business of developing and operating a bingo based web portal designed to provide a variety of internet based games played by individuals plus other forms of entertainment, including an online community, chat rooms, contests, sweepstakes, tournaments, and more. Using our bingo.com domain name and incorporating a variety of games and content to attract and retain a large number of subscribers, we have built one of the leading bingo-based portals on the Internet. Our website has attracted millions of visitors of which over 1,800,000 have gone through a detailed sign-up process and become registered users. The levels of Internet traffic have a direct impact on our revenues as, generally, the greater the Internet traffic, the greater the amount of gaming or advertising revenue received.

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

We have made a significant investment in the development of our website, purchase of domain name, branding, marketing, and maintaining operations. As a result we have incurred significant losses since inception, and as of June 30, 2007, had an accumulated deficit of $10,539,299.

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

Revenue recognition:

The Company generates the majority of its revenue from gaming revenue. Gaming revenues have been recognized on the basis of total dollars wagered, including bonus wagered, on all games less all winnings payable to players.

Advertising revenues have been recognized as the advertising campaign or impressions and clicks are made on the website and when collection of the amounts are reasonably assured. Cash received in advance of the advertising campaigns or impressions and clicks are recorded under unearned revenue.

Impairment of long-lived assets and long-lived assets to be disposed of:

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets". As of June 30, 2007, the only long-lived assets reported on the Company's consolidated balance sheet are equipment, intangible assets and domain name rights. These provisions require that long-lived assets and certain identifiable recorded intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell.

RESULTS OF OPERATIONS

               Revenue

Total revenue decreased to $265,650 for the quarter ended June 30, 2007, a decrease from revenue of $896,277 for the same period in the prior year and an increase from revenue of $6,300 in the first quarter of 2007. Effective October 12, 2006, in response to the United States Unlawful Internet Gambling Enforcement Act of 2006 we sold our US players and related assets to an unrelated company. During the quarter ended June 30, 2007 we had Gaming Revenue of $265,650, compared to Gaming Revenue of $883,127 in the second quarter of 2006 and $nil in the first quarter of 2007 for this reason. We earned advertising revenue of $12,000 in the quarter ended June 30, 2007, a decrease of 9% from advertising revenue of $13,150 in the second quarter of 2006 and an increase from advertising revenue of $6,300 in the first quarter of 2007.

Cost of revenue

We recorded cost of revenue of $307,297 during the quarter ended June 30, 2007, an increase of 1% compared to costs of $303,534 for the same period in the prior year and an increase of 90% over costs of $30,330 in the first quarter of 2007. The gross margin decreased for the quarter ended June 30, 2007, compared to 66% gross margin in the second quarter of 2006. Cost of revenue consists of bonuses granted to players to register on our website and deposit bonuses, the cost of hosting the website, payment processing fees in relation to deposits from and withdrawals to our players, software license fees, and the domain name purchase payments. The increase in cost of revenue, compared to the second quarter of 2006 and the first quarter of 2007, is due to the launch of the UK website and the many bonuses granted to players to encourage them to play on our website. The awarding of signup and deposit bonuses is required both to be competitive with other bingo-oriented websites and to build a large customer base as quickly as possible.

               Sales and marketing expenses

Sales and marketing expenses decreased to $173,118 for the quarter ended June 30, 2007, a decrease of 38% over expenses of $280,404 in the second quarter of 2006 and an increase of 183% from expenses of $61,126 in the first quarter of 2007. Sales and marketing expenses include principally costs for marketing, prizes for our players and bonuses and incentives offered to gaming players. This decrease for the quarter ended June 30, 2007, compared to the second quarter of 2006 is due to the sale of our US players during the fourth quarter of 2006 and therefore a reduction in incentives offered to gaming players. This decrease is offset by the increase in marketing spend in the quarter ended June 30, 2007, especially television advertising, to launch the website in the United Kingdom.

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

               General and administrative expenses

General and administrative expenses consist primarily of premises costs for our office, legal and professional fees, and other general corporate and office expenses. General and administrative expenses increased to $119,530 for the second quarter of 2007, an increase of 10% from costs of $108,677 for the same period last year and an increase of 23% from costs of $97,340 in the first quarter of 2007. The increase in general and administrative expenses compared to the second quarter of 2006, is due to legal advice on the entry into the United Kingdom and legal advice for the filing of the SB2. The increase compared to the first quarter of 2007, is due to the launch of the United Kingdom website during the quarter ended June 30, 2007, and the establishment of the United Kingdom office.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants and benefits increased to $200,944 for the quarter ended June 30, 2007, an increase of 28% compared to salaries, wages, consultants and benefits of $156,457 in the second quarter of 2006 and an increase of 19% over salaries, wages, consultants and benefits of $168,917 in the first quarter of 2007. This increase compared to the second quarter of 2006 and the first quarter of 2007, is due to the recruitment of additional staff in order to run the expanded business and regular increases in the rates of pay.

Depreciation and amortization

Depreciation and amortization includes depreciation on our equipment and amortization of the intangible asset relating to the email list. Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years. Depreciation and amortization decreased to $14,673 during the quarter ended June 30, 2007, a decrease of 5% over costs of $15,384 during the same quarter in the prior year and an increase of 5% from costs of $13,919 in the first quarter of 2007. The decrease in depreciation and amortization can be explained due to the aging of assets compared to the second quarter of the prior year. The increase compared to the first quarter of 2007, is due to the acquisition of equipment, especially computers and servers, to enable us to run the expanded business .

Stock based Compensation

During the year ended December 31, 2006, the Company adopted SFAS No. 123R (revised 2004) Share-Based Payments, which requires us to expense stock options granted. Stock based compensation decreased to $30,087 during the quarter ended June 30, 2007, a decrease over stock based compensation of $30,172 during the same quarter in the prior year and stock based compensation of $30,172 in the first quarter of 2007.

Profit on sale of US Gaming players

Effective October 12, 2006, in response to the United States Unlawful Internet Gambling Enforcement Act, we sold our United States players and related assets for $1,200,050, to an arms length third party payable by the purchaser at a variable rate over the coming months. We recognize the profit from the sale of these assets as and when payment is received. During the quarter ended June 30, 2007, we collected $20,000 of the $1,200,050 due, compared to payments received of $40,000 in the first quarter of 2007.

               Net (loss) income and (loss) income per share

Net loss for the three months ended June 30, 2007, amounted to $535,912, a loss of $0.02 per share, compared to a net income of $55,549 or $0.00 per share for the same period in 2006 and compared to a net loss of $328,967or $0.01 per share in the first quarter of 2007. This decrease is due to the decrease in revenue as a result of the sale of the US gaming players and an increase in bonuses awarded to new players as an inducement to play on our website and an increase in marketing of our website.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $1,243,308 and working capital of $1,180,150 at June 30, 2007. This compares to cash of $521,203 and working capital of $475,824 at December 31, 2006.

During the quarter ended June 30, 2007, we used cash of ($821,460) from operating activities compared to using cash of ($226,787) in the same period in the prior year.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2007. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2007, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

From time-to-time, the Company and its management have conducted and will continue to conduct further reviews and, from time- to- time put in place additional documentation, of the Company's disclosure controls and procedures, as well as its internal control over financial reporting. The Company may from time to time make changes aimed at enhancing their effectiveness, as well as changes aimed at ensuring that the Company's systems evolve with, and meet the needs of, the Company's business. These changes may include changes necessary or desirable to address recommendations of the Company's management, its counsel and/or its independent auditors, including any recommendations of its independent auditors arising out of their audits and reviews of the Company's financial statements. These changes may include changes to the Company's own systems, as well as to the systems of businesses that the Company has acquired or that the Company may acquire in the future and will, if made, be intended to enhance the effectiveness of the Company's controls and procedures. The Company is also continually striving to improve its management and operational efficiency and the Company expects that its efforts in that regard will from time- to- time directly or indirectly affect the Company's disclosure controls and procedures, as well as the Company's internal control over financial reporting.

(b)                   Changes in internal controls.

There were no significant changes in the Company's internal controls or other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

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

We are not currently a party to any legal proceeding, other than the case listed above, and was not a party to any other legal p|roceeding during the quarter ended June 30, 2007. Other than the case listed above we are currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

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

ITEM 4.           Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders during the period. Subsequent to quarter ended June 30, 2007, we held our Annual Meeting of Stockholders for the purposes of electing our directors and to ratify the appointment of Dohan and Company, CPA's, P.A., as our independent auditors for the 2007 fiscal year The Company issued a schedule 14A proxy statement to the shareholders on June 12, 2007.

All nominees for directors were elected and the appointment of auditors was ratified. The voting on each matter is set forth below:

Election of the Directors of the Company.

Nominee                             For                        Against                Abstain

T. M. Williams                  29,780,875         50                         22,005

J. M. Williams                   29,615,275         450                       187,205

C. M. Devereux                 29,703,875         300                       98,755

Proposal to ratify the appointment of Dohan and Company, CPA.'s, P.A., as our independent auditors for the 2007 fiscal year.

For                                 Against                               Abstain

29,792,252                        8,781                                   1,898

ITEM 5.           Other Information

               New Agreements

The Company did not enter any new reportable agreements during the quarter ended June 30, 2007.

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
31.1

Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d –15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 14, 2007.

31.2

Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d –15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 14, 2007.

32.1	Certification from the Chief Executive Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 14, 2007.
32.2	Certification from the Chief Financial Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 14, 2007.

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

(e) Previously filed with the Company's report on Form 8-K on December 26, 2006.

Reports on Form 8-K.

There were no Form 8-K filed during the quarter ended June 30, 2007.

Reports Subsequent to the quarter ended June 30, 2007.

The Company filed a Form 8-K to report the results of the Annual General Meeting.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 14, 2007	BINGO.COM, LTD.
(Registrant)
Date:	August 14, 2007	/S/ T.M. Williams
T. M. Williams, Chairman of the Board, Chief Executive Officer, President and Secretary (Principal Executive and Accounting Officer)
Date:	August 14, 2007	/S/ H. W. Bromley
H.W. Bromley, Chief Financial Officer (Principal Accounting Officer)

Page20

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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of June 30, 2007, covered by this quarterly report based on such evaluation; and

(d)    Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed : /S/ T. M. Williams                                                                     Date : August 14, 2007

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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of June 30, 2007, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed : /S/ H. W. Bromley                                                                      Date : August 14, 2007

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the "Company") on Form 10-QSB for the period ended June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, T. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                                          /S/ T.M. Williams

                                                                           T. M. Williams

                                                                           President and Chief Executive Officer

                                                                                       August 14, 2007

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the "Company") on Form 10-QSB for the period ended June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                                          /S/ H. W. Bromley

                                                                           H. W. Bromley

                                                                           Chief Financial Officer

                                                                                       August 14, 2007

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.