Form 10QSB
period 2007-09-30
BINGO.COM LTD.
filed 2007-11-15
CIK 1318482

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-QSB

(Mark one)

[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

(264) 461-2646

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                         Yes [ X ]      No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer's common stock, no par value per share, was 33,971,203 as of November 14, 2007.
Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

BINGO.COM, LTD.

QUARTERLY REPORT ON FORM 10-QSB

FOR THE PERIOD ENDED SEPTEMBER 30, 2007

 PART I - FINANCIAL INFORMATION

 ITEM 1.                      Financial Statements

BINGO.COM, LTD.

Consolidated Balance Sheet

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$960,592	$521,203
Accounts receivable less allowance for doubtful accounts of $206,241 (December 31, 2006 - $206,241)	127,164	218,876
Prepaid expenses	128,064	168,864
Total Current Assets	1,215,820	908,943

Equipment, net	143,771	145,402

Other assets	50,965	30,287

Domain name rights and intangible assets	1,267,540	1,274,955

Deferred tax asset, less valuation allowance of $1,118,343 (December 31, 2006 - $976,168) (Note 5)	-	-

Total Assets	$2,678,096	$2,359,587

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$216,761	$359,806
Accrued liabilities	63,502	56,936
Accounts payable and accrued liabilities - related party (Note 6)	80,410	16,377
Unearned revenue	35,760	-
Total Current Liabilities	396,433	433,119

Long-term liabilities
Loan payable - related party (Note 6)	-	1,457

Total Liabilities	396,433	434,576

Commitments (Note 4)

Stockholders' equity (Note 3):
Common stock, no par value, unlimited shares authorized, 33,971,203 shares issued and outstanding (December 31, 2006 - 27,640,553)	13,195,910	11,574,851
Accumulated deficit	(10,938,827)	(9,674,420)
Accumulated other comprehensive loss: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	2,281,663	1,925,011

Total Liabilities and Stockholders' Equity	$2,678,096	$2,359,587

 See accompanying notes to consolidated financial statements.

BINGO.COM, LTD.

Consolidated Statements of Operations

For the periods ended September 30, 2007 and 2006

(Unaudited)

	Nine Months ended September 30, 2007	Nine Months ended September 30, 2006	Three Months ended September 30, 2007	Three Months ended September 30, 2006

Advertising revenue	$53,061	$140,846	$34,761	$11,650
Gaming revenue	1,313,987	2,298,985	1,048,338	821,893
Total revenue	1,367,048	2,439,831	1,083,099	833,543

Cost of producing revenue	687,026	805,652	484,521	292,799

Gross profit	680,022	1,634,179	598,578	540,744

Operating expenses:
Depreciation and amortization	45,004	43,949	16,413	18,225
General and administrative	339,472	322,440	122,602	120,509
Salaries, wages, consultants and benefits	607,729	519,703	237,867	174,330
Selling and marketing	1,010,025	783,470	640,660	303,876
Stock-based compensation	90,262	83,278	30,087	30,172
Total operating expenses	2,092,492	1,752,840	1,047,629	647,112

(Loss) income before other income (expense) and income taxes	(1,412,470)	(118,661)	(449,051)	(106,368)

Other income (expense):
Foreign exchange (losses) / gains	(9,153)	(2,166)	6,541	14,086
Gain on resolution of debt	41,092	125,877	4,197	32,698
Loss on disposal of equipment	-	(3,504)	-	(18)
Interest income	16,980	13,599	6,233	5,667
Other income	9,144	7,746	2,552	2,684
Profit from sale of US players and related assets (Note 2)	90,000	-	30,000	-

(Loss) income before income taxes	(1,264,407)	22,891	(399,528)	(51,251)

Income tax expense	-	-	-	-

Net (loss) income	$(1,264,407)	$22,891	$(399,528)	$(51,251)

Net (loss) income per common share, basic and diluted	$(0.04)	$0.00	$(0.01)	$(0.00)

Weighted average common shares outstanding, basic	32,380,866	27,152,745	33,949,535	27,530,229
Weighted average common shares outstanding, diluted	32,380,866	31,600,529	33,949,535	27,530,229

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD.

Consolidated Statements of Stockholders' Equity

For the period ended September 30, 2007

(Unaudited)

	Common stock			Accumulated Other Comprehensive loss
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2006	27,640,553	$ 11,574,851	$ (9,674,420)	$ 24,580	$1,925,011

Private placement	6,000,000	1,500,000	-	-	1,500,000

Exercise of stock options	330,650	22,308	-	-	22,308

Stock-based compensation	-	90,262	-	-	90,262

Issuance of consultant stock options	-	8,489	-	-	8,489

Net loss	-	-	(1,264,407)		(1,264,407)
Balance, September 30, 2007	33,971,203	$ 13,195,910	$ (10,938,827)	$ 24,580	$ 2,281,663

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	2007	2006
Cash flows from operating activities:
Net (loss) income	$(1,264,407)	$22,891
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	45,004	43,949
Gain on resolution of debt	(41,092)	(125,877)
Loss on disposal of equipment	-	3,504
Stock-based compensation	90,262	83,278
Issuance of consultant stock option	8,489	4,244
Profit from the sale of US players and related assets	(90,000)	-
Changes in operating assets and liabilities:
Accounts receivable	91,712	(120,965)
Prepaid expenses	40,800	(124,512)
Inventory	-	(916)
Other assets	(20,678)	(13,046)
Accounts payable and accrued liabilities	(20,476)	7,084
Unearned revenue	35,760	(86,745)
Net cash used in operating activities	(1,124,626)	(307,111)

Cash flows from investing activities:
Acquisition of equipment	(46,948)	(121,161)
Proceeds from sale of US players and related assets	90,000	-
Proceeds on disposal of equipment	112	-
Net cash provided by (used in) investing activities	43,164	(121,161)

Cash flows from financing activities:
Exercise of stock options	22,308	147,446
Private placement	1,500,000	-
Repayment of loans and notes payable	(1,457)	(9,403)
Net cash provided by financing activities	1,520,851	138,043

Change in cash	439,389	(290,229)

Cash, beginning of period	521,203	1,071,088
Cash, end of period	$960,592	$780,859

Supplementary information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash transactions:
Acquisition of equipment in exchange for settlement of debt	$10,878	$-

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Three and Nine months ended September 30, 2007 and 2006

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

2.   Sale of US players and related assets

Effective October 12, 2006, in response to the United States Unlawful Internet Gambling Enforcement Act, the Company sold its United States players and related assets for $1,200,050, payable by the arms-length purchaser at a variable rate over the coming months. The Company will recognize the profit from the sale of these assets as and when payment is received. During the fourth quarter ended December 31, 2006, the Company collected $180,000 in payment for these assets, with a further collection of $40,000 for the quarter ended March 31, 2007, $20,000 for the quarter ended June 30, 2007, and $30,000 for the quarter ended September 30, 2007.

Amount
Sale of US players and related assets	$1,200,050

Payments received, fourth quarter fiscal 2006	(180,000)

Balance December 31, 2006	1,020,050

Payments received during the period	(90,000)

Balance remaining September 30, 2007	$930,050

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

Three and Nine months ended September 30, 2007 and 2006

(Unaudited)

3. Stockholder's Equity: (Continued)

During the quarter ended March 31, 2007, the holders of stock options exercised their options for 109,150 shares for $9,857 at exercise prices ranging from $0.05 to $0.10 per share.

During the quarter ended March 31, 2007, the Company granted 865,000 stock options at exercise prices ranging from $0.27 to $0.33 per share.

During the quarter ended June 30, 2007, the holders of stock options exercised their options for 221,500 shares for $12,450 at exercise prices ranging from $0.05 to $0.10 per share. 194,000 of these stock options were due to expire in July 2007. These shares were issued in the quarter ended September 30, 2007.

Subsequent to the quarter ended September 30, 2007, the Company granted 85,000 stock options at exercise prices of $0.30, to employees of the Company.

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

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months ended September 30, 2007	Three Months ended September 30, 2006
Expected dividend yield	-	-
Expected stock price volatility	90 - 91%	148 - 174%
Weighted average volatility	91%	155%
Risk-free interest rate	4.45 - 4.52%	0.98 - 3.19%
Expected life of options	2.5 - 5 years	2.5 - 3.56 years
Block discount applied	40%	40%

The block discount applied is due to the illiquidity of shares.

4.      Commitments:

The Company, either directly or through its subsidiaries, leases office facilities in Vancouver, British Columbia, Canada, The Valley, Anguilla, British West Indies and London, United Kingdom. These office facilities are leased under operating lease agreements. The Canadian operating lease agreement expires on September 30, 2010.  The Anguillian operating lease expires on September 30, 2008. The United Kingdom lease, is leased from a company owned by a current director and officer of the Company. This lease does not have an expiry date but has a 30 day notice period.

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Three and Nine months ended September 30, 2007 and 2006

(Unaudited)

4.      Commitments: (Continued)

Minimum lease payments under these operating leases are approximately as follows:

2007	$27,103
2008	108,414
2009	107,664
2010	88,275

The Company paid rent expense totaling $23,979 for the quarter ended September 30, 2007 (September 30, 2006 - $16,146).

5.    Income Taxes

The computed benefit / expense differed from the amounts computed by applying the United States of America federal income tax rate of 34 percent and various other rates for other jurisdictions to the pretax income / losses from operations as a result of the following:

September 30, 2007
Computed "expected" tax expense	$429,898
Increase in income taxes resulting from income taxes in other tax jurisdictions	(121,079)
Other	(4,244)
Change in exchange rates	(162,400)
Change in valuation allowance	142,175
$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2007, and December 31, 2006, are presented below:

	September 30, 2007	December 31, 2006
Deferred tax assets:
Net operating loss carry forwards	$1,118,343	$976,168

Valuation Allowance	1,118,343	(976,168)
	$-	$-

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

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Three and Nine months ended September 30, 2007 and 2006

(Unaudited)

6.    Related Party Transactions

The Company has a liability of $11,514 (December 31, 2006 - $2,163), to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by the current director and officer of the Company.

Payments made to Bingo, Inc. in relation to the domain name purchase payment totaled $43,324 during the quarter ended September 30, 2007 (Quarter ended September 30, 2006 - $33,342).

During the quarter ended September 30, 2007, the Company supplied administration services of $54 (September 30, 2006 - $2,684) to a company whose director is a current director and officer of the Company. In addition, the Company incurred administrative expenses in connection with this related company and as at September 30, 2007, there was a receivable balance of $12,768 (December 31, 2006 - $12,808).

7.        Segmented information:

The Company operates in one reportable business segment, the business of providing games and entertainment based on the game of bingo through its internet portal, bingo.com, supported mainly by receiving deposits for the games for money and selling advertising on the website.  The gaming revenue for the quarter ended September 30, 2007, and the year ended December 31, 2006, has been derived primarily from receiving deposits for the games for money.

8.            Concentrations

            Major customers

For the period ended September 30, 2007, there were no sales to customers, which were in excess of 10% of total sales.

            Equipment

The Company's equipment is located as follows:

	September 30, 2007	December 31, 2006

Canada	$86,418	$68,932
Curacao, Netherlands Antilles	57,353	76,470
	$143,771	$145,402

9.       Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with internationally recognized financial institutions and limits the amount of credit exposure with any one institution.

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Three and Nine months ended September 30, 2007 and 2006

(Unaudited)

9.       Concentrations of Credit Risk: (Continued)

The Company currently maintains a substantial portion of its day-to-day operating cash balances at various financial institutions.  The Company had cash balances of $960,952 (December 31, 2006 - $521,203) as of September 30, 2007.

As of September 30, 2007, the Company had balances of $283,742 and $55,019 (December 31, 2006 - $139,774 and nil), in excess of the applicable insured limits.

The Company has concentrations of credit risk with respect to accounts receivable, as large amounts of its accounts receivable are concentrated geographically in Canada, Curacao, Netherlands Antilles, Ireland, Israel, and the United Kingdom amongst a small number of customers.

As of September 30, 2007, three customers totaling $76,709, $26,439 and $12,768, who accounted for total accounts receivable greater than 10%. As of December 31, 2006, three customers, totaling $49,206, $39,576 and $34,804 who accounted for greater than 10% of the total accounts receivable.

The Company controls credit risk through monitoring procedures and receiving prepayments of cash for services rendered.  The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable.

BINGO.COM, LTD.

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

We have made a significant investment in the development of our website, purchase of domain name, branding, marketing, and maintaining operations.  As a result we have incurred significant losses since inception, and as of September 30, 2007, had an accumulated deficit of $10,938,827.

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

Impairment of long-lived assets and long-lived assets to be disposed of:

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets". As of September 30, 2007, the only long-lived assets reported on the Company's consolidated balance sheet are equipment, intangible assets and domain name rights.  These provisions require that long-lived assets and certain identifiable recorded intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell.

RESULTS OF OPERATIONS

            Revenue

Total revenue increased to $1,083,099 for the quarter ended September 30, 2007, an increase of 30% from revenue of $833,543 for the same period in the prior year and an increase from revenue of $277,650 in the second quarter of 2007. Effective October 12, 2006, in response to the United States Unlawful Internet Gambling Enforcement Act of 2006 we sold our US players and related assets to an unrelated company. During the second quarter of 2007, we launched a United Kingdom website. During the quarter ended September 30, 2007 we had Gaming Revenue of $1,048,338, compared to Gaming Revenue of $821,893 in the third quarter of 2006 and $265,650 in the second quarter of 2007 for this reason.  We earned advertising revenue of $34,761 in the quarter ended September 30, 2007, an increase from advertising revenue of $11,650 in the third quarter of 2006 and an increase from advertising revenue of $12,000 in the second quarter of 2007.

Cost of revenue

We recorded cost of revenue of $484,521 during the quarter ended September 30, 2007, an increase of 65% compared to costs of $292,799 for the same period in the prior year and an increase over costs of $172,176 in the second quarter of 2007.  The gross margin of 55% decreased for the quarter ended September 30, 2007, compared to 65% gross margin in the third quarter of 2006 and increased compared to 38% gross margin in the second quarter of 2007. Cost of revenue consists of bonuses granted on deposits made by players, the cost of hosting the website, payment processing fees in relation to deposits from and withdrawals to our players, software license fees, and the domain name purchase payments. The increase in cost of revenue, compared to the third quarter of 2006 and the second quarter of 2007, is due to the launch of the UK website and the many bonuses granted to players to encourage them to play on our website (e.g. The deposit bonus). The awarding of deposit bonuses is required both to be competitive with other bingo-oriented websites and to build a large customer base as quickly as possible.

            Sales and marketing expenses

Sales and marketing expenses increased to $640,660 for the quarter ended September 30, 2007, an increase over expenses of $303,876 in the third quarter of 2006 and an increase over expenses of $308,240 in the second quarter of 2007. Sales and marketing expenses principally include costs for signup bonuses, marketing, prizes for our players and other bonuses and incentives offered to gaming players. This increase in sales and marketing expenses for the quarter ended September 30, 2007, compared to the third quarter of 2006, is due to the launching of the United Kingdom website and offering greater bonuses to players to attract more play and increase in promotions and advertising, especially television advertising, to launch the website in the United Kingdom.

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

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our office, legal and professional fees, and other general corporate and office expenses.  General and administrative expenses increased to $122,602 for the third quarter of 2007, an increase of 2% from costs of $120,509 for the same period last year and an increase of 3% from costs of $119,530 in the second quarter of 2007. The increase in general and administrative expenses compared to the third quarter of 2006, is due to legal advice for the filing of the SB2. The increase compared to the second quarter of 2007, is due to the launch of the United Kingdom website during the quarter ended June 30, 2007, and the establishment of the United Kingdom office.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants and benefits increased to $237,867 for the quarter ended September 30, 2007, an increase of 36% compared to salaries, wages, consultants and benefits of $174,330 in the third quarter of 2006 and an increase of 18% over salaries, wages, consultants and benefits of $200,944 in the second quarter of 2007. This increase compared to the third quarter of 2006 and the second quarter of 2007, is due to the recruitment of additional staff in order to run the expanded business and regular increases in the rates of pay.

Depreciation and amortization

Depreciation and amortization includes depreciation on our equipment and amortization of the intangible asset relating to the email list.  Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years. Depreciation and amortization decreased to $16,413 during the quarter ended September 30, 2007, a decrease of 10% over costs of $18,225 during the same quarter in the prior year and an increase of 12% from costs of $14,673 in the second quarter of 2007.  The decrease in depreciation and amortization can be explained due to the aging of assets compared to the third quarter of the prior year. The increase compared to the second quarter of 2007, is due to the acquisition of equipment, especially computers and servers, to enable us to run the expanded business .

Stock based Compensation

During the year ended December 31, 2006, the Company adopted SFAS No. 123R (revised 2004) Share-Based Payments, which requires us to expense stock options granted. Stock based compensation decreased to $30,087 during the quarter ended September 30, 2007, a decrease over stock based compensation of $30,172 during the same quarter in the prior year and stock based compensation of $30,087 in the second quarter of 2007.

Profit on sale of US Gaming players

Effective October 12, 2006, in response to the United States Unlawful Internet Gambling Enforcement Act, we sold our United States players and related assets for $1,200,050, to an arms-length third party, payable by the purchaser at a variable rate over the coming months. We recognize the profit from the sale of these assets as and when payment is received. During the quarter ended September 30, 2007, we collected an additional $30,000 of the $1,200,050 due, compared to payments received of $20,000 in the second quarter of 2007.

            Net (loss) income and (loss) income per share

Net loss for the three months ended September 30, 2007, amounted to $399,528, a loss of $0.01 per share, compared to a loss of $51,251 or $0.00 per share for the same period in 2006 and compared to a net loss of $535,912 or $0.02 per share in the second quarter of 2007. This increase in net loss compared to the third quarter of 2006, is due to the increase in marketing spend, especially bonuses granted to new players, as an inducement to play on our website. The decrease in net loss compared to the second quarter of 2007, is due to the increase in revenue as a result of launching the UK website during the quarter ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $960,592 and working capital of $819,387 at September 30, 2007.  This compares to cash of $521,203 and working capital of $475,824 at December 31, 2006.

During the quarter ended September 30, 2007, we used cash of ($303,167) from operating activities compared to using cash of ($80,323) in the same period in the prior year.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2007. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2007, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

From time-to-time, the Company and its management have conducted and will continue to conduct further reviews and, from time to time put in place additional documentation, of the Company's disclosure controls and procedures, as well as its internal control over financial reporting. The Company may from time-to-time make changes aimed at enhancing their effectiveness, as well as changes aimed at ensuring that the Company's systems evolve with, and meet the needs of, the Company's business. These changes may include changes necessary or desirable to address recommendations of the Company's management, its counsel and/or its independent auditors, including any recommendations of its independent auditors arising out of their audits and reviews of the Company's financial statements. These changes may include changes to the Company's own systems, as well as to the systems of businesses that the Company has acquired or that the Company may acquire in the future and will, if made, be intended to enhance the effectiveness of the Company's controls and procedures. The Company is also continually striving to improve its management and operational efficiency and the Company expects that its efforts in that regard will from time-to-time directly or indirectly affect the Company's disclosure controls and procedures, as well as the Company's internal control over financial reporting.

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

We are not currently a party to any legal proceeding, other than the case listed above, and were not a party to any other legal proceeding during the quarter ended September 30, 2007. Other than the case listed above we are currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 2.           Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended September 30, 2007.

During the quarter ended March 31, 2007, we completed a private placement offering of 6 million units at $0.25 per unit.  Total proceeds of the offering are $1.5 million.  Each unit consists of one common share and one half common share purchase warrant.  Each whole warrant is exercisable into one additional common share for a period of two years at an exercise price of $0.35 per share.  The warrants are non-transferable. The funds will be used to fund our expansion into new territories, especially the United Kingdom. The Company filed an SB2/A on September 18, 2007. This was approved by the Securities Exchange Commission and the shares registered on September 24, 2007.

ITEM 3.           Defaults Upon Senior Securities

Not applicable.

ITEM 4.           Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2007, we held our Annual Meeting of Stockholders for the purposes of electing our directors and to ratify the appointment of Dohan and Company, CPA's, P.A., as our independent auditors for the 2007 fiscal year The Company issued a schedule 14A proxy statement to the shareholders on June 12, 2007.

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

ITEM 5.           Other Information

               New Agreements

The Company did not enter any new reportable agreements during the quarter ended September 30, 2007.

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
31.1

Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d –15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 14, 2007.

31.2

Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d –15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 14, 2007.

32.1	Certification from the Chief Executive Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 14, 2007.
32.2	Certification from the Chief Financial Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 14, 2007.

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

(e) Previously filed with the Company's report on Form 8-K on December 26, 2006.

Reports on Form 8-K.

The company filed a Form 8-K on July 27, 2007, stating that all the nominees for directors were elected and the appointment of auditors was ratified.

Reports Subsequent to the quarter ended September 30, 2007.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 14, 2007	BINGO.COM, LTD.
(Registrant)
Date:	November 14, 2007	/S/ T.M. Williams
T. M. Williams, Chairman of the Board, Chief Executive Officer, President and Secretary (Principal Executive and Accounting Officer)
Date:	November 14, 2007	/S/ H. W. Bromley
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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of September 30, 2007, covered by this quarterly report based on such evaluation; and

(d)    Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed : /S/ T. M. Williams                                                                     Date : November 14, 2007

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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of September 30, 2007, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed : /S/ H. W. Bromley                                                                      Date : November 14, 2007

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the "Company") on Form 10-QSB for the period ended September 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, T. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                                          /S/ T.M. Williams

                                                                           T. M. Williams

                                                                           President and Chief Executive Officer

                                                                                       November 14, 2007

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the "Company") on Form 10-QSB for the period ended September 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                                          /S/ H. W. Bromley

                                                                           H. W. Bromley

                                                                           Chief Financial Officer

                                                                                       November 14, 2007

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.