Form 10KSB
period 2007-12-31
BINGO.COM LTD.
filed 2008-03-31
CIK 1318482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

COMMON STOCK, NO PAR VALUE PER SHARE

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                        Yes [X]      No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.                                                           [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X ]
State issuer's revenues for its most recent fiscal year. $2,369,745

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price at of such stock on the National Association of Securities Dealers Over the Counter Bulletin Board market as of March 28, 2008, being $0.35 per share: $6,556,905.  The number of shares of the issuer's common stock outstanding on March 28, 2008, was 34,050,203. Our common stock is traded on the National Association of Securities Dealers Over-the-Counter Bulletin Board market under the symbol "BNGOF".

APPLICABLE ONLY TO CORPORATE REGISTRANTS The number of outstanding shares of the issuer's common stock, no par value per share, was 34,050,203 as of March 28, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

The merger of Bingo.com, Inc. with Bingo.com, Ltd., which was approved by the Securities Exchange Commission on March 8, 2005, and is effective on April 7, 2005, is described in the prospectus filed under Rule 424(b) of the Securities Act and the Form S-4, which were filed on March 9, 2005, and March 4, 2005, respectively. The Company filed Form SB2 on September 18, 2007, for the registration of shares originally issued in the private placement.

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

We generate revenue from players depositing funds into their account on our website and then playing games for money. An additional source of revenue comes from selling advertising on our portal to other companies who wish to advertise their products to our user demographic. We obtained a gaming license and commenced gaming operations from Curacao, Netherlands Antilles in May 2005. We are currently in the process of applying for an Alderney gaming license to enable us to advertise in the United Kingdom.

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

We conduct our business through the Anguilla incorporated entity; through our wholly-owned subsidiary English Bay Office Management Limited ("English Bay"); through Bingo.com (UK) plc ("Bingo UK"), through Bingo.com Services Limited ("Bingo Services") and through Bingo.com N.V.

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

On February 5, 2007, Bingo.com Services Limited was incorporated under the laws of England and Wales.

We also maintain a number of inactive wholly-owned subsidiaries.  These are :

-    Bingo.com (Antigua), Inc., ("Bingo.com (Antigua") incorporated as an Antigua International Business Corporation on April 7, 1999, as Star Communications Ltd. and changed its name to Bingo.com. (Antigua), Inc. on April 21, 1999;

-    Bingo.com (Wyoming), Inc., incorporated in the State of Wyoming on July 14, 1999;

-    Bingo.com Acquisition Corp., incorporated in the State of Delaware on January 9, 2001.

-    Bingo.com Operations Limited, incorporated in Malta on September 25, 2007.

All four of the inactive subsidiaries were incorporated to facilitate the implementation of business plans that we have since modified and refocused and, consequently, there is no activity in these entities.

Subsequent to the year ended December 31, 2007, the following companies were incorporated:

-      Bingo.com (Alderney) Limited, incorporated in Alderney, Channel Islands on January 15, 2008.

-      Coral Reef Marketing Inc., incorporated in Anguilla, British West Indies on January 21, 2008.

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

During the year ended December 31, 2007, we made payments totaling $94,790 (2006 $101,659) based on 4% of the preceding month's gross revenue as defined in the amended agreement. T. M. Williams, the President and Chief Executive Officer of the Company is the potential beneficiary of several discretionary trusts that hold approximately 80% of the shares of Bingo, Inc.

Business Overview

Our objective is to become the leading online provider of bingo based games and entertainment. We intend to leverage the worldwide popularity of bingo with the growth of the Internet to become the premier bingo portal.

We are in the business of developing and operating an entertainment and service based website which provides a variety of games, both free and for money. We have focused our website around our core competency of bingo and related soft games but have also included other forms of entertainment which are appreciated by our demographic. This enhanced content currently includes chat rooms, and communities and will be continually developed to build customer loyalty. We are attempting to create a value-based website, complete with online services and an extensive database of registered players.

The entertainment and other content provided on the bingo.com portal does not include "adult" content.

Gaming Revenue Business

During the quarter ended June 30, 2005, Bingo.com, N.V., a subsidiary of Bingo.com, Ltd. commenced gaming for cash whereby players purchase bingo cards and wager on other soft games such as video poker, hi-lo, and slots with the target audience being the United States and the games played in US dollars.

On September 30, 2006, the United States Senate passed the Unlawful Internet Gambling Enforcement Act 2006 ("UIGEA"), which was signed into law by President Bush, on October 13, 2006. The legislation aimed to prohibit the funding of illegal online gambling to United States citizens and residents. Effective October 12, 2006, in response to the UIGEA we sold our United States player database and related assets to an unrelated company. The asset disposition included the registered online gaming players, the gaming servers, and the complete database of real money players. The asset disposition price was $1,200,050 payable at a variable rate over the subsequent period until fully paid.  As at December 31, 2007, $300,000 of the $1,200,050 had been paid.

During the quarter ended June 30, 2007, we launched our United Kingdom focused website, with games targeted to the United Kingdom audience and the games played in British pounds sterling. Gaming revenue from the Bingo.com website accounted for approximately 94% of our revenue for the year ended December 31, 2007. Moving forward we will focus our marketing on attracting additional players from jurisdictions such as the United Kingdom where Internet gambling is regulated and considered legal.

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

We have in the past used the appeal of the bingo.com domain name to sell advertising on the free section of the website, which was our primary revenue source. During the quarter ended June 30, 2005, we commenced offering traditional bingo and other pay-for-play games to our players, which replaced advertising as our main source of revenue. Advertising revenue from the bingo.com website accounted for approximately 6% of our revenue for the year ended December 31, 2007. Although many of our games are free to play, players are required to register to receive points and to win prizes and to access certain features on the site. All registration information is stored in online databases. We intend to continue to build awareness of, and drive traffic to, bingo.com through a marketing program consisting of various elements such as strategic alliances and online and off-line advertising, in order to strengthen our search engine rankings and rebuild our advertising revenue stream.

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

Revenue streams

In 2007, we generated 94% of our revenue from gaming revenue and 6% of our revenue from advertising revenue. We earned these revenues from our portal through a variety of ways, such as the following:

-     Offering bingo and other similar games, such as slots, for money to our players.

-     Banner and button advertisements on our website;

-     Sponsorships of email newsletters or parts of our site;

-     Exchanging links with other websites.

Throughout 2007 we were focused primarily on increasing our gaming revenue at the expense of our advertising revenue. During the year ended December 31, 2005, we suspended the majority of the sale of advertising and focused entirely on the gaming revenue component of the business.  With the passing of the United States Unlawful Internet Gambling Act in October of 2006, we again began to serve advertising in North America and from that point only market directly to those jurisdictions in the world where Internet gaming is regulated and legalized.

Advertising revenue calculations are based on click-throughs, percentage of sales transactions, or other methods depending on the details of the agreements. The majority of the advertising revenue earned in 2007 was calculated on a Cost Per Acquisition ("CPA") basis.

Expand registered user database

We have demonstrated the ability to attract and keep a large subscriber base. It is our intention to continue the growth of our database through strategic partnerships with affinity groups and penetration of traditional bingo venues by use of targeted promotions with suppliers of goods and services to such venues.

Entertainment and game sites have become increasingly popular and are showing strong growth rates. Our website traffic reports indicate that between 500 and 1,000 new players a day are registering with www.bingo.com. There has been in excess of 10,000 visitor sessions per day, with an average visitor session length of more than 30 minutes. It is our belief that, if current traffic rates can be maintained, we will continue to maintain our status as a premier, bingo centric, online gaming destination.

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

Extend and enhance the value of the brand name

We believe that establishing a readily recognizable world-wide brand name is critical to attracting a larger player base and generating additional revenue. We believe that our bingo.com website has inherent value as a brand name and we intend to aggressively expand our player base by promoting that name. In targeted markets, we intend to pursue online and offline marketing strategies, promotional opportunities, and strategic alliances to make the Bingo.com website the leading entertainment destination for bingo on the Internet. Amongst the initiatives being considered are the exploration of co-branding opportunities with land-based bingo halls in the United Kingdom and Europe where our brand may be displayed in such land-based bingo halls in exchange for promotion of those halls on our website.  To date, we have not agreed with any land-based bingo halls to a co-branding agreement. Additionally, depending upon whether the regulatory framework in a particular jurisdiction permits its residents to play bingo for money, we would like to enter into strategic alliances with members of the non-profit sector to drive traffic from their websites to our website in exchange for a share of the profits generated by those players.  To date, we have not entered any strategic alliances agreements.

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

Need for Government Approval of Principal Products or Services and Effect of Existing or Probable Governmental Regulations on our Business

On September 30, 2006, the United States Congress passed the Unlawful Internet Gambling Enforcement Act 2006 ("UIGEA"), which was signed into law by President Bush, on October 13, 2006. The legislation aimed to prohibit the funding of illegal online gambling to United States citizens and residents. This law had a major effect on our business and industry. Effective October 12, 2006, in response to the UIGEA, we sold our United States player database and related assets to an unrelated company.

We are focused on the United Kingdom market and therefore we are subject to the new Gambling Law in the United Kingdom. As a result, how we operate a broad spectrum of our business may be affected, including how and what we market and where our gaming licence and servers must be located. As we look to expand into other markets, it is likely we will be subject to further local laws and regulations which may require other changes to how we operate our games and website.

Current anti-Internet gambling sentiment in the United States appears to be expanding to include taking action against "publisher" websites based in the United States.  Any website which accepts advertising from Internet gambling websites is potentially at risk.  In 2003, the United States government started a grand jury investigation, led by the United States attorney's office in St. Louis, to look into American companies working with offshore casinos.  In April 2004, United States marshals seized approximately $3 million in advertising proceeds paid by an offshore casino to Discovery Networks under an "aiding and abetting" legal theory.  Many of our advertisers will be affected by this bill and therefore our revenue stream may be affected.

Due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted, covering issues such as user privacy, defamation, pricing, taxation, content regulation, quality of products and services, and intellectual property ownership and infringement.  Such legislation could expose us to substantial liability as well as dampen the growth in use of the Internet, decrease the acceptance of the Internet as a communications and commercial medium, or require us to incur significant expenses in complying with any new regulations.

The applicability to the Internet of existing laws governing issues such as gambling, property ownership, copyright, defamation, obscenity and personal privacy is uncertain.  We may be subject to claims that our services violate such laws.  Any new legislation or regulation in the United States, Canada or elsewhere or the application of existing laws and regulations to the Internet could damage our business.  In addition, because legislation and other regulations relating to online games vary by jurisdiction, from state to state and from country to country, it is difficult for us to ensure that our players are accessing our portal from a jurisdiction where it is legal to play our games.  We therefore, cannot ensure that we will not be subject to enforcement actions as a result of this uncertainty and difficulty in controlling access.

In addition, our business may be indirectly affected by our suppliers or customers who may be subject to such legislation.  Increased regulation of the Internet may decrease the growth in the use of the Internet or hamper the development of Internet commerce and online entertainment, which could decrease the demand for our services, increase our cost of doing business or otherwise have a material adverse effect on our business, results of operations and financial condition.

Costs and Effects of Compliance with Environmental Laws

Our company is in the business of developing and operating an entertainment and service based website designed to provide a variety of free bingo games and other forms of entertainment focused on the game of bingo.  To the best of our knowledge, no federal, state or local environmental laws are applicable to our business.

Employees

As of December 31, 2007, we had fourteen full-time employees, not including temporary personnel, consultants, and independent contractors. We retain consultants to provide special expertise in developing strategy, marketing, software and technologies and outsource our development resources. We outsource our customer support, including in-game chat, email and phone support, to an established support company. None of our employees is represented by a labor union, and we believe that our relationship with our employees is good.

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

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

At the end of fiscal 2007, the majority of our equipment was located in Curacao, Netherlands Antilles with the remainder in Canada.

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

Our primary administrative, sales and marketing facility is located in leased space in Vancouver, British Columbia.  This facility comprises approximately 2,480 square feet.  We entered into this lease on September 30, 2005, for a term of sixty months and ending September 30, 2010. The monthly rental is approximately $5,900.

During the year ended December 31, 2007, we opened an office in London, United Kingdom, where we rent space on a monthly basis for 1,500 pounds sterling per month from a current director of the Company.

We believe that these facilities will be adequate to meet our requirements for the near future and that suitable additional space will be available if needed. Other than described above, neither we, nor any of our subsidiaries presently own or lease any other property or real estate.

ITEM 3. LEGAL PROCEEDINGS.

On February 18, 2005, Campney & Murphy, a Partnership, who acted for the Company prior to their dissolution on or about August 31, 2003, filed a suit in the Supreme Court of British Columbia against the Company. The suit was related to non-payment of invoices of CAD$57,556.02, plus interest, for services rendered prior to August 17, 2001. During the year ended December 31, 2007, the Company's offer to settle the suit for the sum of CAD$10,000 was accepted by Campney & Murphy. Further to such settlement, a Consent Dismissal Order was filed in the Supreme Court of British Columbia dismissing both the suit brought by Campney & Murphy and the counterclaim brought by the Company, without costs to either party.

We are not currently a party to any legal proceedings and were not a party to any other legal proceeding, other than the case listed above, during the fiscal year ended December 31, 2007. We are currently not aware of any other legal proceedings proposed to be initiated against us. However, from time-to-time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our Annual Meeting of Stockholders in Vancouver on July 26, 2007. There were no submissions of matters to a vote of security holders during the fourth quarter of 2007.

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

Quarter Ended	High (1)	Low (1)
December 31, 2007	$0.40	$0.30
September 30, 2007	$0.40	$0.28
June 30, 2007	$0.55	$0.27
March 31, 2007	$0.52	$0.26
December 31, 2006	$0.77	$0.26
September 30, 2006	$0.97	$0.75
June 30, 2006	$0.97	$0.70
March 31, 2006	$0.95	$0.58

1.             Prices as per Yahoo!TM Finance

On March 28, 2008, the last reported sale price of our common stock, as reported by the OTCBB, was $0.35 per share.

As of March 28, 2008, we believe there are approximately 2,087 shareholders (including nominees and brokers holding street accounts) of our shares of common stock.

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

Recent Sales of Unregistered Securities

On March 21, 2007, we issued 6,000,000 common shares at $0.25 per share to two subscribers.  We also issued 3,000,000 warrants which are exercisable into 3,000,000 common shares at $0.35 per share.  400,000 of these shares were issued under Regulation S and 5,600,000 of these shares were issued under Rule 506 of Regulation D.  None of the subscribers who received shares under Regulation S are U.S. Persons as defined in Rule 902(k) of Regulation S, and no sales efforts were conducted in the U.S., in accordance with Rule 903(c).  The subscriber to the offering under Regulation S acknowledged that the securities purchased must come to rest outside the U.S., and the certificates will contain a legend restricting the sale of such securities until the Regulation S holding period is satisfied.  The subscriber who received shares under Rule 506 of Regulation D warranted their eligibility as an "Accredited Investor" as that term is defined in Regulation D.

Securities authorized for issuance under equity compensation plans.

We have reserved a total of 1,895,000 common shares for issuance under our 1999 stock option plan.  Pursuant to this plan we have 986,500 stock purchase options (2006 - 992,000) outstanding at December 31, 2007. During the year ended December 31, 2007, there were no options exercised, issued under the 1999 plan. During the year ended December 31, 2007, 5,500 options issued under the 1999 plan, expired unexercised.

We have reserved a total of 5,424,726 common shares for issuance pursuant to grants under the 2001 stock option plan.  Pursuant to this plan we have 1,823,300 stock purchase options (2006 - 2,017,450) outstanding as at December 31, 2007. 1,373,300 of the stock options outstanding at December 31, 2007, were granted with vesting provisions as to 10% vesting at the grant date, an additional 15% vesting one year following the date of grant and an additional 2% vesting per month thereafter. During the year ended December 31, 2007, the holders of the stock options exercised 385,150 of their options, issued under the 2001 plan, whose options prices ranged between $0.05 and $0.10. During the year ended December 31, 2007, 59,000 options issued under the 2001 plan, expired unexercised. Subsequent to the year ended December 31, 2007, the holders of the stock options exercised 24,500 of their options, issued under the 2001 plan, whose options price was $0.10 and 300 stock options issued under the 2001 plan, expired unexercised.

We have reserved a total of 2,000,000 common shares for issuance under our 2005 stock option plan.  Pursuant to this plan we have 1,800,942 stock purchase options (2006 : 1,195,942) outstanding at December 31, 2007. 1,463,750 of the stock options outstanding at December 31, 2007, were granted with vesting provisions as to 10% vesting at the grant date, an additional 15% vesting one year following the date of grant and an additional 2% vesting per month thereafter. During the year ended December 31, 2007, there were no stock options, issued under the 2005 plan, exercised, however 95,000 stock options issued under the 2005 plan expired unexercised.

The 1999 and 2001 plans were approved in 2001 by our shareholders and the 2005 plan was approved by our shareholders in 2005.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,610,742	$0.28	3,002,034
Equity compensation plans not approved by security holders	0	0	0
Total	4,610,742	$0.28	3,002,034

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

Ninety-four percent of our revenue in 2007 was derived from gaming revenues and six percent from the sale of Internet advertising. We expect that in the future, gaming revenue, focused on bingo, will continue to contribute the majority of our total revenue.

We have made a significant investment in the development of our website, purchase of domain name, branding, marketing, and maintaining operations.  As a result we have incurred significant losses since inception, and as of December 31, 2007, had an accumulated deficit of $11,106,763.

Moving forward, we will continue to control operating costs and expansion costs with the objective to operate profitably and efficiently.

The consolidated statement of operations data for the years ended December 31, 2007, and 2006, and the consolidated balance sheet data as of December 31, 2007, and 2006, are derived from our audited consolidated financial statements included in Item 7 of this report, which have been audited by Dohan and Company, CPA's, P.A., independent auditors. The consolidated statement of operations data for the years ended December 31, 2005, 2004, and 2003 and the consolidated balance sheet data as of December 31, 2005, 2004, and 2003, are derived from audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of results to be expected in any future period.

Consolidated Statement of Operations Data:

		Year Ended December 31,
	2007	2006	2005	2004	2003

Revenue
Advertising revenue	$143,646	$149,696	$1,386,479	$1,158,620	$888,888
Gaming revenue	2,226,099	2,393,765	594,582	-	-
Total revenue	2,369,745	2,543,461	1,981,061	1,158,620	888,888

Cost of revenue	1,404,851	842,724	485,419	245,594	211,253
Gross profit	964,894	1,700,737	1,495,642	913,026	677,635
Operating expenses excluding interest and other income (expenses)	2,430,418	2,042,697	1,397,417	991,595	974,887
Interest and other income	33,181	28,124	22,565	6,929	61,761
Net (loss) income	(1,432,343)	$(313,836)	$120,790	$(71,640)	$(235,491)

Basic and diluted net (loss) income per share	$(0.04)	$(0.01)	$0.00	$(0.00)	$(0.02)
Weighted average common shares Outstanding	32,784,405	27,275,700	26,066,441	20,183,438	11,104,608

		Year Ended December 31,
	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data:
Cash	$744,596	$521,203	$1,071,088	$74,032	$34,046
Total assets	2,516,749	2,359,587	2,738,652	1,571,889	1,477,173
Total liabilities	363,112	434,576	767,775	932,985	2,619,691
Long term obligations	-	1,457	9,403	157,042	1,585,858
Total stockholders' equity (deficit)	2,153,637	1,925,011	1,970,877	638,904	(1,142,518)
Working capital (deficit)	648,123	475,824	581,855	(625,376)	(1,177,144)

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

SOURCES OF REVENUE AND REVENUE RECOGNITION

We generate our revenue from providing Internet games for money and from the sale of advertising on our website. For the gaming revenue, we recognize revenue on the basis of total dollars wagered, including bonus wagered, on all games less all winnings payable to players. For advertising revenue, we recognize as revenues the amount paid to us upon the delivery and fulfillment of advertising in the form of banner and button ads, email, rich media and newsletters, provided that the collection of the resulting receivable is probable.

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

		Three Months Ended
	March 31 2007	June 30 2007	September 30 2007	December 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Advertising revenue	$6,300	12,000	34,761	90,585
Gaming revenue	-	226,025	954,815	1,045,259
Total Revenue	6,300	238,025	989,576	1,135,844

Cost of revenue	30,330	139,451	451,187	783,883
Gross profit	(24,030)	98,574	538,389	351,961
Operating expenses and other (income) / expenses	304,937	632,901	934,176	525,223
Net loss from continuing operations	$(328,967)	(534,327)	(395,787)	(173,262)
Basic and diluted net loss per share	$(0.01)	(0.02)	(0.01)	(0.01)
Weighted average common shares, basic and diluted	29,393,291	30,678,252	33,949,535	33,982,103

		Three Months Ended
	March 31 2006	June 30 2006	September 30 2006	December 31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Advertising revenue	$116,046	$13,150	$11,650	$8,850
Gaming revenue	593,965	883,127	821,893	94,780
Total Revenue	710,011	896,277	833,543	103,630

Cost of revenue	209,319	303,534	292,799	37,072
Gross profit	500,692	592,743	540,744	66,558
Operating expenses and other (income) / expenses	482,098	537,194	591,995	403,285
Net income (loss) from continuing operations	$18,594	$55,549	$(51,251)	$(336,727)
Basic and diluted net income (loss) per share	$0.00	$0.00	$(0.00)	$(0.01)
Weighted average common shares, basic	26,783,903	27,191,947	27,530,229	27,640,553
Weighted average common shares, diluted	30,165,429	31,535,731	27,530,229	27,640,553

Our financial statements and related schedules are described under "Item 7. Financial Statements".

RESULTS OF OPERATIONS

Years Ended December 31, 2007 and 2006

            Revenue

Total revenue decreased to $2,369,745 for the year ended December 31, 2007, a decrease of 7% over revenue of $2,543,461 for the same period in the prior year. Gaming revenue decreased to $2,226,099 for the year ended December 31, 2007, a decrease of 7% over gaming revenue of $2,393,765 for the same period in the prior year. During the year ended December 31, 2005, we introduced traditional bingo for cash to our players. Effective October 12, 2006, in response to the United States Unlawful Internet Gambling Enforcement Act of 2006 we sold our US players and related assets to an unrelated company. During the second quarter of 2007, we launched a United Kingdom website. Advertising Revenue decreased to $143,646 for the year ended December 31, 2007, a decrease of 4% over revenue of $149,696 for the same period in the prior year.

            Cost of revenue

We recorded cost of revenue of $1,404,851 during the year ended December 31, 2007, an increase of $562,127 or 67% compared to costs of $842,724 for the same period in the prior year. The gross margin reduced to 41% in 2007 from 67% in 2006.

Cost of revenue consists of bonuses granted on deposits made by players, the cost of hosting the website, payment processing fees in relation to deposits from and withdrawals to our players, software license fees, and the domain name purchase payments. This increase in the cost of revenue in 2007 is due to the launch of the UK website and the many bonuses granted to players to encourage them to play on our website (e.g. The deposit bonus). The awarding of deposit bonuses is required both to be competitive with other bingo-oriented websites and to build a large customer base as quickly as possible.

            Sales and marketing expenses

Sales and marketing expenses increased to $1,239,676 for the year ended December 31, 2007, an increase of $343,838 or 38% over fiscal 2006 Sales and marketing expenses of $895,838. Sales and marketing expenses principally include costs for signup bonuses, marketing, prizes for our players and other bonuses and incentives offered to gaming players. This increase in sales and marketing expenses in fiscal 2007 is due to the launching of the United Kingdom website and offering greater bonuses to players to attract more play and increase in promotions and advertising, especially television advertising, to launch the website in the United Kingdom.

We expect to continue to incur sales and marketing expenses to increase traffic from the United Kingdom and other selected markets and, consequently, deposits to our web portal. These costs will include bonuses and incentives, commissions, salaries, advertising, and other promotional expenses intended to increase our subscriber base and improve gaming revenue. There can be no assurances that these expenditures will result in increased traffic or significant additional revenue.

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our office, legal and professional fees, and other general corporate and office expenses. General and administrative expenses increased to $448,646 for the year ended December 31, 2007, a 6% increase over costs of $423,176 for the previous year. General and administrative expenses have increased in comparison to the prior year due to legal advice for the filing of the SB2, the launch of the United Kingdom website and the establishment of the United Kingdom office.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants and benefits increased to $868,120 during the year ended December 31, 2007, an increase of 30% over costs of $667,122 for the previous year. This increase is due to the recruitment of additional staff in order to run the expanded business and regular increases in the rates of pay.

Depreciation and amortization

Depreciation and amortization includes depreciation of our equipment, as well as amortization of intangible asset relating to the email list. Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years.  Depreciation increased to $61,892 during the year ended December 31, 2007, a decrease over depreciation of $62,003 during the prior year. This decrease in depreciation and amortization can be explained due to the aging of assets, which is offset by the acquisition of equipment, especially computers and servers, to enable us to run the expanded business.

Stock based Compensation

During the year ended December 31, 2006, the Company adopted SFAS No. 123R (revised 2004) Share-Based Payments, which requires us to expense stock options granted. Stock based compensation increased to $122,068 during the year ended December 31, 2007, an increase over stock based compensation of $113,450 during the prior year. This increase in stock based compensation is due to stock options granted in 2007.

            Provision for doubtful accounts

During the year ended December 31, 2007, we collected $107,486 in doubtful accounts, compared to providing $206,241 for doubtful accounts in the prior year. The funds collected during the year ended December 31, 2007, related to funds deposited at the First Curacao International Bank, which has suspended trading and has been placed under the control of the Central Bank of Curacao by the Court of the Netherlands Antilles. The Company had fully provided for these funds in the prior year. In addition, during the year ended December 31, 2006, we provided for the possible inability to collect funds, held with certain payment processors, which have retained these funds in response to the passing of the United States Unlawful Internet Gambling Enforcement Act. These funds have still not been collected.

Profit on sale of US Gaming players

Effective October 12, 2006, the Company, in response to the United States Unlawful Internet Gambling Enforcement Act, sold its United States players and related assets for $1,200,050, to an arms length third party payable by the purchaser at a variable rate over the subsequent months until fully paid. We recognize the profit from the sale of these assets as and when payment is received. During the year ended December 31, 2007, we collected $120,000 (2006 - $180,000) of the $1,200,050 due.

Other income and expenses

During the year ended December 31, 2007, we made gains of $101,509 (2006 - $158,574) from the settlement of debts with creditors. The majority of this gain for the year ended December 31, 2007, resulted from the settlement of the legal dispute with Campney & Murphy.

During the year ended December 31, 2007, we incurred foreign exchange losses of $19,011 compared to foreign exchange losses of $7,334 in the prior year. These losses are due to balances held in Canadian dollars, which were affected by the weakness of the US Dollar in relation to the Canadian Dollar.

During the year ended December 31, 2007, we received interest income of $22,083, an increase of 29% compared to interest income of $17,171 in the prior year. The interest income is received from bank term deposits from investing the cash raised in the private placement during the year ended December 31, 2007.

During the year ended December 31, 2007, we received other income of $11,098, an increase of 1% compared to other income of $10,953 in the prior year. This other income is received from administration services offered to a company whose director is a current director of our Company.

            Income taxes

No income taxes were payable in 2007 or in 2006, as a result of the operating losses recorded in previous years. During the year ended December 31, 2005, the Bingo.com, Inc. merged with its subsidiary Bingo.com, Ltd. in Anguilla, British West Indies. Anguilla is a zero tax jurisdiction and therefore accordingly, we have not booked an income tax benefit at December 31, 2007 and 2006. All losses incurred can be carried forward for seven years for Canadian income tax purposes.

            Net (loss) / income and (loss) / income per share

We ended the year with a net loss of ($1,432,343), a basic and diluted loss per share of ($0.04), compared to prior year's net loss and loss per share of ($313,836) and ($0.01), respectively. This increase in net loss compared to the prior year is due to the cessation of our US facing business in the fourth quarter of 2006, and the subsequent period of significantly reduced revenues prior to the launch of the UK website during the quarter ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $744,596 and positive working capital of $648,123 at December 31, 2007. This compares to cash of $521,203 and positive working capital of $475,824 at December 31, 2006. During the year ended December 31, 2007, we completed private placement offerings of 6 million units at $0.25 per unit.  Total proceeds of the offerings was $1.5 million.  Each unit consists of one common share and one half common share purchase warrant.  Each whole warrant is exercisable into one additional common share for a period of two years at an exercise price of $0.35 per share.  The warrants are non-transferable.

During the year ended December 31, 2007, we used cash of $1,397,440 in operating activities compared to using cash of $762,033 in the prior year. The increase in cash outflow from operating activities in 2007 is due to the launch of the UK website during the quarter ended June 30, 2007.

Net cash generated by financing activities was $1,526,126 in the year ended December 31, 2007, which compares to cash generated of $139,500 in 2006. This increase in cash generated is due to the cash raised in the private placements during the year ended December 31, 2007. The cash generated in the year ended December 31, 2006, relates to the exercise of employee stock options by our staff.

We generated cash of $94,707 in investing activities in 2007, compared to cash generated of $72,648 in the prior year. This increase in cash generated in investing activities is due to our response to the United States Unlawful Internet Gambling Enforcement Act, whereby we sold our United States players and related assets. In 2006 the cash generated from the sale of US players was offset by the acquisition of equipment, especially servers for operating the expanded business.

Our future capital requirements will depend on a number of factors, including costs associated with development and marketing of our Web portal, the success and acceptance of gaming operations and the possible acquisition of complementary businesses, products and technologies.

AUDIT COMMITTEE

Our audit committee consists of two directors and reports to the Board of Directors. The audit committee meets regularly throughout the year and met with the independent auditors on March 27, 2008, and approved the financials statements for the year ended December 31, 2007.

ITEM 7. FINANCIAL STATEMENTS.

BINGO.COM, LTD. and subsidiaries

(Formerly Bingo.com, Inc.)

Consolidated Financial Statements

Years ended December 31, 2007 and 2006

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

                                                                                    Email               info@uscpa.com

                                                                                    Internet           www.uspca.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Bingo.com, Ltd. and Subsidiaries

The Valley, Anguilla, B.W.I.

We have audited the accompanying consolidated balance sheets of Bingo.com, Ltd. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders equity and cash flows for the years then ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bingo.com, Ltd. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Dohan and Company, CPA's

Miami, Florida

March 26, 2008

BINGO.COM, LTD. and subsidiaries

Consolidated Balance Sheets

December 31,	2007	2006
Assets
Current assets:
Cash	$744,596	$521,203
Accounts receivable, less allowance for doubtful accounts $36,778 (2006 $206,241) (Note 4)	143,186	218,876
Prepaid expenses	123,453	168,864
Total Current Assets	1,011,235	908,943

Equipment, net (Note 5)	129,568	145,402

Other assets	110,878	30,287

Domain name rights and intangible assets (Note 6)	1,265,068	1,274,955

Deferred tax asset, less valuation allowance of $754,719 (2006 - $976,168) (Note 9)	-	-

Total Assets	$2,516,749	$2,359,587

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$170,833	$359,806
Accrued liabilities	67,021	56,936
Accounts payable and accrued liabilities - related party (Note 10)	24,772	16,377
Unearned revenue	100,486	-
Total Current Liabilities	363,112	433,119

Long-term loan payable - related party (Note 10)	-	1,457

Total Liabilities	363,112	434,576

Commitments (Note 8)
Contingent liabilities (Notes 12, 13 and 14)

Stockholders' equity (Note 7):
Common stock, no par value, unlimited shares authorized, 34,025,703 shares issued and outstanding (December 31, 2006 - 27,640,553)	13,235,820	11,574,851
Accumulated deficit	(11,106,763)	(9,674,420)
Accumulated other comprehensive loss: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	2,153,637	1,925,011

Total Liabilities and Stockholders' Equity	$2,516,749	$2,359,587

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and subsidiaries

Consolidated Statements of Operations

Years ended December 31,	2007	2006

Advertising revenue	$143,646	$149,696
Gaming revenue	2,226,099	2,393,765
Total revenue	2,369,745	2,543,461

Cost of producing revenue	1,404,851	842,724

Gross profit	964,894	1,700,737

Operating expenses:
Depreciation and amortization	61,892	62,003
General and administrative	448,646	423,176
Provision for doubtful accounts	(107,486)	206,241
Salaries, wages, consultants and benefits	868,120	667,122
Stock based compensation	122,068	113,450
Selling and marketing	1,239,676	895,838
Total operating expenses	2,632,916	2,367,830

Loss before other income (expense) and income taxes	(1,668,022)	(667,093)

Other income (expense):
Foreign exchange losses	(19,011)	(7,334)
Gain on settlement of debt	101,509	158,574
Loss on disposal of equipment	-	(6,107)
Interest income	22,083	17,171
Other income	11,098	10,953
Profit from sale of US players and related assets (Note 3)	120,000	180,000

Loss before income taxes	(1,432,343)	(313,836)

Income tax expense	-	-

Net loss	$(1,432,343)	$(313,836)

Net loss per common share, basic and diluted (Note 2)	$(0.04)	$(0.01)

Weighted average common shares outstanding, basic and diluted (Note 2)	32,784,405	27,275,700

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit)

Years ended December 31, 2007 and 2006

	Common stock				Accumulated Other Comprehensive loss
	Shares	Amount	Subscription shares	Accumulated (Deficit)	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2005	26,775,903	$ 11,284,281	22,600	$ (9,360,584)	$ 24,580	$ 1,970,877

Issuance of shares - subscription shares	252,000	22,600	(22,600)	-	-	-

Exercise of stock options	612,650	147,446	-	-	-	147,446

Stock-based compensation	-	113,450	-	-	-	113,450

Issuance of consultant stock options	-	7,074	-	-	-	7,074

Net loss	-	-	-	(313,836)	-	(313,836)
Balance, December 31, 2006	27,640,553	$ 11,574,851	$ -	$ (9,674,420)	$ 24,580	$1,925,011

Private placement	6,000,000	1,500,000	-	-	-	1,500,000

Exercise of stock options	385,150	27,582	-	-	-	27,582

Stock-based compensation	-	122,068	-	-	-	122,068

Issuance of consultant stock options	-	11,319	-	-	-	11,319

Net loss	-	-	-	(1,432,343)	-	(1,432,343)
Balance, December 31, 2007	34,025,703	$13,235,820	$-	$(11,106,763)	$ 24,580	2,153,637

 See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31,	2007	2006
Cash flows from operating activities:
Net loss	$(1,432,343)	$(313,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	61,892	62,003
Gain on settlement of debt	(101,509)	(158,574)
Loss on disposal of equipment	-	6,107
Stock-based compensation	122,068	113,450
Issuance of consultant stock option	11,319	7,074
Provision for doubtful accounts	-	206,241
Profit from the sale of US players and related assets	(120,000)	(180,000)
Changes in operating assets and liabilities:
Accounts receivable	64,812	(258,577)
Prepaid expenses	45,411	(66,824)
Inventory	-	559
Other assets	(80,591)	(12,977)
Accounts payable and accrued liabilities	(68,984)	(31,427)
Unearned revenue	100,486	(135,252)
Net cash used in operating activities	(1,397,439)	(762,033)

Cash flows from investing activities:
Acquisition of equipment	(25,405)	(115,859)
Proceeds from sale of US players and related assets	120,000	180,000
Proceeds on disposal of equipment	112	8,507
Net cash provided by investing activities	94,707	72,648

Cash flows from financing activities:
Exercise of stock options	27,582	147,446
Private placement	1,500,000	-
Repayment of loans and notes payable	(1,457)	(7,946)
Net cash provided by financing activities	1,526,125	139,500

Change in cash	223,393	(549,885)

Cash, beginning of year	521,203	1,071,088
Cash, end of year	$744,596	$521,203

Supplementary information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash transactions:
Acquisition of equipment in exchange for settlement of debt	$10,878	$-

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

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

2.    Summary of significant accounting policies:

(a)  Basis of presentation:

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial statements include the accounts of the Company's wholly-owned subsidiaries, English Bay Office Management Limited (registered in Canada), Bingo.com N.V. (registered in Curacao, Netherlands Antilles), Bingo.com (Antigua) Inc., Bingo.com (Wyoming) Inc., Bingo Acquisition Corp, Bingo.com Operations Limited (Malta), Bingo.com Services Limited (registered in the Untied Kingdom) and the 99% owned subsidiary, Bingo.com (UK) plc. (registered in the Untied Kingdom) All material intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

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

(e)  Cash and cash equivalents:

Cash and cash equivalents include cash on hand and, on on occasion, short term investments. The Company considers all highly liquid instruments purchased with a remaining maturity of less than three months at the time of purchase as cash equivalents.

(f)   Accounts receivable:

Trade and other accounts receivable are reported at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable includes receivables from payment processors and trade receivables from customers. The Company estimates doubtful accounts on an item-by-item basis and includes over-aged accounts as part of allowance for doubtful accounts, which are generally ones that are ninety-days overdue.  Bad debt expense, for the year ended December 31, 2007, was $nil (2006 - $211,258), including a provision for doubtful accounts of $nil (2006 - $206,241). Bad Debt recovery for the for the year ended December 31, 2007, was $107,486.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

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

      (h)  Advertising:

The Company expenses the cost of advertising in the period in which the advertising space or airtime is used. Advertising costs charged to selling and marketing expenses in 2007 totaled $221,763 (2006 - $165,673).

(i)  Stock-based compensation:

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

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2007	2006
Expected dividend yield	-	-
Expected stock price volatility	90 - 101%	52 - 175%
Weighted average volatility	134%	147%
Risk-free interest rate	4.45 - 4.68%	0.98 - 4.93%
Expected life of options	2.5 - 5 years	2.5 - 3.56 years
Block discount applied	40%	40%

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

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

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

2.      Summary of significant accounting policies (Continued):

(l) Net (loss) income per share: (Continued)

Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The earnings per share data for the year ended December 31, 2007 and 2006 are summarized as follows:

	2007	2006
Net loss for the year - as reported	$(1,432,343)	$(313,836)

Basic earnings per share weighted average number of common shares outstanding	32,784,405	27,275,700

Effect of dilutive securities
Stock Options	2,019,328	4,508,053

Diluted earnings per share weighted average number of common shares outstanding	34,803,733	31,783,753

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

(n) New accounting pronouncements:

In December 2007 the FASB issued Statement No. 141(R) "Business Combinations" ("FAS 141(R)"). FAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) applies prospectively to business

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

2.      Summary of significant accounting policies (Continued):

(n) New accounting pronouncements: (Continued)

combinations for which the acquisition date is on or after January 1, 2009. The impact of FAS No. 141R on the consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

In December 2007, the FASB issued SFAS No. 160. "Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect SFAS No. 160 to have a material impact on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial position, results of operations or cash flows.

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

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, " Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements " ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

2.   Summary of significant accounting policies (Continued):

(n) New accounting pronouncements: (Continued)

staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The provisions of SAB 108 were effective for the Company's fiscal year ending December 30, 2006. The adoption of SAB 108 did not have a material impact on the Company's consolidated financial statements.

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

3.   Sale of US players and related assets:

Effective October 12, 2006, the Company, in response to the United States Unlawful Internet Gambling Enforcement Act, sold its United States players and related assets for $1,200,050, payable by the arms-length purchaser at a variable rate over the subsequent months. The Company will recognize the profit from the sale of these assets as and when payment is received. During the year ended December 31, 2007, the Company collected $120,000 (2006 $180,000) in payment for these assets.

Amount
Sale of US players and related assets	$1,200,050

Payments received	(180,000)

Balance December 31, 2006	1,020,050

Payments received	(120,000)

Balance remaining December 31, 2007	$900,050

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

4.    Accounts Receivable:

The accounts receivable as at December 31, 2007, is summarized as follows:

	2007	2006
Accounts receivable	$179,964	$425,117

Provision for doubtful accounts	(36,778)	(206,241)

Net accounts receivable	143,186	218,876

The Company has provided $36,778 (2006 $206,241) for doubtful accounts. These doubtful accounts relate, to the remaining funds held at the First Curacao International Bank, which has been placed under the control of the Central Bank of Curacao by the Court of the Netherlands Antilles. During the year ended December 31, 2007, the Company collected $109,091 in funds held the First Curacao International Bank, but, due to the uncertainty of collection, the Company has continued to allow for the remaining funds at the First Curacao International Bank.

5.   Equipment:

2007	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$418,080	306,908	111,172
Furniture and fixtures	17,854	7,750	10,104
Leasehold improvements	12,546	4,254	8,292
	$448,480	318,912	129,568

2006	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$382,510	$260,523	$121,987
Furniture and fixtures	17,392	5,284	12,108
Leasehold improvements	12,546	1,239	11,307
	$412,448	$267,046	$145,402

Depreciation expense was $52,005 (2006 - $52,116) for the year ended December 31, 2007.

6.  Domain name rights and intangible asset:

The rights to use the domain name bingo.com were acquired in January of 1999 for a cash payment of $200,000 and the issuance of 500,000 shares of common stock of the Company at a value of $2.00 per share. The agreement was signed with Bingo, Inc., an unrelated party at the date of signing of the agreement. Under the terms of the agreement, the Company is required to make quarterly domain name purchase payments to the vendor based on 4% of annual gross revenue (as defined in the agreement), with total minimum payments of $1,100,000 in the first three years, including the initial cash payment, required over the 99 year period ended December 31, 2098. These minimum payment commitments were completed on June 30, 2002. During the year ended December 31, 2002, the agreement was amended so that the remaining

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

6.  Domain name rights and intangible asset: (Continued)

domain name purchase payments to the vendor are made monthly, based on 4% of the preceding month's gross revenue. During the year ended December 31, 2007, expense payments of $94,790 (2006 - $101,659) were paid in accordance with the amended agreement.

Domain name rights have been capitalized on the balance sheet based on the present value of the future minimum royalty payments. In 2002, the Company suspended the amortization of the domain name in accordance with SFAS No. 142, where companies are no longer permitted to amortize indefinite life intangible assets.

The intangible asset consists of an email list of Games, Inc. The Company capitalized the cost of the legal settlement with Roger Ach, the Lottery Channel Inc. and Games, Inc., whereby the Company will receive free advertising on the Lottery Channel Inc. and Games, Inc. websites for a period of five years.

2007	Cost	Accumulated amortization	Net book Value

Domain name rights	$1,934,500	$677,259	$1,257,241
Intangible asset - email list	49,436	41,609	7,827
	$1,983,936	$718,868	$1,265,068

2006	Cost	Accumulated amortization	Net book Value

Domain name rights	$1,934,500	$677,259	$1,257,241
Intangible asset - email list	49,436	31,722	17,714
	$1,983,936	$708,981	$1,274,955

     Amortization expense was $9,887 (2006 - $9,887) for the year ended December 31, 2007.

7.   Stockholders' equity:

The holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company's ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.  The Company's common stock has a no par value per common stock.

(a)  Common stock issuances:

During the year ended December 31, 2007, Bingo.com, Ltd. completed private placement offerings of 6 million units at $0.25 per unit.  Total proceeds of the offering are $1.5 million.  Each unit consists of one common share and one half common share purchase warrant. Each whole warrant is exercisable into one additional common share of the Company for a period of two years at an exercise price of $0.35 per share.  The warrants are non-transferable.

During the year ended December 31, 2007, the holders of stock options exercised their options for 385,150 shares for $27,582 at exercise prices ranging from $0.05 to $0.10 per share.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

7.  Stockholders' equity: (Continued)

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

As at December 31, 2007, there were a total of 986,500 stock options (2006 - 992,000) stock options) outstanding at exercise prices ranging from $0.05 to $0.15 per share. During the year ended December 31, 2007, there were no options exercised or issued, under the 1999 plan. During the year ended December 31, 2007, 5,500 options issued under the 1999 plan expired unexercised.

Of the options outstanding at December 31, 2007, a total of 86,500 (2006 - 92,000) were issued where 10% vests at the grant date, 15% one year following the grant date and 2% per month starting 13 months after the grant date.  A total of 65,500 (2006 - 35,000) of these common stock purchase options had vested at December 31, 2007.

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

As at December 31, 2007, there were a total of 3,475,000 stock options (2006 - 3,225,000 stock options) issued, of which 1,592,700 (2006 - 1,207,550) had been exercised as at December 31, 2007. During the year ended December 31, 2007, 59,000 stock options expired unexercised. Therefore as at December 31, 2007, there were 1,823,300 (2006 - 2,017,450) stock options outstanding at exercise prices ranging from $0.05 to $0.33 per share. Of the options outstanding at December 31, 2007, a total of 1,373,300  (2006 - 1,417,450) were issued where 10% vests at the grant date, 15% one year following the grant date and 2% per month starting 13 months after the grant date.  A total of 1,465,550 (2006 - 1,285,950) of these common stock purchase options had vested at December 31, 2007.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

7.  Stockholders' equity: (Continued)

Subsequent to the year ended December 31, 2007, the holders of the stock options exercised 24,500 of their options, issued under the 2001 plan, whose options price was $0.05.  In addition, 300 stock options, issued under the 2001 plan, expired unexercised.

(iii) 2005 stock option plan:

During the year ended December 31, 2005, the Company's Board of Directors adopted the 2005 stock option plan, which was approved by the shareholders at the Annual General meeting. The Company has reserved a total of 2,000,000 common shares for issuance under the 2005 stock option plan. The Plan is intended to provide incentive to employees, directors, advisors and consultants of the Corporation to encourage proprietary interest in the Corporation, to encourage such employees to remain in the employ of the Corporation or such directors, advisors and consultants to remain in the service of the Corporation, and to attract new employees, directors, advisors and consultants with outstanding qualifications. The Board of Directors determines the terms of the options granted, including the number of options granted, the exercise price and their vesting schedule.

As at December 31, 2007, there were a total of 1,800,942 (2006 - 1,195,942) stock options outstanding at an exercise prices ranging between $0.27 and $0.91 per share. Of the options outstanding at December 31, 2007, a total of 1,463,750 (2006 933,750) were issued where 10% vests at the grant date, 15% one year following the grant date and 2% per month starting 13 months after the grant date.  A total of 829,242 (2006 - 515,042) of these common stock purchase options had vested at December 31, 2007.

A summary of stock option activity for the stock option plans for the years ended December 31, 2007 and 2006 are as follows:

	Number of shares	Weighted average exercise price
Outstanding, December 31, 2005	4,702,850	$0.21

Granted (including repriced options)	367,192	0.91
Exercised in fiscal 2005, issued in fiscal 2006	(252,000)	0.09
Exercised	(612,650)	0.24
Outstanding, December 31, 2006	4,205,392	$0.27

Granted (including repriced options)	950,000	0.29
Exercised	(385,150)	0.07
Expired	(159,500)	0.43

Outstanding, December 31, 2007	4,610,742	0.28

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

7.  Stockholders' equity: (Continued)

The following table summarizes information concerning outstanding and exercisable stock options at December 31, 2007:

Range of exercise prices per share	Number outstanding	Number exercisable	Expiry date
$0.05	24,800	24,800	January 12, 2008
0.05	300,000	300,000	April 25, 2008
0.10	258,000	242,000	January 16, 2009
0.10	55,000	49,000	February 9, 2009
0.10	300,000	300,000	April 16, 2009
0.10	844,500	640,250	August 27, 2009
0.15	777,500	725,000	September 23, 2009
0.60	753,750	529,750	July 18, 2010
0.91	62,192	62,192	May 18, 2011
0.91	285,000	108,300	June 13, 2011
0.27	590,000	194,000	February 28, 2012
0.33	275,000	95,000	March 5, 2012
0.30	85,000	8,500	October 22, 2012
	4,610,742	3,278,792

During the years ended December 31, 2007, the Company recorded stock compensation expense of $122,068 (2006 - $113,450) relating to the issuance of common stock purchase options to certain employees, officers, and directors of the Company in accordance with FASB 123.

 (c) Warrants:

During the year ended December 31, 2007, the Company issued 3,000,000 warrants which are exercisable into 3,000,000 common shares at $0.35 per share over a period of two years. The warrants are non-transferable.

8.   Commitments:

The Company leases office facilities in Vancouver, British Columbia, Canada, The Valley, Anguilla, British West Indies and London, United Kingdom. These office facilities are leased under a operating lease agreements. The Canadian operating lease agreement expires on September 30, 2010. The Anguillian operating lease expires on September 30, 2008. The United Kingdom lease, is leased from a company owned by a current director and officer of the Company. This lease is for 30 days and is automatically renewed with a 30 day notice period.

Minimum lease payments under these operating leases are approximately as follows:

2008	$75,833
2009	71,167
2010	53,376

The Company paid rent expense totaling $87,064 for the year ended December 31, 2007 (2006 - $57,942).

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

8.   Commitments: (Continued)

The Company has a management consulting agreement with T.M. Williams (Row), Inc., an Anguilla incorporated company and Mr. Williams dated August 20, 2001, (the "Williams Agreement"), amended February 28, 2002, in connection with the provision of services by Mr. Williams as President and Chief Executive Officer of the Company. The agreement was renewed for a further one year period on August 1, 2007, on substantially the same terms and conditions, whereby the Company will pay to T.M. Williams (Row), Ltd., 10% of the operating profit of the Company, as defined in the amendment, to a maximum of $25,000 per month, in arrears.

9.   Income taxes:

Bingo.com, Ltd. is domiciled in the tax-free jurisdiction of Anguilla, British West Indies. The computed benefit / expense differed from the amounts computed by applying the United States of America federal income tax rate of 34 percent and various other rates for other jurisdictions to the pretax income / losses from operations as a result of the following:

	2007	2006
Computed "expected" tax (expense) benefit	$486,997	$106,704
Increase (reduction) in income taxes resulting from income taxes in other tax jurisdictions	(487,543)	(108,566)
Other	(5,944)	3,001
Expiration of tax asset	(333,559)
Change in exchange rates	118,600	(29,031)
Change in valuation allowance	221,449	27,892
	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are presented below:

	2007	2006
Deferred tax assets:
Net operating loss carry forwards	$754,719	$976,168

Valuation Allowance	754,719	(976,168)
	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2007 and 2006, was $754,719 and $976,168, respectively.  The net change in the total valuation allowance for the years ended December 31, 2007 and 2006, was a decrease of $221,449 and $27,892 respectively.

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

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

9.   Income taxes: (Continued)

In order to fully realize the deferred tax asset attributable to net operating loss carryforwards, the Company will need to generate future taxable income of approximately $1,842,000 in Canada prior to the expiration of the net operating loss carryforwards. During the year ended December 31, 2007, $954,138 (2006 - $nil) of these net operating loss carryforwards expired in Canada.

10. Related party transactions:

The Company has received a loan of $1,457 in 2006, from a current director and officer. This loan had no fixed repayment terms and was non-interest bearing. The proceeds of this loan were used to fund ongoing working capital requirements. No loans were received during 2007.

In addition, the Company has a liability for $2,306 (2006 - $2,163) to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by a current director and officer of the Company.

Payments made to Bingo, Inc. in relation to the domain name purchase payment totaled $94,790 during the year ended December 31, 2007 (2006 - $101,659).

The Company supplied administration services of $816 (2006 - $3,281) to a company whose director is a current director and officer of the Company. In addition, the Company incurred administrative expenses in connection with this related company and as at December 31, 2007, there was a receivable balance of $13,259 (2006 - $12,808).

11. Segmented information:

The Company operates in one reportable business segment, the business of providing games and entertainment based on the game of bingo through its Internet portal, bingo.com, supported mainly by receiving deposits for the games for money and selling advertising on the website.  The revenue for the year ended December 31, 2007 and 2006, has been derived primarily from receiving deposits for the games for money.

      Equipment

The Company's equipment is located as follows:

Net Book Value	2007	2006

Canada	$78,588	$68,932
Curacao, Netherlands Antilles	50,980	76,470
	$129,568	$145,402

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

12. Concentrations:

      Major customers

For the year ended December 31, 2007, there was no single player on the gaming site who had wagered more than 10% of the total gaming revenue. The Company is reliant on various payment processors who process funds players have wagered on the gaming site. For the year ended December 31, 2007, there were two processors each receiving 90% and 10% respectively of the total funds processed during the year ended December 31, 2007.

For the year ended December 31, 2006, there was no single player on the gaming site who had wagered more than 10% of the total gaming revenue. The Company is reliant on various payment processors who process funds players have wagered on the gaming site.

For the year ended December 31, 2006, there were three processors each receiving funds 52%, 9% and 8% respectively of the funds amounts processed during the year ended December 31, 2006.

During the year ended December 31, 2007 and 2006, the Company offered limited advertising. Therefore there was no advertising sales representing more than 10% of the total sales.

13. Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions.  At December 31, 2007, the Company had total cash balances of $665,162 (2006 - $521,203) at financial institutions, where $378,441 (2006 - $139,774) is in excess of federally insured limit.

The Company has concentrations of credit risk with respect to accounts receivable, as large amounts of its accounts receivable are concentrated geographically in Canada, the United States and the United Kingdom amongst a small number of customers.

As of December 31, 2007, three customers, totaling $59,500, $26,886 and $25,389 who accounted for greater than 10% of the total accounts receivable.  As of December 31, 2006, three customers, totaling $49,206, $39,576 and $34,804 who accounted for greater than 10% of the total accounts receivable.

The Company controls credit risk through monitoring procedures and receiving prepayments of cash for services rendered.  The Company performs credit evaluations of its customers but generally does not require collateral to secure accounts receivable.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

14. Contingent liabilities:

The Company has a contingent liability of $441,916 (2006 - $nil) for player bonus balances. These balances are not withdrawable but can be wagered. Any winnings made on these bonus wagers are immediately withdrawable.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the year ended December 31, 2007, there were no changes or disagreements on accounting and financial disclosure with the accountants, Dohan and Company, CPA's, P.A.

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

(c)        Changes in internal controls.

There were no significant changes in our internal controls or other factors that could significantly affect our internal controls during the year ended December 31, 2007, and to the date of filing this annual report.

ITEM 8B - OTHER INFORMATION

None

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers as of the date of this Report are as follows:

Name

Age

Position

Audit Committee

Governance Committee

Compensation Committee

T. M. Williams	66	President and Chief Executive Officer and Chairman of our Board of Directors	X*
J. M. Williams	32	Vice-President, Business Development	X	X	X*
C. M. Devereux	44	Vice-President, Corporate Affairs		X*	X
H. W. Bromley	38	Chief Financial Officer

X* - Chairman of Committee

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

Mr. J. M. Williams has served as Vice President, Business development for the Company since September 2001. From January 2000 to September 2001, he was a Business Development representative at Blue Zone Inc. (a technology company). From September 1998 to May 1999 he was a Business Analyst with RBC Dominion Securities. Mr. J. M. Williams has a bachelor of Commerce degree from the University of Victoria. Mr. J. M. Williams is the son of Mr. T. M. Williams the Company's Chief Executive Officer.

Mr. C. M. Devereux has served as Vice-President, Corporate Affairs for the Company since September 2001. From May 2000 to September 2001, he was Vice-President, Corporate Affairs at Blue Zone Inc. (a technology company). From 1996 to 2000, he was President of Mill Reef Holdings, a consultancy company. From 1992 to 1997, he practiced corporate / commercial law in private practice. Mr. Devereux has a law degree from Osgoode Hall, Toronto, Canada.

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

Mr. Bromley is also the Chief Financial Officer for CellStop Systems, Inc. (a security manufacturing company). Mr. Bromley is a Chartered Accountant.

COMPOSITION OF OUR BOARD OF DIRECTORS

We currently have three directors. All directors currently hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Our officers are appointed annually by the Board of Directors and hold office until their successors are appointed and qualified. Pursuant to the Company's by-laws, the number of directors shall be increased or decreased from time-to-time by resolution of the Board of Directors or the shareholders. Mr. J. M. Williams is the son of Mr. T. M. Williams. There are no other family relationships between any of the officers and directors of the Company.

COMMITTEES OF OUR BOARD OF DIRECTORS

We currently have three committees of our Board of Directors.

-    Audit Committee - This committee will review the financial statements of the Company and propose to the board to approved the financial statements. The Committee meets quarterly to review and approve the quarterly financial statements and to discuss the affairs of the company with the auditors.

-     Governance Committee - This committee review the ethics policy of the Company and ensure compliance. It will make recommendations to the board for improvement in Corporate Governance. In addition it will be this committee to whom a whistle blower will report.

-     Compensation Committee - This committee will propose the appointment and remuneration of the Chief Executive Officer including salary, stock options, and bonuses.

BOARD OF DIRECTORS MEETINGS

Our Board of Directors met, in person, eight times during the last fiscal year and it regularly approves all material actions required by consent resolutions.

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

ITEM 10.  EXECUTIVE COMPENSATION

The following table describes the compensation we paid to our Chief Executive Officer and directors (the "Named Executive Officer").

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-term Compensation
Name and Principal Position	Year	Fees	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options /	All Other Compensation
		$	$	$	$	SARs (#)	$
T.M. Williams -	2007	-	-	-	-	100,000	-
President and	2006	9,075	-	-	-	25,000	-
CEO (1)	2005	25,301	-	-	-	100,000	-
J. M. Williams	2007	123,788	-	-	-	175,000
C. M. Devereux	2007	123,788	-	-	-	175,000	-
H. W. Bromley	2007	123,788	-	-	-	175,000	-
	2006	88,754	-	-	-	25,000	-
	2005	88,235	-	-	-	100,000	-

(1) All of the compensation paid to the Named Executive Officer is paid to T.M. Williams (Row), Ltd. for the services of Mr. T. M. Williams.  See additional discussion in Employment Arrangements section of Item 11 of this report.

OPTION GRANTS IN THE LAST FISCAL YEAR

During the fiscal year ended December 31, 2007, we granted to Mr. J. M. Williams and Mr. C. M. Devereux stock options to purchase a total of 175,000 shares each of our common stock at an exercise price of $0.27 per share until February 28, 2012.  We granted to Mr. T. M. Williams stock options to purchase a total of 100,000 shares of our common stock at an exercise price of $0.33 per share until March 5, 2012. We granted to Mr. T. M. Williams stock options to purchase a total of 175,000 shares of our common stock at an exercise price of $0.33 per share until March 5, 2012. 71,750 stock options were exercised by our executive officers during the fiscal year ended December 31, 2007. Subsequent to the year ended December 31, 2007, 24,500 stock options were exercised by one of our executive officers

STOCK OPTION PLANS

Our 1999 Stock Option Plan has a total of 1,895,000 shares of our common stock reserved for issuance upon exercises of options under the plan. As at December 31, 2007, there were a total of 1,094,500 stock options with exercise prices ranging from $0.05 to $0.15 per share issued, of which 108,000 options have been exercised in total as at December 31, 2007. As at December 31, 2007, there were a total 986,500 options outstanding at exercise prices ranging from $0.10 to $0.15 per share. Options to purchase 800,500 shares remained available for future grant under the 1999 Stock Option Plan.

Our 2001 Stock Option Plan has a total of 5,424,726 shares of our common stock reserved for issuance upon exercises of options under the plan. As at December 31, 2007, there were a total of 3,416,000 stock options with exercise prices ranging from $0.05 to $0.15 per share issued, of which 1,592,700 options have been exercised in total as at December 31, 2007. As at December 31, 2007, there were a total 1,823,300 options outstanding at exercise prices ranging from $0.05 to $0.33 per share. Options to purchase 2,008,726 shares remained available for future grant under the 2001 Stock Option Plan as at December 31, 2007.

During the year ended December 31, 2005, the Company's Board of Directors adopted the 2005 stock option plan. The plan was approved by the shareholders at the Annual general meeting held during the year ended December 31, 2005. The Company has reserved a total of 2,000,000 common shares for issuance under the 2005 stock option plan. As at December 31, 2007, there were a total of 1,807,192 stock options with exercise prices ranging from $0.27 to $0.91 per share issued, of which 6,250 options have been exercised in total as at December 31, 2007. As at December 31, 2007, there were a total of 1,800,942 stock options outstanding at an exercise price ranging between $0.27 and $0.91 per share. Options to purchase 192,808 shares remained available for future grant under the 2005 Stock Option Plan as at December 31, 2007.

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

The term of the amended Williams Agreement is for a period of one year, unless terminated sooner by any of the parties under the terms and conditions contained in the amended Williams Agreement. If the amended Williams Agreement is not terminated by any of the parties, the term may be renewed for a further one year period at the option of T.M. Williams (Row), Ltd., on substantially the same terms and conditions, by giving three months notice in writing to the Company. The agreement was renewed for a further one year period on August 1, 2007, on substantially the same terms and conditions. We will pay to T.M. Williams (Row), Ltd., 10% of the operating profit of the Company, as defined in the amendment, to a maximum of $25,000 per month, in arrears, during the duration of the amended Williams Agreement, as consideration for the provision of the services of Mr. Williams as President and Chief Executive Officer of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of March 28, 2008, by:

-     each person known by us to beneficially own 5% or more of our outstanding common stock;

-     each of our directors;

-     each of the Named Executive Officers; and

-     all of our directors and Named Executive Officers as a group.

In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or direct the disposition of such security. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or debentures held by that person that are currently exercisable or convertible or exercisable or convertible within 60 days of March 28, 2008, are deemed outstanding.

Percentage of beneficial ownership is based upon 34,025,703 shares of common stock outstanding at March 28, 2008. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
T. M. Williams 203 Shakespeare Tower The Barbican London, EC2Y 8DR United Kingdom	3,159,858	(1)	8%

J. M. Williams 203 Shakespeare Tower The Barbican London, EC2Y 8DR United Kingdom	787,700	(2)	2%

C. M. Devereux 10 - 3036 West 4th Avenue Vancouver, BC, V6K 1R4 Canada	702,500	(3)	2%

H. W. Bromley 301 - 499 Broughton Street Vancouver BC, V6G 3K1 Canada	802,500	(4)	2%

All directors and Named Executive Officers as a group (4 persons)	5,452,558		14%

Bingo, Inc. P.O. Box 727, Landsome Road The Valley, Anguilla, B.W.I.	12,896,831	(5)	31%

Praetorian Capital Management LLC 119 Washington Avenue, Suite 600 Miami Beach, FL 33139 United States of America	11,937,100	(6)	27%

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

(2) Includes 73,000 shares of common stock that may be issued upon the exercise of 73,000 stock purchase options with an exercise price of $0.10 per share, 225,000 shares of common stock that may be issued upon the exercise of 225,000 stock purchase options with an exercise price of $0.10 per share, 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.60 per share, 25,000 shares of common stock that may be issued upon the exercise of 25,000 stock purchase options with an exercise price of $0.91 per share and 175,000 shares of common stock that may be issued upon the exercise of 175,000 stock purchase options with an exercise price of $0.27 per share.  Also includes 189,700 shares held directly by Mr. J. M. Williams.

(3)  Includes 73,000 shares of common stock that may be issued upon the exercise of 73,000 stock purchase options with an exercise price of $0.10 per share, 225,000 shares of common stock that may be issued upon the exercise of 225,000 stock purchase options with an exercise price of $0.10 per share, 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.60 per share, 25,000 shares of common stock that may be issued upon the exercise of 25,000 stock purchase options with an exercise price of $0.91 per share and 175,000 shares of common stock that may be issued upon the exercise of 175,000 stock purchase options with an exercise price of $0.27 per share.  Also includes 104,500 shares held directly by Mr. C. M. Devereux.

(4)  Includes, 55,000 shares of common stock that may be issued upon the exercise of 55,000 stock purchase options with an exercise price of $0.10 per share, 177,500 shares of common stock that may be issued upon the exercise of 177,500 stock purchase options with an exercise price of $0.15 per share, 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.60 per share, 25,000 shares of common stock that may be issued upon the exercise of 25,000 stock purchase options with an exercise price of $0.91 per share and 175,000 shares of common stock that may be issued upon the exercise of 175,000 stock purchase options with an exercise price of $0.33 per share.  Also includes 270,000 shares held directly by Mr. Bromley.

(5)  Includes 12,896,831 shares held directly by Bingo, Inc., a private holding company.

(6)  Includes 8,937,100 shares held by a subsidiary of Praetorian Capital Management LLC a private company. In addition, a subsidiary of Praetorian Capital Management LLC holds 2,800,000 shares of common stock that may be issued upon the exercise of 2,800,000 warrants with an exercise price of $0.35 per share.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has received a loan of  $1,457 in 2006, from a current director and officer. This loan had no fixed repayment terms and was non-interest bearing. The proceeds of this loan have been used to fund ongoing working capital requirements. No loans were received during 2007.

In addition, the Company has a liability for $2,306 (2006 - $2,163) to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by a current director and officer of the Company.

Payments made to Bingo, Inc. in relation to the domain name purchase payment totaled $101,780 during the year ended December 31, 2007 (2006 - $101,659).

The Company supplied administration services of $816 (2006 - $3,281) to a company whose director is a current director and officer of the Company. In addition, the Company incurred administrative expenses in connection with this related company and as at December 31, 2007, there was a receivable balance of $13,259 (2006 - $12,808).

ITEMS 13.  EXHIBITS

The exhibits required by Item 601 of Regulation S-B are listed in the accompanying Exhibit Index at the end of this report.  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB has been identified.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended December 31, 2007, the Company incurred fees of $49,484 (2006 - $55,846) from the principal accountant - Dohan and Company, CPA's, P.A. $48,166 of these fees related to audit fees (2006 - $55,846). $1,318 of these fees related to the review of documents submitted to the Central Bank of Curacao for retrieval of our funds held at the First Curacao International Bank.

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

By:       "/s/ T. M. Williams"                President and Chief                               March 28, 2008

T. M. Williams                         Executive Officer and

Director (Principal

                                                Executive Officer)

By:       "/s/ H. W. Bromley"                Chief Financial Officer                            March 28, 2008

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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of December 31, 2007, covered by this annual report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed :  "/s/ T. M.  Williams"                                                       Date : March 28, 2008

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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of December 31, 2007, covered by this annual report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed :  "/s/ H. W. Bromley"                                                     Date : March 28, 2008

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

 CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Bingo.com, Ltd. (the "Company") on Form 10-KSB for the period ended December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, T. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        March 28, 2008

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

 CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Bingo.com, Ltd. (the "Company") on Form 10-KSB for the period ended December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        March 28, 2008

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT LIST

The following instruments are included as exhibits to this Report.  Exhibits incorporated by reference are so indicated.

Exhibit Number	Description
4.4	Convertible Debenture between the Company and unrelated parties dated July 2, 2002. (b)
4.5	Common Stock Purchase Warrant between the Company and unrelated parties dated July 2, 2002. (b)
10.2	Asset Purchase Agreement by and between Bingo, Inc. and Progressive Lumber, Corp. dated January 18, 1999. (a)
10.24	Amended Consulting Agreement dated February 28, 2002, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (c)
10.28	Share Purchase agreement between T.M. Williams and Bingo.com, Inc. for the purchase of shares in Bingo.com (UK) plc. dated August 15, 2002. (b)
10.29	Amendment of Asset Purchase Agreement dated July 1, 2002. (d)
10.32	Code of Business Conduct and Ethics dated December 22, 2006. (e)
31.1	Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 28, 2008.
31.2	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 28, 2008.
32.1	Certification from the Chief Executive Officer of Bingo.com, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 28, 2008.
32.2	Certification from the Chief Financial Officer of Bingo.com, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 28, 2008.

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