Form 10-Q
period 2008-03-31
BINGO.COM LTD.
filed 2008-05-15
CIK 1318482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(264) 461-2646

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                         Yes [ X ]      No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer        [   ]                          Accelerated filer                     [   ]

Non-accelerated filer          [   ]                          Smaller reporting company    [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                          Yes [     ]      No [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer's common stock, no par value per share, was 34,200,203 as of May 15, 2008.

BINGO.COM, LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2008

 PART I - FINANCIAL INFORMATION

 ITEM 1.                      Financial Statements.

BINGO.COM, LTD.

Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$558,082	$744,596
Accounts receivable less allowance for doubtful accounts $nil (December 31, 2007 - $36,778)	95,128	143,186
Prepaid expenses	293,852	123,453
Total Current Assets	947,062	1,011,235

Equipment, net	129,662	129,568

Other assets	110,364	110,878

Domain name rights and intangible assets	1,262,597	1,265,068

Deferred tax asset, less valuation allowance of $394,900 (December 31, 2007 - $754,719) (Note 5)	-	-

Total Assets	$2,449,685	$2,516,749

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$188,109	$170,833
Accrued liabilities	106,453	67,021
Accounts payable and accrued liabilities - related party (Note 6)	83,784	24,772
Unearned revenue	160,168	100,486
Total Current Liabilities	538,514	363,112

Total Liabilities	538,514	363,112

Commitments (Note 4)
Contingent liabilities (Notes 8, 9 and 10)

Stockholders' equity (Note 3):
Common stock, no par value, unlimited shares authorized, 34,050,203 shares issued and outstanding (December 31, 2007 - 34,025,703)	13,255,897	13,235,820
Accumulated deficit	(11,369,306)	(11,106,763)
Accumulated other comprehensive loss: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	1,911,171	2,153,637

Total Liabilities and Stockholders' Equity	$2,449,685	$2,516,749

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD.

Consolidated Statements of Operations

Three Months Ended March 31, 2008 and 2007

(Unaudited)

	2008	2007

Advertising revenue	$83,877	$6,300
Gaming revenue	1,260,470	-
Total revenue	1,344,347	6,300

Cost of producing revenue	938,964	30,330

Gross (loss) profit	405,383	(24,030)

Operating expenses:
Depreciation and amortization	13,597	13,919
General and administrative	129,334	97,340
Salaries, wages, consultants and benefits	265,070	168,917
Selling and marketing	274,741	61,126
Stock-based compensation	16,022	30,087
Total operating expenses	698,764	371,389

Loss before other income (expense) and income taxes	(293,381)	(395,419)

Other income (expense):
Foreign exchange losses	(8,681)	(11,363)
Gain on resolution of debt	4,197	32,697
Interest income	5,144	1,133
Other income	178	3,985
Profit from sale of US players and related assets (Note 2)	30,000	40,000

Loss before income taxes	(262,543)	(328,967)

Income tax expense	-	-

Net loss	$(262,543)	$(328,967)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding, basic and diluted	34,034,857	29,393,291

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD.

Consolidated Statements of Stockholders' Equity

For the period ended March 31, 2008

(Unaudited)

	Common stock			Accumulated Other Comprehensive loss
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2007	34,025,703	$ 13,235,820	$ (11,106,763)	$ 24,580	$2,153,637

Exercise of stock options	24,500	1,225	-	-	1,225

Stock-based compensation	-	16,022	-	-	16,022

Issuance of consultant stock options	-	2,830	-	-	2,830

Net loss	-	-	(262,543)	-	(262,543)
Balance, March 31, 2008	34,050,203	$ 13,255,897	$ (11,369,306)	$ 24,580	$ 1,911,171

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2008 and 2007

(Unaudited)

	2008	2007
Cash flows from operating activities:
Net loss	$(262,543)	$(328,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,597	13,919
Gain on resolution of debt	(4,197)	(32,697)
Stock-based compensation	16,022	30,087
Issuance of consultant stock option	2,830	2,829
Profit from the sale of US players and related assets	(30,000)	(40,000)
Changes in operating assets and liabilities:
Accounts receivable	48,058	58,466
Prepaid expenses	(170,399)	14,545
Other assets	514	(8,669)
Accounts payable and accrued liabilities	119,917	(66,726)
Unearned revenue	59,682	-
Net cash used in operating activities	(206,519)	(357,213)

Cash flows from investing activities:
Acquisition of equipment	(11,220)	(4,344)
Proceeds from sale of US players and related assets	30,000	40,000
Proceeds on disposal of equipment	-	112
Net cash provided by investing activities	18,780	35,768

Cash flows from financing activities:
Exercise of stock options	1,225	9,858
Private placement	-	1,500,000
Repayment of loans and notes payable	-	(1,457)
Net cash provided by financing activities	1,225	1,508,401

Change in cash	(186,514)	1,186,956

Cash, beginning of period	744,596	521,203
Cash, end of period	$558,082	$1,708,159

Supplementary information:
Interest paid	$-	$-
Income taxes paid	$-	-

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Three months ended March 31, 2008 and 2007

(Unaudited)

1.        Basis of Presentation:

The accompanying unaudited financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations.  In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented.  All adjustments are of a normal recurring nature, except as otherwise noted below.  These financial statements should be read in conjunction with Bingo.com, Ltd.'s (the "Company") audited consolidated financial statements and notes thereto for the year ended December 31, 2007, included in the Company's Annual Report on Form 10-KSB, filed March 28, 2008, with the Securities and Exchange Commission.  The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

During the quarter ended March 31, 2008, the Company incorporated two fully owned subsidiaries Bingo.com (Alderney) Limited and Coral Reef Marketing Inc. Bingo.com (Alderney) Limited is incorporated under the laws of Alderney, Channel Islands and Coral Reef Marketing Inc. is incorporated under the laws of Anguilla, British West Indies.

2.   Sale of US players and related assets

Effective October 12, 2006, the Company, in response to the United States Unlawful Internet Gambling Enforcement Act, the Company sold its United States players and related assets for $1,200,050, payable by the arms-length purchaser at a variable rate over the subsequent months. The Company will recognize the profit from the sale of these assets as and when payment is received. During the fourth quarter ended December 31, 2006, the Company collected $180,000 and $120,000 during the year ended December 31, 2007 and $30,000 during the quarter ended March 31, 2008, in payment for these assets.

Amount
Sale of US players and related assets	$1,200,050

Payments received, fourth quarter fiscal 2006	(180,000)

Balance December 31, 2006	1,020,050

Payments received, 2007	(120,000)

Balance December 31, 2007	900,050

Payments received during the period	(30,000)

Balance remaining March 31, 2008	$870,050

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Three months ended March 31, 2008 and 2007

(Unaudited)

3.       Stockholder's Equity:

During the quarter ended March 31, 2008, the holders of stock options exercised their options for 24,500 shares for $1,225 at an exercise price of $0.05 per share. A total of 300 stock options at an exercise price of $0.05 per share expired unexercised.

Subsequent to the quarter ended March 31, 2008, the holders of stock options exercised their options for 150,000 shares for $7,500 at an exercise price of $0.05 per share. A total of 150,000 stock options at an exercise price of $0.05 per share expired unexercised.

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months ended March 31, 2008	Three Months ended March 31, 2007
Expected dividend yield	-	-
Expected stock price volatility	90 - 91%	90 - 91%
Weighted average volatility	91%	91%
Risk-free interest rate	4.45 - 4.52%	4.45 - 4.52%
Expected life of options	2.5 - 5 years	2.5 - 5 years
Block discount applied	40%	40%

The block discount applied was due to the illiquidity of shares.

4.      Commitments:

The Company leases office facilities in Vancouver, British Columbia, Canada, The Valley, Anguilla, British West Indies and London, United Kingdom. These office facilities are leased under operating lease agreements. The Canadian operating lease agreement expires on September 30, 2010. The Anguillian operating lease expires on September 30, 2008. The United Kingdom lease is leased from a company owned by a current director and officer of the Company. This lease is for 30 days and is automatically renewed with a 30 days notice period.

Minimum lease payments under these operating leases are approximately as follows:

2008	$56,875
2009	71,167
2010	53,376

The Company paid rent expense totaling $26,745 for the quarter ended March 31, 2008 (March 31, 2007 - $14,926).

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

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Three months ended March 31, 2008 and 2007

(Unaudited)

5.    Income Taxes

Bingo.com, Ltd. is domiciled in the tax-free jurisdiction of Anguilla, British West Indies. The computed benefit / expense differed from the amounts computed by applying the United States of America federal income tax rate of 34 percent and various other rates for other jurisdictions to the pretax income / losses from operations as a result of the following:

March 31, 2008
Three Months
Computed "expected" tax expense	$89,264
Increase in income taxes resulting from income taxes in other tax jurisdictions	(115,969)
Other	(632)
Expiration of tax asset	(314,179)
Change in exchange rates	(20,529)
Change in valuation allowance	362,045
$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2008, and December 31, 2007, are presented below:

	March 31, 2008	December 31, 2007
Deferred tax assets:
Net operating loss carry forwards	$397,126	$754,719

Valuation Allowance	(397,126)	(754,719)
	$-	$-

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

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in assessing the realizability of deferred tax assets.  In order to fully realize the deferred tax asset attributable to net operating loss carryforwards, the Company will need to generate future taxable income of approximately $1,000,000 in Canada prior to the expiration of the net operating loss carryforwards. These net operating loss carryforwards begin expiring in 2007 in Canada.

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Three months ended March 31, 2008 and 2007

(Unaudited)

6.    Related Party Transactions

The Company has a liability of $9,372 (December 31, 2007 - $2,306), to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by the current director and officer of the Company.

Payments made to Bingo, Inc. in relation to the domain name purchase payment totaled $53,774 during the quarter ended March 31, 2008 (Quarter ended March 31, 2007 - $252).

The Company has a receivable balance in relation to administration services supplied of $12,411 (December 31, 2007 - $13,259), from a company whose director is a current director and officer of the Company.

7.        Segmented information:

Revenue

The Company operates in one reportable business segment, the business of providing games and entertainment based on the game of bingo through its Internet portal, bingo.com, supported mainly by receiving deposits for the games for money and selling advertising on the website.  The revenue for the quarter ended March 31, 2008, has been derived primarily from receiving deposits for the games for money. The revenue for the year ended March 31, 2007, has been derived primarily from advertising business.

Equipment

The Company's equipment is located as follows:

Net Book Value	March 31, 2008	December 31, 2007

Canada	$78,062	$78,588
Curacao, Netherlands Antilles	51,600	50,980
	$129,662	$129,568

8.            Concentrations

            Major customers

For the quarter ended March 31, 2008, there was no single player on the gaming site who had wagered more than 10% of the total gaming revenue. The Company is reliant on various payment processors who process funds players have wagered on the gaming site. For the quarter ended March 31, 2008, there were two processors each receiving 87% and 13% respectively of the total funds processed.

During the quarter ended March 31, 2008, the Company offered limited advertising. Therefore there were no advertising sales representing more than 10% of the total sales.

For the quarter ended March 31, 2007, there were no sales to customers, which were in excess of 10% of total sales.

BINGO.COM, LTD.

Notes to Consolidated Financial Statements

Three months ended March 31, 2008 and 2007

(Unaudited)

9.       Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions. At March 31, 2008, the Company had total cash balances of $487,624 (December 31, 2007 - $665,162) at financial institutions, where $222,993 (December 31, 2007 - $378,441) is in excess of federally insured limit.

The Company has concentrations of credit risk with respect to accounts receivable, as large amounts of its accounts receivable are concentrated geographically in Canada, the United States and the United Kingdom amongst a small number of customers.

As of March 31, 2008, three customers totaling $47,367, $15,076 and $12,411, who accounted for total accounts receivable greater than 10%. As of December 31, 2007, three customers, totaling $59,500, $26,886 and $25,389 who accounted for greater than 10% of the total accounts receivable.

The Company controls credit risk through monitoring procedures and receiving prepayments of cash for services rendered.  The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable.

10.            Contingent liabilities:

The Company has a contingent liability of $647,301 (December 31, 2007 - $441,916) for player bonus balances. These balances are not withdrawable but can be wagered. Any winnings made on these bonus wagers are immediately withdrawable.

 ITEM 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis or Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below.  Bingo.com, Ltd.'s (the "Company", "we", or "us") actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and the Management Discussion and Analysis or plan of Operations included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

FORWARD LOOKING STATEMENTS

All statements contained in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference, as well as statements made in press releases and oral statements that may be made by us or by officers, directors or employees acting on our behalf, that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Readers should consider statements that include the terms "believe," "belief," "expect," "plan," "anticipate," "intend" or the like to be uncertain and forward-looking. In addition, all statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin, anticipated expense levels and liquidity and capital resources, constitute forward-looking statements. Particular attention should be paid to the facts of our limited operating history, the unpredictability of our future revenues, our need for and the availability of capital resources, the evolving nature of our business model, and the risks associated with systems development, management of growth and business expansion.  Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear.  Readers should consider the risks more fully described in our Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission (the "SEC") and should not place undue reliance on any forward-looking statements.

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

We generate revenue from players depositing funds into their account on our website and then playing games for money. An additional source of revenue comes from selling advertising on our portal to other companies who wish to advertise their products to our user demographic. We obtained a gaming license and commenced gaming operations from Curacao, Netherlands Antilles in May 2005. We have been granted an Alderney gaming license and may commence operations after final approval and testing of our systems, which is currently in progress. The Alderney license will enable us to advertise in the United Kingdom.

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

We have made a significant investment in the development of our website, purchase of domain name, branding, marketing, and maintaining operations.  As a result we have incurred significant losses since inception, and as of March 31, 2008, had an accumulated deficit of $11,369,306.

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

During the quarter ended June 30, 2007, we launched our United Kingdom focused website, with games targeted to the United Kingdom audience and the games played in British pounds sterling. Gaming revenue from the Bingo.com website accounted for approximately 94% of our revenue for the quarter ended March 31, 2008. Moving forward we will focus our marketing on attracting additional players from jurisdictions such as the United Kingdom where Internet gambling is regulated and considered legal.

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

Impairment of long-lived assets and long-lived assets to be disposed of:

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets". As of March 31, 2008, the only long-lived assets reported on the Company's consolidated balance sheet are equipment, intangible assets and domain name rights.  These provisions require that long-lived assets and certain identifiable recorded intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell.

RESULTS OF OPERATIONS

            Revenue

Total revenue increased to $1,344,347 for the quarter ended March 31, 2008, an increase from revenue of $6,300 for first quarter of 2007 and an increase of 18% from revenue of $1,135,844 in the fourth quarter of 2007. Effective October 12, 2006, in response to the United States Unlawful Internet Gambling Enforcement Act of 2006 we sold our US players and related assets to an unrelated company. We commenced offering cash games in the United Kingdom in the second quarter of 2007. We had Gaming Revenue of $1,260,470 in the quarter ended March 31, 2008, compared to no Gaming Revenue in the first quarter of 2007 and an increase of 21% from revenue of $1,045,259 in the fourth quarter of 2007.  We earned advertising revenue of $83,877 in the quarter ended March 31, 2008, an increase from advertising revenue of $6,300 in the first quarter of 2007 and a decrease of 7% from advertising revenue of $90,585 in the fourth quarter of 2007.

Cost of revenue

We recorded cost of revenue of $938,964 during the quarter ended March 31, 2008, an increase compared to costs of $30,330 for the first quarter of 2007 and an increase of 20% over costs of $783,883 in the fourth quarter of 2007.  The gross margin increased to 30% for the quarter ended March 31, 2008, compared to a negative 381% gross margin in the first quarter of 2007 and 31% gross margin in the fourth quarter of 2007. Cost of revenue consists of bonuses granted on deposits made by players, the cost of hosting the website, payment processing fees in relation to deposits from and withdrawals to our players, software license fees, and the domain name purchase payments. The increase in cost of revenue for the quarter ended March 31, 2008, compared to the first quarter of 2007 is due to the launch of the UK website in the second quarter of 2007. The increase in cost of revenue for the quarter ended March 31, 2008, compared to the fourth quarter of 2007 is due to the increase in deposits and therefore an increase in bonuses granted on deposits made by players. The awarding of deposit bonuses is required both to be competitive with other bingo-oriented websites and to build a large customer base as quickly as possible.

            Sales and marketing expenses

Sales and marketing expenses increased to $274,741 for the quarter ended March 31, 2008, an increase over expenses of $61,126 in the first quarter of 2007 and a decrease of 9% from expenses of $302,066 in the fourth quarter of 2007. Sales and marketing expenses principally include costs for signup bonuses, marketing, prizes for our players and other bonuses and incentives offered to gaming players. The increase in sales and marketing expenses for the quarter ended March 31, 2008, compared to the first quarter of 2007 is due to the launch of the UK website in the second quarter of 2007. The decrease in sales and marketing expenses for the quarter ended March 31, 2008, compared to the fourth quarter of 2007, is due to a decrease in marketing bonuses awarded to players.

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

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our office, legal and professional fees, and other general corporate and office expenses. General and administrative expenses increased to $129,334 for the first quarter of 2008, an increase of 33% from costs of $97,340 for the first quarter of 2007 and an increase of 18% from costs of $109,174 in the fourth quarter of 2007. The increase in general and administrative expenses for the quarter ended March 31, 2008, compared to the first quarter of 2007, is due to the rental of offices facilities in the United Kingdom and the weakness of the US dollar in relation to the Pounds sterling and the Canadian Dollar. The increase in general and administrative expenses for the quarter ended March 31, 2008, compared to the fourth quarter of 2007, is due to legal fees incurred in the incorporation of Bingo.com (Alderney) Limited in Alderney, Channel Islands and Coral Reef Marketing Inc. in Anguilla.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants and benefits increased to $265,070 for the quarter ended March 31, 2008, an increase of 57% compared to salaries, wages, consultants and benefits of $168,917 in the first quarter of 2007 and an increase of 2% over salaries, wages, consultants and benefits of $260,392 in the fourth quarter of 2007. This increase compared to the first and fourth quarters of 2007, is due to the recruitment of additional staff in order to run the expanded business and regular increases in the rates of pay.

Depreciation and amortization

Depreciation and amortization includes depreciation of our equipment, as well as amortization of intangible asset relating to the email list. Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years.  Depreciation and amortization decreased to $13,597 during the quarter ended March 31, 2008, a decrease of 2% over costs of $13,919 during the same quarter in the prior year and a decrease of 19% from costs of $16,887 in the fourth quarter of 2007. This decrease in depreciation and amortization can be explained due to the aging of assets, which is offset by the acquisition of equipment, especially computers and servers, to enable us to run the expanded business.

Stock based Compensation

Stock based compensation decreased to $16,022 during the quarter ended March 31, 2008, a decrease of 47% over stock based compensation of $30,087 during the same quarter in the prior year and a decrease of 50% from stock based compensation of $31,807 in the fourth quarter of 2007. The decrease in stock based compensation compared to the first and fourth quarters of 2007, is due to additional stock options granted during fiscal 2007 and expiration of stock options during the quarter ended March 31, 2008.

Profit on sale of US Gaming players

Effective October 12, 2006, the Company, in response to the United States Unlawful Internet Gambling Enforcement Act, sold its United States players and related assets for $1,200,050, to an arms length third party payable by the purchaser at a variable rate over the subsequent months until fully paid. We recognize the profit from the sale of these assets as and when payment is received. During the quarter ended March 31, 2008, we collected $30,000 of the $1,200,050 due, compared to payments received of $40,000 during the same quarter in the prior year and $30,000 in the fourth quarter of 2007.

Net loss and loss per share

Net loss for the three months ended March 31, 2008, amounted to $262,543, a loss of $0.01 per share, a decrease of 20% compared to a net loss of $328,967, a loss of $0.01 per share for the same period in 2007 and an increase in net loss of 52% compared to a net loss of $173,262 or $0.01 per share in the fourth quarter of 2007. The decrease in net loss for the quarter ended March 31, 2008, compared to the first quarter of 2007, is due to the increase in revenue as a result of the launch of the UK website in the second quarter of 2007. The increase in net loss for the quarter ended March 31, 2008, compared to the fourth quarter of 2007, is due to collection of the funds in the fourth quarter of 2007, which were deposited at the First Curacao International Bank and had been previously provided for.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $558,082 and working capital of $408,548 at March 31, 2008.  This compares to cash of $744,596 and working capital of $648,123 at December 31, 2007.

During the quarter ended March 31, 2008, we used cash of $206,519 from operating activities compared to using cash of $357,213 in the same period in the prior year.

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

ITEM 4T.            Controls and Procedures.

(a)                    Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2008. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2008, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II – OTHER INFORMATION

ITEM 1.           Legal Proceedings

We are not currently a party to any legal proceeding, and was not a party to any other legal proceeding during the quarter ended March 31, 2008. We are currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 2.           Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities and use of proceeds during the quarter ended

ITEM 3.           Defaults Upon Senior Securities

Not applicable.

ITEM 4.           Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders during the period.

ITEM 5.           Other Information

            New Agreements

The Company did not enter any new reportable agreements during the quarter ended March 31, 2008.

ITEM 6.            Exhibits and reports on Form 8-K

Exhibits

The following instruments are included as exhibits to this Report.  Exhibits incorporated by reference are so indicated.

Exhibit Number	Description
4.4	Convertible Debenture between the Company and unrelated parties dated July 2, 2002. (b)
4.5	Common Stock Purchase Warrant between the Company and unrelated parties dated July 2, 2002. (b)
10.2	Asset Purchase Agreement by and between Bingo, Inc. and Progressive Lumber, Corp. dated January 18, 1999. (a)
10.24	Amended Consulting Agreement dated February 28, 2002, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (c)
10.29	Amendment of Asset Purchase Agreement dated July 1, 2002. (d)
10.32	Code of Business Conduct and Ethics dated December 22, 2006. (e)
31.1	Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 15, 2008.
31.2	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 15, 2008.
32.1	Certification from the Chief Executive Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 15, 2008.
32.2	Certification from the Chief Financial Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 15, 2008.

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

(e) Previously filed with the Company's report on Form 8-K on December 26, 2006.

Reports on Form 8-K.

We did not file any Form 8-K reports during the quarter ended March 31, 2008.

Reports Subsequent to the quarter ended March 31, 2008.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 15, 2008	BINGO.COM, LTD.
(Registrant)
Date:	May 15, 2008	/S/ T.M. Williams
T. M. Williams, Chairman of the Board, Chief Executive Officer, President and Secretary (Principal Executive and Accounting Officer)
Date:	May 15, 2008	/S/ H. W. Bromley
H.W. Bromley, Chief Financial Officer (Principal Accounting Officer)

EXHIBIT 31.1

CERTIFICATIONS

I, T. M. Williams, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Bingo.com, Ltd.;

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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of March 31, 2008, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed :  /S/ T. M.  Williams                                                     Date : May 15, 2008

T. M. Williams, Chairman of the Board,

Chief Executive Officer, President and Secretary

(Principal Executive Officer)

EXHIBIT 31.2

CERTIFICATIONS

I, H. W. Bromley, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Bingo.com, Ltd.;

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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of March 31, 2008, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed :  /S/ H. W. Bromley                                                      Date : May 15, 2008

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the "Company") on Form 10-Q for the period ended March 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, T. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        May 15, 2008

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the "Company") on Form 10-Q for the period ended March 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        May 15, 2008

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.