Form 10-Q
period 2008-06-30
BINGO.COM LTD.
filed 2008-08-15
CIK 1318482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT PUSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

[    ]      [    ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT
                        For the transition period from _____________ to ____________

Commission File Number:  333-120120-01

        BINGO.COM, LTD.

(Exact name of registrant as specified in its charter)

ANGUILLA	98-0206369
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

National Bank of Anguilla Corporate Building, 1St Floor

St Mary's Road, TV1 02P

The Valley, Anguilla, B.W.I

(Address of principal executive offices)

(264) 461-2646

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                             Yes [ X ]      No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer            [  ]                       Accelerated filer                       [  ]

Non-accelerated filer              [  ]                     Smaller reporting company         [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer's common stock, no par value per share, was 36,200,203 as of August 14, 2008.

BINGO.COM, LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2008

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$920,308	$744,596
Accounts receivable less allowance for doubtful accounts $nil (December 31, 2007 - $36,778)	56,616	143,186
Prepaid expenses	274,470	123,453
Total Current Assets	1,251,394	1,011,235

Equipment, net	204,661	129,568

Other assets	110,566	110,878

Domain name rights and intangible assets	1,260,125	1,265,068

Deferred tax asset, less valuation allowance of $401,250 (December 31, 2007 - $754,719) (Note 5)	-	-

Total Assets	$2,826,746	$2,516,749

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$169,350	$170,833
Accrued liabilities	100,124	67,021
Accounts payable and accrued liabilities - related party (Note 6)	47,688	24,772
Unearned revenue	204,016	100,486
Total Current Liabilities	521,178	363,112

Commitments (Note 4)
Contingent liabilities (Notes 8, 9 and 10)

Stockholders' equity :
Common stock, no par value, unlimited shares authorized, 36,200,203 shares issued and outstanding (December 31, 2007 - 34,025,703)	13,885,482	13,235,820
Accumulated deficit	(11,604,494)	(11,106,763)
Accumulated other comprehensive loss: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	2,305,568	2,153,637

Total Liabilities and Stockholders' Equity	$2,826,746	$2,516,749

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Operations

For the periods ended June 30, 2008 and 2007

(Unaudited)

	Six Months ended June 30, 2008	Six Months ended June 30, 2007	Three Months ended June 30, 2008	Three Months ended June 30, 2007

Advertising revenue	$162,294	$18,300	$78,417	$12,000
Gaming revenue	2,597,910	226,025	1,337,441	226,025
Total revenue	2,760,204	244,325	1,415,858	238,025

Cost of producing revenue	1,864,257	169,781	925,293	139,451

Gross profit	895,947	74,544	490,565	98,574

Operating expenses:
Depreciation and amortization	27,826	28,592	14,228	14,673
General and administrative	278,625	216,870	149,292	119,530
Salaries, wages, consultants and benefits	527,718	369,861	262,648	200,944
Selling and marketing	595,768	360,880	321,027	299,754
Stock-based compensation	35,278	60,174	19,256	30,087
Total operating expenses	1,465,215	1,036,377	766,451	664,988

Loss before other income (expense) and income taxes	(569,268)	(961,833)	(275,886)	(566,414)

Other income (expense):
Foreign exchange losses	(9,860)	(15,694)	(1,180)	(4,331)
Gain on resolution of debt	26,045	36,895	21,848	4,198
Loss on disposal of equipment	(2,007)	-	(2,007)	-
Interest income	9,181	10,747	4,037	9,614
Other income	178	6,591	-	2,606
Profit from sale of US players and related assets (Note 2)	48,000	60,000	18,000	20,000

Loss before income taxes	(497,731)	(863,294)	(235,188)	(534,327)

Income tax expense	-	-	-	-

Net loss	$(497,731)	$(863,294)	$(235,188)	$(534,327)

Net loss per common share, basic and diluted	$(0.01)	$(0.03)	$(0.01)	$(0.02)

Weighted average common shares outstanding, basic and diluted	34,532,365	31,583,531	35,029,873	33,749,703

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the period ended June 30, 2008

(Unaudited)

	Common stock			Accumulated Other Comprehensive loss
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2007	34,025,703	$ 13,235,820	$ (11,106,763)	$ 24,580	$2,153,637

Exercise of stock options	174,500	8,725	-	-	8,725

Private Placement	2,000,000	600,000			600,000

Stock-based compensation	-	35,278	-	-	35,278

Issuance of consultant stock options	-	5,659	-	-	5,659

Net loss	-	-	(497,731)	-	(497,731)
Balance, June 30, 2008	36,200,203	$ 13,885,482	$ (11,604,494)	$ 24,580	$ 2,305,568

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2008 and 2007

(Unaudited)

	2008	2007
Cash flows from operating activities:
Net loss	$(497,731)	$(863,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,826	28,592
Gain on resolution of debt	(26,045)	(36,895)
Loss (gain) on disposal of equipment	2,007	-
Stock-based compensation	35,278	60,174
Issuance of consultant stock option	5,659	5,659
Profit from the sale of US players and related assets	(48,000)	(60,000)
Changes in operating assets and liabilities:
Accounts receivable	86,571	76,060
Prepaid expenses	(151,017)	25,763
Other assets	312	(19,663)
Accounts payable and accrued liabilities	80,581	(59,367)
Unearned revenue	103,530	21,511
Net cash used in operating activities	(381,029)	(821,460)

Cash flows from investing activities:
Acquisition of equipment	(99,984)	(37,398)
Proceeds from sale of US players and related assets	48,000	60,000
Proceeds on disposal of equipment	-	112
Net cash provided by investing activities	(51,984)	22,714

Cash flows from financing activities:
Exercise of stock options	8,725	9,858
Stock option subscriptions received in advance	-	12,450
Private placement	600,000	1,500,000
Repayment of loans and notes payable	-	(1,457)
Net cash provided by financing activities	608,725	1,520,851

Change in cash	175,712	722,105

Cash, beginning of period	744,596	521,203
Cash, end of period	$920,308	$1,243,308

Supplementary information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash transactions:
Acquisition of equipment in exchange for settlement of debt	$-	10,878

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six months ended June 30, 2008 and 2007

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

Certain amounts in the prior year unaudited quarterly financial statements have been reclassified for comparative purposes to conform to the current year quarterly presentation.

2.   Sale of US players and related assets

Effective October 12, 2006, the Company, in response to the United States Unlawful Internet Gambling Enforcement Act, sold its United States players and related assets for $1,200,050, payable by the arms-length purchaser at a variable rate over the subsequent months. The Company will recognize the profit from the sale of these assets as and when payment is received. During the fourth quarter ended December 31, 2006, the Company collected $180,000 and $120,000 during the year ended December 31, 2007, $30,000 during the first quarter of fiscal 2008 and $18,000 during the quarter ended June 30, 2008, in payment for these assets.

Amount
Sale of US players and related assets	$1,200,050

Payments received, fourth quarter fiscal 2006	(180,000)

Balance December 31, 2006	1,020,050

Payments received, 2007	(120,000)

Balance December 31, 2007	900,050

Payments received during the period	(48,000)

Balance remaining June 30, 2008	$852,050

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six months ended June 30, 2008 and 2007

(Unaudited)

3.    Stockholder's Equity:

During the quarter ended March 31, 2008, a director and officer of the Company, exercised his close to expiry stock options for 24,500 shares for $1,225 at an exercise price of $0.05 per share. A total of 300 stock options expired unexercised.

During the quarter ended June 30, 2008, a director and officer of the Company, exercised his close to expiry stock options for 150,000 shares for $7,500 at an exercise price of $0.05 per share. A total of 150,000 stock options expired unexercised.

During the quarter ended June 30, 2008, Bingo.com, Ltd. completed an non-brokered private placement of 2 million common shares at $0.30 per share.  Total proceeds of the placement was $600,000.

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months ended June 30, 2008	Three Months ended June 30, 2007
Expected dividend yield	-	-
Expected stock price volatility	82 - 91%	90 - 91%
Weighted average volatility	127%	91%
Risk-free interest rate	3.36 - 4.52%	4.45 - 4.52%
Expected life of options	2.5 - 5 years	2.5 - 5 years
Block discount applied	40%	40%

The block discount applied was due to the illiquidity of shares.

4.   Commitments:

The Company leases office facilities in Vancouver, British Columbia, Canada; The Valley, Anguilla, British West Indies; and London, United Kingdom. These office facilities are leased under operating lease agreements. The Canadian operating lease agreement expires on September 30, 2010. The Anguillian operating lease expires on September 30, 2008. The United Kingdom lease is with a company owned by a current director and officer of the Company. This lease is for 30 days and is automatically renewed with a 30 days notice period.

Minimum lease payments under these operating leases are approximately as follows:

2008	$40,286
2009	70,662
2010	52,997

The Company paid rent expense totaling $26,623 for the quarter ended June 30, 2008 (June 30, 2007 - $22,628).

The Company has a management consulting agreement with T.M. Williams (ROW), Inc., an Anguilla incorporated company and Mr. Williams dated August 20, 2001, (the "Williams Agreement"), amended February 28, 2002, in connection with the provision of services by Mr. Williams as President and Chief Executive Officer of the Company. The agreement was renewed for a further one year period on

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six months ended June 30, 2008 and 2007

(Unaudited)

4.   Commitments: (Continued)

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

5.    Income Taxes

Bingo.com, Ltd. is domiciled in the tax-free jurisdiction of Anguilla, British West Indies. The computed benefit / expense differed from the amounts computed by applying the United States of America federal income tax rate of 34 percent and various other rates for other jurisdictions to the pretax income / losses from operations as a result of the following:

June 30, 2008
Six Months
Computed "expected" tax expense	$169,228
Decrease in income taxes resulting from income taxes in other tax jurisdictions	(195,614)
Other	(472)
Expiration of tax asset	(314,179)
Change in exchange rates	(14,658)
Change in valuation allowance	355,695
$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2008, and December 31, 2007, are presented below:

	June 30, 2008	December 31, 2007
Deferred tax assets:
Net operating loss carry forwards	$401,250	$754,719

Valuation Allowance	(401,250)	(754,719)
	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in assessing the realizability of deferred tax assets.  In order to fully realize the deferred tax asset attributable to net operating loss carryforwards, the Company will need to generate future taxable income of approximately $1,000,000 in Canada prior to the expiration of the net operating loss carryforwards. These net operating loss carryforwards began expiring in 2007 in Canada.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six months ended June 30, 2008 and 2007

(Unaudited)

6.    Related Party Transactions

The Company has a liability of $9,767 (December 31, 2007 - $2,306), to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by the current director and officer of the Company.

Payments made to Bingo, Inc. in relation to the domain name purchase payment totaled $56,634 during the quarter ended June 30, 2008 (Quarter ended June 30, 2007 - $11,106).

The Company has a receivable balance in relation to administration services supplied of $nil (December 31, 2007 - $13,259), from a company whose director is a current director and officer of the Company.

7.    Segmented information:

Revenue

The Company operates in one reportable business segment, the business of providing games and entertainment based on the game of bingo through its Internet portal, bingo.com, supported mainly by receiving deposits for the games for money and selling advertising on the website.  The revenue for the quarter ended June 30, 2008 and 2007, has been derived primarily from total dollars wagered, including bonus wagered, on all games less all winnings payable to players.

Equipment

The Company's equipment is located as follows:

Net Book Value	June 30, 2008	December 31, 2007

Alderney, Channel Islands	$83,158	$-
Canada	74,588	78,588
Curacao, Netherlands Antilles	46,915	50,980
	$204,661	$129,568

8.         Concentrations

            Major customers

For the quarter ended June 30, 2008, there was no single player on the gaming site who had wagered more than 10% of the total gaming revenue. The Company is reliant on various payment processors who process funds players have wagered on the gaming site. For the quarter ended June 30, 2008, there were two processors, Royal Bank of Scotland and NETeller, each receiving 92% and 8% respectively of the total funds processed.

During the quarter ended June 30, 2008, the Company offered limited advertising. Therefore there were no advertising sales representing more than 10% of the total sales.

For the quarter ended June 30, 2007, there were no sales to customers, which were in excess of 10% of total sales.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six months ended June 30, 2008 and 2007

(Unaudited)

9.    Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company currently maintains its cash balances at financial institutions. At June 30, 2008, the Company had $333,301 (December 31, 2007 - $378,441) in excess of federally insured limits.

The Company has concentrations of credit risk with respect to accounts receivable, the majority of its accounts receivable are concentrated geographically in the United Kingdom amongst a small number of customers.

As of June 30, 2008, two customers totaling $21,494 and $18,400, who accounted for total accounts receivable greater than 10%. As of December 31, 2007, three customers, totaling $59,500, $26,886 and $25,389 who accounted for greater than 10% of the total accounts receivable.

The Company controls credit risk through monitoring procedures and receiving prepayments of cash for services rendered.  The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable.

10.       Contingent liabilities:

The Company has a contingent liability of $830,114 (December 31, 2007 - $441,916) for player bonus balances. These balances are not withdrawable but can be wagered. Any winnings made on these bonus wagers can be immediately withdrawn.

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

OVERVIEW

We are in the business of developing and operating a bingo based web portal designed to provide a variety of Internet based games played by individuals plus other forms of entertainment, including an online community, chat rooms, contests, sweepstakes, tournaments, and more. Using our bingo.com domain name and incorporating a variety of games and content to attract and retain a large number of subscribers, we have built one of the leading bingo-based portals on the Internet. Our website has attracted millions of visitors of which over 1,900,000 have gone through a detailed sign-up process and become registered users. The levels of Internet traffic have a direct impact on our revenues as, generally, the greater the Internet traffic, the greater the amount of gaming or advertising revenue received.

We generate revenue from players depositing funds into their account on our website and then playing games for money. An additional source of revenue comes from selling advertising on our portal to other companies who wish to advertise their products to our user demographic. We obtained a gaming license and commenced gaming operations from Curacao, Netherlands Antilles in May 2005. We have been granted an Alderney gaming license and have prepaid the annual license fee of GBP70,000 Pounds Sterling. We may commence operations under this license after final approval and testing of our systems, which is currently in progress. The Alderney license will enable us to advertise in the United Kingdom.

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

In addition, we offer multiple fixed and progressive Jackpot games. We provide for all progressive Jackpot games as recorded in unearned revenue.

We intend to continue to build on the success of the existing business by offering a greater depth and variety of content that we expect will hold existing subscribers as well as attract new subscribers and allow us to generate more revenue.

We have made a significant investment in the development of our website, purchase of domain name, branding, marketing, and maintaining operations.  As a result we have incurred significant losses since inception, and as of June 30, 2008, had an accumulated deficit of $11,604,494.

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

During the quarter ended June 30, 2007, we launched our United Kingdom focused website, with games targeted to the United Kingdom audience and the games played in British pounds sterling. Gaming revenue from the Bingo.com website accounted for approximately 94% of our revenue for the quarter ended June 30, 2008. Moving forward we will continue to focus our marketing on attracting additional players from jurisdictions such as the United Kingdom where Internet gambling is regulated and considered legal.

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

Impairment of long-lived assets and long-lived assets to be disposed of:

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets". As of June 30, 2008, the only long-lived assets reported on the Company's consolidated balance sheet are equipment, intangible assets and domain name rights.  These provisions require that long-lived assets and certain identifiable recorded intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell.

RESULTS OF OPERATIONS

            Revenue

Total revenue increased to $1,415,858 for the quarter ended June 30, 2008, an increase from revenue of $238,025 for second quarter of 2007 and an increase of 5% from revenue of $1,344,346 in the first quarter of 2008. Effective October 12, 2006, in response to the United States Unlawful Internet Gambling Enforcement Act of 2006 we sold our US players and related assets to an unrelated company. We commenced offering cash games in the United Kingdom in the second quarter of 2007. We had Gaming Revenue of $1,337,441 in the quarter ended June 30, 2008, compared Gaming Revenue of $226,025 in the second quarter of 2007 and an increase of 6% from revenue of $1,260,469 in the first quarter of 2008.  We earned advertising revenue of $78,417 in the quarter ended June 30, 2008, an increase from advertising revenue of $12,000 in the second quarter of 2007 and a decrease of 7% from advertising revenue of $83,877 in the first quarter of 2008.

Cost of revenue

We recorded cost of revenue of $925,293 during the quarter ended June 30, 2008, an increase compared to costs of $139,451 for the second quarter of 2007 and a decrease of 1% over costs of $938,964 in the first quarter of 2008.  The gross margin increased to 35% for the quarter ended June 30, 2008, compared to gross margin of 41% in the second quarter of 2007 and 30% gross margin in the first quarter of 2008. Cost of revenue consists of bonuses granted on deposits made by players, the cost of hosting the website, payment processing fees in relation to deposits from and withdrawals to our players, software license fees, and the domain name purchase payments. The increase in cost of revenue for the quarter ended June 30, 2008, compared to the second quarter of 2007 is due to the launch of the UK website in the second quarter of 2007. The decrease in cost of revenue for the quarter ended June 30, 2008, compared to the first quarter of 2008 is due to a decrease in bonuses granted to players. The awarding of deposit bonuses is required both to be competitive with other bingo-oriented websites and to build a large customer base as quickly as possible.

            Sales and marketing expenses

Sales and marketing expenses increased to $321,027 for the quarter ended June 30, 2008, an increase of 7% over expenses of $299,754 in the second quarter of 2007 and an increase of 17% from expenses of $274,741 in the first quarter of 2008. Sales and marketing expenses principally include costs for signup bonuses, marketing, prizes for our players and other bonuses and incentives offered to gaming players. The increase in sales and marketing expenses for the quarter ended June 30, 2008, compared to the second quarter of 2007 is due to the launch of the UK website in the second quarter of 2007. The increase in sales and marketing expenses for the quarter ended June 30, 2008, compared to the first quarter of 2008, is due to an increase in marketing bonuses awarded to players.

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

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our office, legal and professional fees, and other general corporate and office expenses. General and administrative expenses increased to $149,292 for the second quarter of 2008, an increase of 25% from costs of $119,530 for the second quarter of 2007 and an increase of 15% from costs of $129,334 in the first quarter of 2008. The increase in general and administrative expenses for the quarter ended June 30, 2008, compared to the second quarter of 2007 and the first quarter of 2008, is due to an increase in audit fees in relation to the Bingo.com subsidiaries and expenses incurred in relation to the Company's Annual General Meeting held during the second quarter of 2008.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants and benefits increased to $262,648 for the quarter ended June 30, 2008, an increase of 31% compared to salaries, wages, consultants and benefits of $200,944 in the second quarter of 2007 and a decrease of 1% over salaries, wages, consultants and benefits of $265,070 in the first quarter of 2008. This increase compared to the second quarter of 2007, is due to the recruitment of additional staff in order to run the expanded business and regular increases in the rates of pay.

Depreciation and amortization

Depreciation and amortization includes depreciation of our equipment, as well as amortization of intangible asset relating to the email list. Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years.  Depreciation and amortization increased to $14,228 during the quarter ended June 30, 2008, a decrease of 3% over costs of $14,673 during the same quarter in the prior year and an increase of 5% from costs of $13,597 in the first quarter of 2008. This decrease in depreciation and amortization compared to the second quarter of 2007, can be explained due to the aging of assets. The increase in depreciation and amortization compared to the first quarter of 2008, is due to the acquisition of equipment, especially computers and servers, to enable us to run the expanded business.

Stock based Compensation

Stock based compensation decreased to $19,256 during the quarter ended June 30, 2008, a decrease of 36% over stock based compensation of $30,087 during the same quarter in the prior year and an increase of 20% from stock based compensation of $16,022 in the first quarter of 2008. The decrease in stock based compensation compared to the second quarter of 2007, is due to the expiration of stock options during fiscal 2007 and 2008. The increase in stock based compensation compared to the first quarter of 2008, is due to stock options granted during the second quarter of fiscal 2008.

Profit on sale of US Gaming players

Effective October 12, 2006, the Company, in response to the United States Unlawful Internet Gambling Enforcement Act, sold its United States players and related assets for $1,200,050, to an arms length third party payable by the purchaser at a variable rate over the subsequent months until fully paid. We recognize the profit from the sale of these assets as and when payment is received. During the quarter ended June 30, 2008, we collected $18,000 of the $1,200,050 due, compared to payments received of $20,000 during the same quarter in the prior year and $30,000 in the first quarter of 2008.

            Net loss and loss per share

Net loss for the three months ended June 30, 2008, amounted to $235,188, a loss of $0.01 per share, a decrease of 56% compared to a net loss of $534,327, a loss of $0.02 per share for the same period in 2007 and a decrease in net loss of 10% compared to a net loss of $262,543 or $0.01 per share in the first quarter of 2008. The decrease in net loss for the quarter ended June 30, 2008, compared to the second quarter of 2007 and the first quarter of 2008, is due to the increase in revenue as a result of the launch of the UK website in the second quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $920,308 and working capital of $730,216 at June 30, 2008.  This compares to cash of $744,596 and working capital of $648,123 at December 31, 2007.

During the quarter ended June 30, 2008, we used cash of $174,510 from operating activities compared to using cash of $486,004 in the same period in the prior year and compared to using cash of $206,519 from operating activities in the first quarter of fiscal 2008.

Our future capital requirements will depend on a number of factors, including costs associated with development and marketing of our Web portal, the success and acceptance of gaming operations and the possible acquisition of complementary businesses, products and technologies.

During the quarter ended June 30, 2008, we completed a non-brokered private placement of 2 million common shares at $0.30 per share.  Total proceeds of the placement was $600,000.

ITEM 4T.       Controls and Procedures.

(a)        Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2008. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2008, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings

We are not currently a party to any legal proceeding, and was not a party to any other legal proceeding during the quarter ended June 30, 2008. We are currently not aware of any legal proceedings proposed to be initiated against the Company. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2008, the Company completed a non-brokered unregistered private placement for 2 million common shares at $0.30 per share. Total proceeds from the placement were $600,000. Proceeds of the private placement will be used for general working capital purposes.

ITEM 3.          Defaults Upon Senior Securities

Not applicable.

ITEM 4.          Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2008, we held our Annual Meeting of Stockholders for the purposes of electing our directors and to ratify the appointment of Dohan and Company, CPA's, P.A., as our independent auditors for the 2008 fiscal year. The Company issued a schedule 14A proxy statement to the shareholders on April 16, 2008.

All nominees for directors were elected and the appointment of auditors was ratified. The voting on each matter is set forth below:

Election of the Directors of the Company.

Nominee                       For                   Against             Abstain

T. M. Williams              29,168,690         221,045             44,338

J. M. Williams               29,289,999         99,737               44,337

C. M. Devereux            29,176,239         213,297             44,537

Proposal to ratify the appointment of Dohan and Company, CPA.'s, P.A., as our independent auditors for the 2008 fiscal year.

For                          Against                         Abstain

29,300,348                     71,449                           62,276

ITEM 5.          Other Information

            New Agreements

The Company did not enter any new reportable agreements during the quarter ended June 30, 2008.

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
31.1

Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 14, 2008.

31.2

Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 14, 2008.

32.1	Certification from the Chief Executive Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 14, 2008.
32.2	Certification from the Chief Financial Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 14, 2008.

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

(e) Previously filed with the Company's report on Form 8-K on December 26, 2006.

Reports on Form 8-K.

The company filed a Form 8-K on May 22, 2008, stating that the Company had completed a private placement of 2 million shares at $0.30 per share to raise net proceeds of $600,000.  These shares were placed with non U.S. residents under Regulation S exemptions.  Proceeds of the private placement will be used for general working capital purposes.

The company filed a Form 8-K on June 6, 2008, stating that all the nominees for directors were elected and the appointment of auditors was ratified.

Reports Subsequent to the quarter ended June 30, 2008.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 14, 2008	BINGO.COM, LTD.
(Registrant)
Date:	August 14, 2008	/S/ T.M. Williams
T. M. Williams, Chairman of the Board, Chief Executive Officer, President and Secretary (Principal Executive and Accounting Officer)
Date:	August 14, 2008	/S/ H. W. Bromley
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

(c)  Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of June 30, 2008, covered by this quarterly report based on such evaluation; and

(d)  Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed :  /S/ T. M.  Williams                                                     Date : August 14, 2008

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

(c)  Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of June 30, 2008, covered by this quarterly report based on such evaluation; and

(d)  Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed :  /S/ H. W. Bromley                                                     Date : August 14, 2008

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the "Company") on Form 10-Q for the period ended June 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, T. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                    August 14, 2008

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the "Company") on Form 10-Q for the period ended June 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        August 14, 2008

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.