Form 10-Q
period 2008-09-30
BINGO.COM LTD.
filed 2008-11-14
CIK 1318482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer's common stock, no par value per share, was 36,200,203 as of November 14, 2008.

BINGO.COM, LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2008

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$748,344	$744,596
Accounts receivable less allowance for doubtful accounts $nil (December 31, 2007 - $36,778)	41,358	143,186
Prepaid expenses	182,307	123,453
Total Current Assets	972,009	1,011,235

Equipment, net	203,159	129,568

Other assets	140,425	110,878

Domain name rights and intangible assets	1,257,653	1,265,068

Deferred tax asset, less valuation allowance of $338,964 (December 31, 2007 - $754,719) (Note 5)	-	-

Total Assets	$2,573,246	$2,516,749

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$134,888	$170,833
Accrued liabilities	103,258	67,021
Accounts payable and accrued liabilities - related party (Note 6)	48,279	24,772
Unearned revenue	221,564	100,486
Total Current Liabilities	507,989	363,112

Commitments (Note 4)
Contingent liabilities (Notes 8, 9 and 10)

Stockholders' equity:
Common stock, no par value, unlimited shares authorized, 36,200,203 shares issued and outstanding (December 31, 2007 - 34,025,703)	13,913,945	13,235,820
Accumulated deficit	(11,873,268)	(11,106,763)
Accumulated other comprehensive loss: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	2,065,257	2,153,637

Total Liabilities and Stockholders' Equity	$2,573,246	$2,516,749

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Operations

For the periods ended September 30, 2008 and 2007

(Unaudited)

	Nine Months ended September 30, 2008	Nine Months ended September 30, 2007	Three Months ended September 30, 2008	Three Months ended September 30, 2007

Advertising revenue	$234,382	$53,061	$72,088	$34,761
Gaming revenue	4,085,910	1,180,840	1,487,999	954,815
Total revenue	4,320,292	1,233,901	1,560,087	989,576

Cost of producing revenue	2,873,302	620,968	1,009,045	451,187

Gross profit	1,446,990	612,933	551,042	538,389

Operating expenses:
Depreciation and amortization	42,343	45,004	14,518	16,413
General and administrative	414,295	339,472	135,669	122,602
Salaries, wages, consultants and benefits	776,060	607,729	248,342	237,867
Selling and marketing	967,127	937,609	371,359	576,730
Stock-based compensation	60,911	90,262	25,633	30,087
Total operating expenses	2,260,736	2,020,076	795,521	983,699

Loss before other income (expense) and income taxes	(813,746)	(1,407,143)	(244,479)	(445,310)

Other income (expense):
Foreign exchange losses	(69,096)	(9,153)	(59,235)	6,541
Gain on resolution of debt	46,889	41,092	20,844	4,197
Loss on disposal of equipment	(2,121)	-	(114)	-
Interest income	15,891	16,980	6,710	6,233
Other income	178	9,144	-	2,552
Profit from sale of US players and related assets (Note 2)	55,500	90,000	7,500	30,000

Loss before income taxes	(766,505)	(1,259,080)	(268,774)	(395,787)

Income tax expense	-	-	-	-

Net loss	$(766,505)	$(1,259,080)	$(268,774)	$(395,787)

Net loss per common share, basic and diluted	$(0.02)	$(0.04)	$(0.01)	$(0.01)

Weighted average common shares outstanding, basic and diluted	35,092,369	32,380,866	36,200,203	33,949,535

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the period ended September 30, 2008

(Unaudited)

	Common stock			Accumulated Other Comprehensive loss
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2007	34,025,703	$ 13,235,820	$ (11,106,763)	$ 24,580	$2,153,637

Exercise of stock options	174,500	8,725	-	-	8,725

Private Placement	2,000,000	600,000			600,000

Stock-based compensation	-	60,911	-	-	60,911

Issuance of consultant stock options	-	8,489	-	-	8,489

Net loss	-	-	(766,505)	-	(766,505)
Balance, September 30, 2008	36,200,203	$ 13,913,945	$ (11,873,268)	$ 24,580	$ 2,065,257

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2008 and 2007

(Unaudited)

		2008		2007
Cash flows from operating activities:
Net loss		$(766,505)		$(1,259,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		42,343		45,004
Gain on resolution of debt		(46,889)		(41,092)
Loss (gain) on disposal of equipment		2,121		-
Stock-based compensation		60,911		90,262
Issuance of consultant stock option		8,489		8,489
Profit from the sale of US players and related assets		(55,500)		(90,000)
Changes in operating assets and liabilities:
Accounts receivable		101,829		91,712
Prepaid expenses		(58,854)		40,800
Other assets		(29,547)		(20,678)
Accounts payable and accrued liabilities		70,687		(25,803)
Unearned revenue		121,078		35,760
Net cash used in operating activities		(549,837)		(1,124,626)

Cash flows from investing activities:
Acquisition of equipment		(110,640)		(46,948)
Proceeds from sale of US players and related assets		55,500		90,000
Proceeds on disposal of equipment		-		112
Net cash provided by investing activities		(55,140)		43,164

Cash flows from financing activities:
Exercise of stock options		8,725		22,308
Private placement		600,000		1,500,000
Repayment of loans and notes payable		-		(1,457)
Net cash provided by financing activities		608,725		1,520,851

Change in cash		3,748		439,389

Cash, beginning of period		744,596		521,203
Cash, end of period		$748,344		$960,592

Supplementary information:
Interest paid		$-		$-
Income taxes paid	$	‑	$	‑

Non-cash transactions:
Acquisition of equipment in exchange for settlement of debt	$	‑		$10,878

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine months ended September 30, 2008 and 2007

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

2.   Sale of US players and related assets

Effective October 12, 2006, the Company, in response to the United States Unlawful Internet Gambling Enforcement Act, sold its United States players and related assets for $1,200,050, payable by the arms-length purchaser at a variable rate over the subsequent months. The Company will recognize the profit from the sale of these assets as and when payment is received. During the fourth quarter ended December 31, 2006, the Company collected $180,000 and $120,000 during the year ended December 31, 2007, $30,000 during the first quarter of fiscal 2008, $18,000 during the second quarter of fiscal 2008 and $7,500 quarter ended September 30, 2008, in payment for these assets.

Amount
Sale of US players and related assets	$1,200,050

Payments received, fourth quarter fiscal 2006	(180,000)

Balance December 31, 2006	1,020,050

Payments received, 2007	(120,000)

Balance December 31, 2007	900,050

Payments received during the period	(55,500)

Balance remaining September 30, 2008	$844,550

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine months ended September 30, 2008 and 2007

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

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months ended September 30, 2008	Three Months ended September 30, 2007
Expected dividend yield	-	-
Expected stock price volatility	82 - 91%	90 - 91%
Weighted average volatility	127%	91%
Risk-free interest rate	3.36 - 4.52%	4.45 - 4.52%
Expected life of options	2.5 - 5 years	2.5 - 5 years
Block discount applied	40%	40%

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

Minimum lease payments under these operating leases are approximately as follows:

2008	$10,427
2009	78,282
2010	54,417

The Company paid rent expense totaling $28,694 for the quarter ended September 30, 2008 (September 30, 2007 - $23,979).

The Company has a management consulting agreement with T.M. Williams (ROW), Inc., an Anguilla incorporated company and Mr. Williams dated August 20, 2001, (the "Williams Agreement"), amended February 28, 2002, in connection with the provision of services by Mr. Williams as President and Chief Executive Officer of the Company. The agreement was renewed for a further one year period on August 1, 2008, on substantially the same terms and conditions, whereby the Company will pay to T.M. Williams (ROW), Ltd., 10% of the operating profit of the Company, as defined in the amendment, to a maximum of $25,000 per month, in arrears.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine months ended September 30, 2008 and 2007

(Unaudited)

5.    Income Taxes

Bingo.com, Ltd. is domiciled in the tax-free jurisdiction of Anguilla, British West Indies. The computed benefit / expense differed from the amounts computed by applying the United States of America federal income tax rate of 34 percent and various other rates for other jurisdictions to the pretax income / losses from operations as a result of the following:

September 30, 2008
Nine Months
Computed "expected" tax expense	$260,611
Decrease in income taxes resulting from income taxes in other tax jurisdictions	(336,762)
Other	(1,096)
Expiration of tax asset	(314,179)
Change in exchange rates	(24,329)
Change in valuation allowance	415,755
$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2008, and December 31, 2007, are presented below:

	September 30, 2008	December 31, 2007
Deferred tax assets:
Net operating loss carry forwards	$338,964	$754,719

Valuation Allowance	(338,964)	(754,719)
	$-	$-

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

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine months ended September 30, 2008 and 2007

(Unaudited)

6.    Related Party Transactions

The Company has a liability of $6,975 (December 31, 2007 - $2,306), to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by the current director and officer of the Company.

The Company has a liability of $2,814 (December 31, 2007 - $nil), to a director and officer of the Company for payment of services rendered and expenses incurred by the director and officer of the Company.

Payments made to Bingo, Inc. in relation to the domain name purchase payment totaled $62,316 during the quarter ended September 30, 2008 (Quarter ended September 30, 2007 - $43,324).

The Company has a receivable balance in relation to administration services supplied of $nil (December 31, 2007 - $13,259), from a company whose director is a current director and officer of the Company.

7.    Segmented information:

Revenue

The Company operates in one reportable business segment, the business of providing games and entertainment based on the game of bingo through its Internet portal, bingo.com, supported mainly by receiving deposits for the games for money and selling advertising on the website.  The revenue for the quarter ended September 30, 2008 and 2007, has been derived primarily from total dollars wagered, including bonus wagered, on all games less all winnings payable to players.

Equipment

The Company's equipment is located as follows:

Net Book Value	September 30, 2008	December 31, 2007

Alderney, Channel Islands	$83,158	$-
Canada	77,770	78,588
Curacao, Netherlands Antilles	42,231	50,980
	$203,159	$129,568

8.         Concentrations

            Major customers

For the quarter ended September 30, 2008, there was no single player on the gaming site who had wagered more than 10% of the total gaming revenue. The Company is reliant on various payment processors who process funds players have wagered on the gaming site. For the quarter ended September 30, 2008, there were two processors, Royal Bank of Scotland and NETeller, each receiving 93% and 6% respectively of the total funds processed.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine months ended September 30, 2008 and 2007

(Unaudited)

8.         Concentrations (continued)

During the quarter ended September 30, 2008, the Company offered limited advertising. Therefore there were no advertising sales representing more than 10% of the total sales.

For the quarter ended September 30, 2007, there were no sales to customers, which were in excess of 10% of total sales.

9.    Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions, which are government supported and limits the amount of credit exposure with any one institution.

The Company currently maintains its cash balances at financial institutions. At September 30, 2008, the Company had $275,688 (December 31, 2007 - $378,441) in excess of federally insured limits.

The Company has concentrations of credit risk with respect to accounts receivable, the majority of its accounts receivable are concentrated geographically in the United Kingdom amongst a small number of customers.

As of September 30, 2008, three customers totaling $15,600, $7,658 and $4,934 respectively, who accounted for total accounts receivable greater than 10%. As of December 31, 2007, three customers, totaling $59,500, $26,886 and $25,389 who accounted for greater than 10% of the total accounts receivable.

The Company controls credit risk through monitoring procedures and receiving prepayments of cash for services rendered.  The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable.

10.       Contingent liabilities:

The Company has a contingent liability of $943,747 (December 31, 2007 - $441,916) for player bonus balances. These balances are not withdrawable but can be wagered. Any winnings made on these bonus wagers can be immediately withdrawn.

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

We generate revenue from players depositing funds into their account on our website and then playing games for money. An additional source of revenue comes from selling advertising on our portal to other companies who wish to advertise their products to our user demographic. We obtained a gaming license and commenced gaming operations from Curacao, Netherlands Antilles in May 2005. We have been granted an Alderney gaming license and have prepaid the annual license fee of GBP70,000 Sterling. The Alderney license will enable us to advertise in the United Kingdom. We have also applied for a Malta gaming license which will provide an additional safeguard in terms of access to the United Kingdom market and, furthermore, allow us to take advantage of other European markets as and when they become accessible. We will commence operations under one of these licenses after final approval of our systems and processes by the relevant regulatory authorities.

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

We have made a significant investment in the development of our website, purchase of domain name, branding, marketing, and maintaining operations.  As a result we have incurred significant losses since inception, and as of September 30, 2008, had an accumulated deficit of $11,873,268.

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

During the quarter ended June 30, 2007, we launched our United Kingdom focused website, with games targeted to the United Kingdom audience and the games played in British pounds sterling. Gaming revenue from the Bingo.com website accounted for approximately 95% of our revenue for the quarter ended September 30, 2008. Moving forward we will continue to focus our marketing on attracting additional players from jurisdictions such as the United Kingdom where Internet gambling is regulated and considered legal.

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

Impairment of long-lived assets and long-lived assets to be disposed of:

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets". As of September 30, 2008, the only long-lived assets reported on the Company's consolidated balance sheet are equipment, intangible assets and domain name rights.  These provisions require that long-lived assets and certain identifiable recorded intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell.

RESULTS OF OPERATIONS

            Revenue

Total revenue increased to $1,560,087 for the quarter ended September 30, 2008, an increase of 58% from revenue of $989,576 for third quarter of 2007 and an increase of 10% from revenue of $1,415,858 in the second quarter of 2008. Effective October 12, 2006, in response to the United States Unlawful Internet Gambling Enforcement Act of 2006 we sold our US players and related assets to an unrelated company. We commenced offering cash games in the United Kingdom in the second quarter of 2007. We had Gaming Revenue of $1,487,999 in the quarter ended September 30, 2008, an increase of 56% compared to Gaming Revenue of $954,815 in the third quarter of 2007 and an increase of 11% from revenue of $1,337,441 in the second quarter of 2008.  This increase in Gaming Revenue is due to an increase in our player base. We earned advertising revenue of $72,088 in the quarter ended September 30, 2008, an increase from advertising revenue of $34,761 in the third quarter of 2007 and a decrease of 8% from advertising revenue of $78,417 in the second quarter of 2008.

Cost of revenue

We recorded cost of revenue of $1,009,045 during the quarter ended September 30, 2008, an increase compared to costs of $451,187 for the third quarter of 2007 and an increase of 9% over costs of $925,293 in the second quarter of 2008.  The gross margin decreased to 35% for the quarter ended September 30, 2008, compared to gross margin of 54% in the third quarter of 2007 and 35% gross margin in the second quarter of 2008. Cost of revenue consists of bonuses granted on deposits made by players, the cost of hosting the website, payment processing fees in relation to deposits from and withdrawals to our players, software license fees, and the domain name purchase payments. The increase in cost of revenue for the quarter ended September 30, 2008, compared to the third quarter of 2007 is due to the increase in player base, especially the awarding of deposit bonuses required both to be competitive with other bingo-oriented websites and to build a large customer base as quickly as possible.

            Sales and marketing expenses

Sales and marketing expenses increased to $371,359 for the quarter ended September 30, 2008, an decrease of 36% over expenses of $576,730 in the third quarter of 2007 and an increase of 16% from expenses of $321,027 in the second quarter of 2008. Sales and marketing expenses principally include costs for signup bonuses, marketing, prizes for our players and other bonuses and incentives offered to gaming players. The decrease in sales and marketing expenses for the quarter ended September 30, 2008, compared to the second quarter of 2007 is due to the launch of the UK website in the second quarter of 2007. The increase in sales and marketing expenses for the quarter ended September 30, 2008, compared to the second quarter of 2008, is due to an increase in marketing bonuses awarded to players.

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

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our office, legal and professional fees, and other general corporate and office expenses. General and administrative expenses increased to $135,669 for the third quarter of 2008, an increase of 11% from costs of $122,602 for the second quarter of 2007 and a decrease of 9% from costs of $149,292 in the second quarter of 2008. The increase in general and administrative expenses for the quarter ended September 30, 2008, compared to the second quarter of 2007, is due to the further development of the website to enhance the players experience. The decrease compared to the second quarter of 2008, is due to the expenses incurred in relation to the Company's Annual General Meeting held during the second quarter of 2008.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants and benefits increased to $248,342 for the quarter ended September 30, 2008, an increase of 4% compared to salaries, wages, consultants and benefits of $237,867 in the third quarter of 2007 and a decrease of 5% over salaries, wages, consultants and benefits of $262,648 in the second quarter of 2008. This increase compared to the third quarter of 2007, is due to the recruitment of additional staff in order to run the expanded business and regular increases in the rates of pay. The decrease compared to the second quarter of 2008, is due to the strengthening of the US dollar compared to the Canadian dollar.

Depreciation and amortization

Depreciation and amortization includes depreciation of our equipment, as well as amortization of intangible asset relating to the email list. Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years.  Depreciation and amortization increased to $14,518 during the quarter ended September 30, 2008, a decrease of 12% over costs of $16,413 during the same quarter in the prior year and an increase of 2% from costs of $14,228 in the second quarter of 2008. This decrease in depreciation and amortization compared to the third quarter of 2007, can be explained due to the aging of assets. The increase in depreciation and amortization compared to the second quarter of 2008, is due to the acquisition of equipment, especially computers and servers, to enable us to run the expanded business.

Stock based Compensation

Stock based compensation decreased to $25,633 during the quarter ended September 30, 2008, a decrease of 15% over stock based compensation of $30,087 during the same quarter in the prior year and an increase of 16% from stock based compensation of $19,256 in the second quarter of 2008. The decrease in stock based compensation compared to the third quarter of 2007, is due to the expiration of stock options during fiscal 2007 and 2008. The increase in stock based compensation compared to the second quarter of 2008, is due to stock options granted during the second quarter of fiscal 2008.

Profit on sale of US Gaming players

Effective October 12, 2006, the Company, in response to the United States Unlawful Internet Gambling Enforcement Act, sold its United States players and related assets for $1,200,050, to an arms length third party payable by the purchaser at a variable rate over the subsequent months until fully paid. We recognize the profit from the sale of these assets as and when payment is received. During the quarter ended September 30, 2008, we collected $7,500 of the $1,200,050 due, compared to payments received of $30,000 during the same quarter in the prior year and $18,000 in the second quarter of 2008.

            Net loss and loss per share

Net loss for the three months ended September 30, 2008, amounted to $268,774, a loss of $0.01 per share, a decrease of 32% compared to a net loss of $395,787, a loss of $0.01 per share for the same period in 2007 and an increase in net loss of 14% compared to a net loss of $235,188 or $0.01 per share in the second quarter of 2008. The decrease in net loss for the quarter ended September 30, 2008, compared to the third quarter of 2007 is due to the increase in revenue as a result of the launch of the UK website in the second quarter of 2007. The increase in net loss for the quarter ended September 30, 2008, compared to the second quarter of 2008 is due to the strengthening of the US dollar in comparison to the Canadian dollar and the Pound Sterling.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $748,344 and working capital of $464,020 at September 30, 2008.  This compares to cash of $744,596 and working capital of $648,123 at December 31, 2007.

During the quarter ended September 30, 2008, we used cash of $168,808 from operating activities compared to using cash of $303,167 in the same period in the prior year and compared to using cash of $174,509 from operating activities in the second quarter of fiscal 2008.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2008. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2008, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings

We are not currently a party to any legal proceeding, and was not a party to any other legal proceeding during the quarter ended September 30, 2008. We are currently not aware of any legal proceedings proposed to be initiated against the Company. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities or use of proceeds during the quarter ended September 30, 2008.

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

ITEM 5.          Other Information

Effective September 15, 2008, the British Columbia Securities Commission ("BCSC") issued rule 51-509 Issuers Quoted in the U.S. Over-the-Counter Markets. Rule 51 - 509 requires all Over-the-Counter Companies that have connections to British Columbia (BC) to comply with BC securities law and certain public disclosure requirements. The Company is deemed to have connection to BC due to the fact that administration and a director are located in BC. The Company has complied with rule 51-509 and registered and filed the necessary documents on SEDAR. The Company is deemed, due to the fact that there are less than 50% of the Company's shareholders located in BC, to be a foreign reporting issuer in accordance with NI 71-102 "Continuous Disclosure and Other Exemptions Relating to Foreign Issuers". Therefore the Company is only required to file what it files with the Securities and Exchange Commission on SEDAR.

The company filed a press release on August 15, 2008, announcing share trading concerns. On May 13, 2008, the BCSC enacted its rule 33-705: "Conditions of Registration for Investment Dealers that Trade in the U.S. Over-the-Counter Markets". In essence, this change will require British Columbia securities dealers who wish to continue to trade in United States Over-the-Counter ("OTC") securities to be subject to additional regulatory scrutiny and documentation. For those British Columbia securities dealers who are not willing to subject themselves to such additional regulation, the BCSC will require a written undertaking that they will not trade in OTC securities.

            New Agreements

The Company did not enter any new reportable agreements during the quarter ended September 30, 2008.

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
31.1

Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 14, 2008.

31.2

Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 14, 2008.

32.1	Certification from the Chief Executive Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 14, 2008.
32.2	Certification from the Chief Financial Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 14, 2008.

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

(e) Previously filed with the Company's report on Form 8-K on December 26, 2006.

Reports on Form 8-K.

There were no Form 8-K filed during the quarter ended September 30, 2008.

Reports Subsequent to the quarter ended September 30, 2008.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 14, 2008	BINGO.COM, LTD.
(Registrant)
Date:	November 14, 2008	/S/ T.M. Williams
T. M. Williams, Chairman of the Board, Chief Executive Officer, President and Secretary (Principal Executive and Accounting Officer)
Date:	November 14, 2008	/S/ H. W. Bromley
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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of September 30, 2008, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5. Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed :  /S/ T. M.  Williams                                                     Date : November 14, 2008

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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of September 30, 2008, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5. Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed :  /S/ H. W. Bromley                                                     Date : November 14, 2008

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the "Company") on Form 10-Q for the period ended September 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, T. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        November 14, 2008

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the "Company") on Form 10-Q for the period ended September 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        November 14, 2008

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.