Form 10-K
period 2008-12-31
BINGO.COM LTD.
filed 2009-03-31
CIK 1318482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Or

  |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 193

For the transition period from                 to

Commission file number 333-120120-01

BINGO.COM, LTD.

(Exact name of registrant as specified in its charter)

ANGUILLA, B.W.I.	98-0206369
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

National Bank of Anguilla Corporate Building, 1St Floor

St Mary's Road, TV1 02P

The Valley, Anguilla, B.W.I

(Address of principal executive offices)

(264) 461-2646

(Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None

(Title of Each Class & Name of each exchange on which registered)

Securities registered under section 12(g) of the Exchange Act:

COMMON STOCK, NO PAR VALUE PER SHARE

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                                                                          Yes  [   ]        No  [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                                                                                          Yes   [   ]        No  [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                     Yes  [ X ]         No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                         [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer   [  ]                                             Accelerated filer                      [   ]

Non-accelerated filer     [  ]                                             Smaller reporting company      [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]
State issuer's revenues for its most recent fiscal year. $5,649,565

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at of such stock on the National Association of Securities Dealers Over the Counter Bulletin Board market as of March 31, 2009, being $0.09 per share: $1,289,121.  The number of shares of the issuer's common stock outstanding on March 31, 2009, was 39,755,203. Our common stock is traded on the National Association of Securities Dealers Over-the-Counter Bulletin Board market under the symbol "BNGOF".

APPLICABLE ONLY TO CORPORATE REGISTRANTS Indicate the number of shares outstanding of the registrant's common stock, no par value per share, was 39,755,203 as of March 31, 2009.

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

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

Bingo.com, Ltd. (the "Company") is in the business of developing and operating a bingo based web portal designed to provide a variety of Internet based games played by individuals plus other forms of entertainment, including an online community, chat rooms, contests, sweepstakes, tournaments, and more. Using our bingo.com domain name and incorporating a variety of games and content to attract and retain a large number of subscribers, we have built one of the leading bingo-based portals on the Internet. Our website has attracted millions of visitors of which over 1,950,000 have gone through a detailed sign-up process and become registered users. The levels of Internet traffic have a direct impact on our revenues as, generally, the greater the Internet traffic, the greater the amount of gaming or advertising revenue received.

We generate revenue from players depositing funds into their account on our website and then playing games for money. An additional source of revenue comes from selling advertising on our portal to other companies who wish to advertise their products to our user demographic. We obtained a gaming license and commenced gaming operations from Curacao, Netherlands Antilles in May 2005. Subsequent to the year ended December 31, 2008, the Company was granted a Letter of Intent by the Lotteries and Gaming Authority of Malta, and commenced operating under this Maltese license. This Letter of Intent enables us to advertise in the United Kingdom.

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

History and Corporate Structure

The Company was originally incorporated in the State of Florida on January 12, 1987.

Effective January 22, 1999, the Company acquired the use of the second level domain name bingo.com and embarked on our business strategy to become a leading online provider of bingo based games and entertainment.

Effective Thursday, April 7, 2005, the shares of Bingo.com, Ltd. by way of a merger between Bingo.com, Inc. and Bingo.com, Ltd., began trading under the new ticker symbol "BNGOF".

We conduct our business through the Anguilla incorporated entity and through our wholly-owned subsidiaries English Bay Office Management Limited ("English Bay"), Bingo.com (UK) plc ("Bingo UK"), Bingo.com Services Limited ("Bingo Services"), Bingo.com Operations Limited ("Bingo Malta"), Coral Reef Marketing Inc. ("Coral Reef") and Bingo.com N.V.

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

On February 5, 2007, Bingo.com Services Limited was incorporated under the laws of England and Wales.

On September 25, 2007, we acquired 99% of the share capital of Bingo.com Operations Limited. Bingo.com Operations Limited was incorporated under the Laws of Malta.

On January 15, 2008, Bingo.com (Alderney) Limited was incorporated under the laws of Alderney, Channel Islands.

On January 21, 2008, Coral Reef Marketing Inc., was incorporated under the laws of Anguilla, British West Indies.

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

During the year ended December 31, 2008, we made payments totaling $225,977 (2007 - $94,790) based on 4% of the preceding month's gross revenue as defined in the amended agreement. T. M. Williams, the President and Chief Executive Officer of the Company is the potential beneficiary of several discretionary trusts that hold approximately 80% of the shares of Bingo, Inc.

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

On September 30, 2006, the United States Senate passed the Unlawful Internet Gambling Enforcement Act 2006 ("UIGEA"), which was signed into law by President Bush, on October 13, 2006. The legislation aimed to prohibit the funding of illegal online gambling to United States citizens and residents. Effective October 12, 2006, in response to the UIGEA we sold our United States player database and related assets to an unrelated company. The asset disposition included the registered online gaming players, the gaming servers, and the complete database of real money players. The asset disposition price was $1,200,050 payable at a variable rate over the subsequent period until fully paid.  As at December 31, 2008, $363,000 (2007 $300,000) of the $1,200,050 had been paid.

During the quarter ended June 30, 2007, we launched our United Kingdom focused website, with games targeted to the United Kingdom audience and the games played in British pounds sterling. Gaming revenue from the Bingo.com website accounted for approximately 95% of our revenue for the year ended December 31, 2008. Moving forward we will focus our marketing on attracting additional players from jurisdictions such as the United Kingdom where Internet gambling is regulated and considered legal.

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

We have in the past used the appeal of the bingo.com domain name to sell advertising on the free section of the website, which was our primary revenue source. During the quarter ended June 30, 2005, we commenced offering traditional bingo and other pay-for-play games to our players, which replaced advertising as our main source of revenue. Advertising revenue from the bingo.com website accounted for approximately 5% of our revenue for the year ended December 31, 2008. Although many of our games are free to play, players are required to register to receive points and to win prizes and to access certain features on the site. All registration information is stored in online databases. We intend to continue to build awareness of, and drive traffic to, bingo.com through a marketing program consisting of various elements such as strategic alliances and online and off-line advertising, in order to strengthen our search engine rankings and rebuild our advertising revenue stream.

The Niche

We continue to work towards positioning ourselves as the leading bingo focused entertainment portal on the Internet.  We believe the size of the worldwide bingo community, the domain name bingo.com, and the attractive nature of our product offering provides us an opportunity to build a large loyal base of daily visitors from around the world.

We believe our website, http://www.bingo.com has broad appeal in the Internet marketplace.  We also believe that bingo is well suited for online entertainment content, and that online games are a compelling entertainment medium for a mass user audience.  We believe that players will value an opportunity to win prizes and cash while being allowed to access bingo focused content according to their own schedule, their own currency and from their own location.

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

Revenue streams

In 2008, we generated 95% of our revenue from gaming revenue and 5% of our revenue from advertising revenue. We earned these revenues from our portal through a variety of ways, such as the following:

-     Offering bingo and other similar games, such as slots, for money to our players.

-     Banner and button advertisements on our website;

-     Sponsorships of email newsletters or parts of our site;

-     Exchanging links with other websites.

Throughout 2008 we were focused primarily on increasing our gaming revenue at the expense of our advertising revenue. During the year ended December 31, 2005, we suspended the majority of the sale of advertising and focused entirely on the gaming revenue component of the business.  With the passing of the United States Unlawful Internet Gambling Act in October of 2006, we again began to serve advertising on our web-site.

Advertising revenue calculations are based on click-throughs, percentage of sales transactions, or other methods depending on the details of the agreements. The majority of the advertising revenue earned in 2008 was calculated on a Cost Per Acquisition ("CPA") basis.

Expand registered user database

We have demonstrated the ability to attract and keep a large subscriber base. It is our intention to continue the growth of our database through strategic partnerships with affinity groups and penetration of traditional bingo venues by use of targeted promotions with suppliers of goods and services to such venues.

Entertainment and game sites have become increasingly popular and are showing strong growth rates. Our website traffic reports indicate that between 500 and 1,000 new players a day are registering with http://www.bingo.com. There has been in excess of 10,000 visitor sessions per day, with an average visitor session length of more than 30 minutes. It is our belief that, if current traffic rates can be maintained, we will continue to maintain our status as a premier, bingo centric, online gaming destination.

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

Extend and enhance the value of the brand name

We believe that establishing a readily recognizable world-wide brand name is critical to attracting a larger player base and generating additional revenue. We believe that our bingo.com website has inherent value as a brand name and we intend to aggressively expand our player base by promoting that name. In targeted markets, we intend to pursue online and offline marketing strategies, promotional opportunities, and strategic alliances with arms length Affiliate websites to make the Bingo.com website the leading entertainment destination for bingo on the Internet.  To date, we have entered into several Affiliate deals, whereby they drive traffic to our website via links from their websites.  Also, amongst the initiatives being considered and depending upon whether the regulatory framework in a particular jurisdiction permits its residents to play bingo for money, we would like to enter into strategic alliances with members of the non-profit sector to drive traffic from their websites to our website in exchange for a share of the profits generated by those players.

Marketing Strategy

Our goal is for the Bingo.com website to continue to be the most recognized and most visited bingo entertainment destination on the Internet. We intend to continue building an Internet community consisting of a dedicated and loyal user base that we believe will support our ability to generate both advertising and gaming revenues.

Advertising focused on promoting the Bingo.com website in the United Kingdom and in targeted international markets through affiliate programs, strategic partnerships, co-branding and other promotional activities with a variety of companies is underway and we are working on expanding these relationships. This strategy is intended to further develop the growing database of registered players.

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

OPERATIONS

Employees

As of December 31, 2008, we had sixteen full-time employees, not including temporary personnel, consultants, and independent contractors. We retain consultants to provide special expertise in developing strategy, marketing, software and technologies and outsource our development resources. We outsource our customer support, including in-game chat, email and phone support, to an established support company. None of our employees is represented by a labor union, and we believe that our relationship with our employees is good.

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

            Competition

We face competition primarily from other large bingo focused websites, e.g. Gala Bingo, Mecca Bingo, Jackpot joy, Bingomania, Sun Bingo and Foxy Bingo. We will continue to compete with these large sites as well as many other smaller offerings, and there can be no assurances that we will be successful in attracting users from these sites or generating new users from the overall bingo community that are not yet focused on playing bingo online

            Need for Government Approval of Principal Products or Services and Effect of Existing or Probable Governmental Regulations on our

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

We are presently focused on obtaining players from the United Kingdom market and therefore are subject to the Gambling Laws of the United Kingdom.  These laws include restrictions on marketing to UK residents. As a result, a broad spectrum of our business may be affected, including how and what we market and where our gaming licence and servers must be located. As we look to expand into other markets, it is likely we will be subject to further local laws and regulations which may require other changes to the way we operate our games and website.

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

The applicability to the Internet of existing laws governing issues such as gambling, property ownership, copyright, defamation, obscenity and personal privacy is uncertain.  We may be subject to claims that our services violate such laws.  New legislation or regulation in areas of the World where we operate or the application of existing laws and regulations to the Internet could damage our business.  In addition, because legislation and other regulations relating to online games vary by jurisdiction, from state to state and from country to country, it is difficult for us to ensure that our players are accessing our portal from a jurisdiction where it is legal to play our games.  We therefore, cannot ensure that we will not be subject to enforcement actions as a result of this uncertainty and difficulty in controlling access.

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

BRITISH COLUMBIA SECURITIES COMMISSION

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

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

At the end of fiscal 2008, our equipment was located in Curacao, Netherlands Antilles, Malta and Canada.

AVAILABLE INFORMATION

The Company makes available through the Corporate Bingo.com section of its internet website at http://www.bingo.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Press Releases and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission.

You may read and copy any reports, statements or other information that we file with the Securities and Exchange Commission at the Securities and Exchange Commission's Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. You can request copies of these documents, upon payment of a duplicating fee, by writing to the Securities and Exchange Commission. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the operation of the Public Reference Room.

We file our reports with the Securities and Exchange Commission electronically through the Securities and Exchange Commission's Electronic Data Gathering, Analysis and Retrieval ("EDGAR") system. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding companies that file electronically with the Securities and Exchange Commission through EDGAR. The address of this Internet site is http://www.sec.gov.

In addition, we file our reports on SEDAR, in accordance with rule 51-509 Issuers Quoted in the U.S. Over-the-Counter Markets as required by the British Columbia Securities Commission.

ITEM 2. DESCRIPTION OF PROPERTY.

Our executive office is located in The Valley, Anguilla, British West Indies. We commenced the lease agreement on October 1, 2005, for a period of three years. The monthly rental is $250.

Our primary administrative and development facility is located in leased space in Vancouver, British Columbia.  This facility comprises approximately 2,480 square feet.  We entered into this lease on September 30, 2005, for a term of sixty months and ending September 30, 2010. The monthly rental is approximately $7,121.

During the year ended December 31, 2007, we opened a sales and marketing office in London, United Kingdom, where we rent space on a monthly basis for 1,500 Pounds Sterling per month from a current director of the Company.

We believe that these facilities will be adequate to meet our requirements for the near future and that suitable additional space will be available if needed. Other than described above, neither we, nor any of our subsidiaries presently own or lease any other property or real estate.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings and were not a party to any other legal proceeding, during the fiscal year ended December 31, 2008. We are currently not aware of any legal proceedings proposed to be initiated against us. However, from time-to-time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our Annual Meeting of Stockholders in Vancouver on June 3, 2008, all matter were unanimously approved. There were no submissions of matters to a vote of security holders during the third and fourth quarter of 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

Quarter Ended	High (1)	Low (1)
December 31, 2008	$0.17	$0.08
September 30, 2008	$0.35	$0.13
June 30, 2008	$0.35	$0.27
March 31, 2008	$0.40	$0.33
December 31, 2007	$0.40	$0.30
September 30, 2007	$0.40	$0.28
June 30, 2007	$0.55	$0.27
March 31, 2007	$0.52	$0.26

1.             Prices as per Yahoo! TM Finance

On March 31, 2009, the last reported sale price of our common stock, as reported by the OTCBB, was $0.09 per share.

As of March 31, 2009, we believe there are approximately 2,073 shareholders (including nominees and brokers holding street accounts) of our shares of common stock.

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

Recent Sales of Unregistered Securities

On May 21, 2008, we issued 2,000,000 common shares at $0.30 per share to four subscribers. These shares were issued under Regulation S. None of the subscribers who received shares under Regulation S are U.S. Persons as defined in Rule 902(k) of Regulation S, and no sales efforts were conducted in the U.S., in accordance with Rule 903(c).  The subscribers to the offering under Regulation S acknowledged that the securities purchased must come to rest outside the U.S., and the certificates will contain a legend restricting the sale of such securities until the Regulation S holding period is satisfied.

Subsequent to the year ended December 31, 2008, we issued 3,500,000 common shares at $0.15 per share to four subscribers. These shares were issued under Regulation S. None of the subscribers who received shares under Regulation S are U.S. Persons as defined in Rule 902(k) of Regulation S, and no sales efforts were conducted in the U.S., in accordance with Rule 903(c).  The subscribers to the offering under Regulation S acknowledged that the securities purchased must come to rest outside the U.S., and the certificates will contain a legend restricting the sale of such securities until the Regulation S holding period is satisfied.

Securities authorized for issuance under equity compensation plans.

We have reserved a total of 1,895,000 common shares for issuance under our 1999 stock option plan.  Pursuant to this plan we have 986,500 stock purchase options (2007 - 986,500) outstanding at December 31, 2008. During the year ended December 31, 2008, there were no options exercised nor any options expired, issued under the 1999 plan. Subsequent to the year ended December 31, 2008, 23,500 stock options issued under the 1999 plan, expired unexercised.

We have reserved a total of 5,424,726 common shares for issuance pursuant to grants under the 2001 stock option plan.  Pursuant to this plan we have 2,083,500 stock purchase options (2007 - 1,823,300) outstanding as at December 31, 2008. 1,933,500 of the stock options outstanding at December 31, 2008, were granted with vesting provisions as to 10% vesting at the grant date, an additional 15% vesting one year following the date of grant and an additional 2% vesting per month thereafter. During the year ended December 31, 2008, the holders of the stock options exercised 174,500 of their options at $0.05 per share, issued under the 2001 plan. During the year ended December 31, 2008, 175,300 options issued under the 2001 plan, expired unexercised. Subsequent to the year ended December 31, 2008, the holders of the stock options exercised 55,000 of their options at $0.10 per share, issued under the 2001 plan, and 234,500 stock options issued under the 2001 plan, expired unexercised.

We have reserved a total of 2,000,000 common shares for issuance under our 2005 stock option plan.  Pursuant to this plan we have 1,925,942 stock purchase options (2007 - 1,800,942) outstanding at December 31, 2008. 1,588,750 of the stock options outstanding at December 31, 2008, were granted with vesting provisions as to 10% vesting at the grant date, an additional 15% vesting one year following the date of grant and an additional 2% vesting per month thereafter. During the year ended December 31, 2008, there were no stock options, issued under the 2005 plan, exercised, however 60,000 stock options issued under the 2005 plan expired unexercised.

The 1999 and 2001 plans were approved in 2001 by our shareholders and the 2005 plan was approved by our shareholders in 2005.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,995,942	$0.30	2,442,334
Equity compensation plans not approved by security holders	0	0	0
Total	4,995,942	$0.30	2,442,334

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS of OPERATIONS.

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

Ninety-five percent of our revenue in 2008 was derived from gaming revenues and five percent from the sale of Internet advertising. We expect that in the future, gaming revenue, focused on bingo, will continue to contribute the majority of our total revenue.

We have made a significant investment in the development of our website, purchase of domain name, branding, marketing, and maintaining operations.  As a result we have incurred significant losses since inception, and as of December 31, 2008, had an accumulated deficit of $12,263,550.

Moving forward, we will continue to control operating costs and expansion costs with the objective to operate profitably and efficiently.

The consolidated statement of operations data for the years ended December 31, 2008, and 2007, and the consolidated balance sheet data as of December 31, 2008, and 2007, are derived from our audited consolidated financial statements included in Item 7 of this report, which have been audited by Dohan and Company, CPA's, P.A., independent auditors. The consolidated statement of operations data for the years ended December 31, 2006, 2005, and 2004 and the consolidated balance sheet data as of December 31, 2006, 2005, and 2004, are derived from audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of results to be expected in any future period.

Consolidated Statement of Operations Data:

		Year Ended December 31,
	2008	2007	2006	2005	2004

Revenue
Advertising revenue	$275,847	$143,646	$149,696	$1,386,479	$1,158,620
Gaming revenue	5,373,718	2,226,099	2,393,765	594,582	-
Total revenue	5,649,565	2,369,745	2,543,461	1,981,061	1,158,620

Cost of revenue	3,791,218	1,404,851	842,724	485,419	245,594
Gross profit	1,858,347	964,894	1,700,737	1,495,642	913,026
Operating expenses excluding interest and other income (expenses)	3,034,389	2,430,418	2,042,697	1,397,417	991,595
Interest and other income	19,255	33,181	28,124	22,565	6,929
Net (loss) income	(1,156,787)	$(1,432,343)	$(313,836)	$120,790	$(71,640)

Basic and diluted net (loss) income per share	$(0.03)	$(0.04)	$(0.01)	$0.00	$(0.00)
Weighted average common shares Outstanding	35,092,369	32,784,405	27,275,700	26,066,441	20,183,438

		Year Ended December 31,
	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data:
Cash	$412,002	$744,596	$521,203	$1,071,088	$74,032
Total assets	2,157,834	2,516,749	2,359,587	2,738,652	1,571,889
Total liabilities	454,396	363,112	434,576	767,775	932,985
Long term obligations	-	-	1,457	9,403	157,042
Total stockholders' equity (deficit)	1,703,438	2,153,637	1,925,011	1,970,877	638,904
Working capital (deficit)	124,495	648,123	475,824	581,855	(625,376)

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

		Three Months Ended
	March 31 2008	June 30 2008	September 30 2008	December 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Advertising revenue	$83,877	78,417	72,088	41,465
Gaming revenue	1,260,470	1,337,441	1,487,999	1,287,808
Total Revenue	1,344,347	1,415,858	1,560,087	1,329,273

Cost of revenue	938,964	925,293	1,009,045	917,916
Gross profit	405,383	490,565	551,042	411,357
Operating expenses and other (income) / expenses	667,926	725,753	819,816	801,639
Net loss from continuing operations	$(262,543)	(235,188)	(268,774)	(390,282)
Basic and diluted net loss per share	$(0.01)	(0.01)	(0.01)	(0.01)
Weighted average common shares, basic and diluted	34,034,857	35,029,873	36,200,203	36,200,203

		Three Months Ended
	March 31 2007	June 30 2007	September 30 2007	December 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Advertising revenue	$6,300	12,000	34,761	90,585
Gaming revenue	-	226,025	954,815	1,045,259
Total Revenue	6,300	238,025	989,576	1,135,844

Cost of revenue	30,330	139,451	451,187	783,883
Gross profit	(24,030)	98,574	538,389	351,961
Operating expenses and other (income) / expenses	304,937	632,901	934,176	525,223
Net loss from continuing operations	$(328,967)	(534,327)	(395,787)	(173,262)
Basic and diluted net loss per share	$(0.01)	(0.02)	(0.01)	(0.01)
Weighted average common shares, basic and diluted	29,393,291	30,678,252	33,949,535	33,982,103

Our financial statements and related schedules are described under "Item 7. Financial Statements".

RESULTS OF OPERATIONS

Years Ended December 31, 2008 and 2007

            Revenue

Total revenue increased to $5,649,565 for the year ended December 31, 2008, an increase of 138% over revenue of $2,369,745 for the same period in the prior year. Gaming revenue increased to $5,373,718 for the year ended December 31, 2008, an increase of 141% over gaming revenue of $2,226,099 for the same period in the prior year. During the second quarter of 2007, we launched a United Kingdom website. The increase in revenue is due to a full year of collecting gaming revenue and the increase in the player base throughout the year. Advertising Revenue increased to $275,847 for the year ended December 31, 2008, an increase of 92% over revenue of $143,646 for the same period in the prior year.

            Cost of revenue

We recorded cost of revenue of $3,791,218 during the year ended December 31, 2008, an increase of 170% compared to costs of $1,404,851 for the same period in the prior year. The gross margin reduced to 33% in 2008 from 41% in 2007.

Cost of revenue consists of bonuses granted on deposits made by players, the cost of hosting the website, payment processing fees in relation to deposits from and withdrawals to our players, software license fees, and the domain name purchase payments. This increase in the cost of revenue in 2008 is due to the full year of gaming operation in 2008 and the increase in our player base, plus the awarding of deposit bonuses required both to be competitive with other bingo-oriented websites and to build a large customer base as quickly as possible.

            Sales and marketing expenses

Sales and marketing expenses increased to $1,291,032 for the year ended December 31, 2008, an increase of 4% over fiscal 2007 Sales and marketing expenses of $1,239,676. Sales and marketing expenses principally include costs for signup bonuses, affiliate commissions, marketing, prizes for our players and other bonuses and incentives offered to gaming players. This increase in sales and marketing expenses in fiscal 2008 is due to the increase in affiliate commissions to promote our website. This is offset by large promotions and advertising, especially television advertising, incurred in 2007 to launch the website in the United Kingdom.

We expect to continue to incur sales and marketing expenses to increase traffic from the United Kingdom and other selected markets and, consequently, deposits to our web portal. These costs will include bonuses and incentives, affiliate commissions, salaries, advertising, and other promotional expenses intended to increase our subscriber base and improve gaming revenue. There can be no assurances that these expenditures will result in increased traffic or significant additional revenue.

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our office, legal and professional fees, and other general corporate and office expenses. General and administrative expenses increased to $553,486 for the year ended December 31, 2008, a 23% increase over costs of $448,646 for the previous year. General and administrative expenses have increased in comparison to the prior year due to an increase in website site design costs, especially translation of the website into various major languages and the establishment of the United Kingdom office. This increase in cost is offset by legal advice for the filing of the SB2 in 2007.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants and benefits increased to $1,008,271 during the year ended December 31, 2008, an increase of 16% over costs of $868,120 for the previous year. This increase is due to the recruitment of additional staff in order to run the expanded business and regular increases in the rates of pay.

Depreciation and amortization

Depreciation and amortization includes depreciation of our equipment, as well as amortization of intangible asset relating to the email list. Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years.  Depreciation increased to $58,133 during the year ended December 31, 2008, a decrease of 6% over depreciation of $61,892 during the prior year. This decrease in depreciation and amortization can be explained due to the aging of assets, which is offset by the acquisition of equipment, especially computers and servers, to enable us to run the expanded business and for the launch of the website from Malta in 2009.

Stock based Compensation

During the year ended December 31, 2006, the Company adopted SFAS No. 123R (revised 2004) Share-Based Payments, which requires us to expense stock options granted. Stock based compensation decreased to $86,544 during the year ended December 31, 2008, a decrease over stock based compensation of $122,068 during the prior year. This decrease in stock based compensation is due to the expiry of stock options granted in previous years.

            Provision for doubtful accounts

During the year ended December 31, 2008, we collected $nil in doubtful accounts, compared to providing $107,486 for doubtful accounts in the prior year. The funds collected during the year ended December 31, 2007, related to funds deposited at the First Curacao International Bank, which has suspended trading and has been placed under the control of the Central Bank of Curacao by the Court of the Netherlands Antilles. The Company had fully provided for these funds in 2006.

Profit on sale of US Gaming players

Effective October 12, 2006, the Company, in response to the United States Unlawful Internet Gambling Enforcement Act, sold its United States players and related assets for $1,200,050, to an arms length third party payable by the purchaser at a variable rate over the subsequent months until fully paid. We recognize the profit from the sale of these assets as and when payment is received. During the year ended December 31, 2008, we collected $63,000 (2007 - $120,000) of the $1,200,050 due.

 Other income and expenses

During the year ended December 31, 2008, we made gains of $65,252 (2007 - $101,509) from the settlement of debts with creditors. The majority of this gain for the year ended December 31, 2007, resulted from the settlement of the legal dispute with Campney & Murphy.

During the year ended December 31, 2008, we incurred foreign exchange losses of $158,133 compared to foreign exchange losses of $19,011 in the prior year. These losses are due to the strength of the US Dollar compared to the weakness of the Pound Sterling and the Canadian Dollar.

During the year ended December 31, 2008, we received interest income of $19,054, a decrease of 14% compared to interest income of $22,083 in the prior year. The interest income is received from bank term deposits from investing our cash. The decrease in interest income is due to lower cash balances as a result of continuing operations.

During the year ended December 31, 2008, we received other income of $201, a decrease of 98% compared to other income of $11,098 in the prior year. This other income is received from administration services offered to a company whose director is a current director of our Company. These services ceased in fiscal 2008.

            Income taxes

No income taxes were payable in 2008 or in 2007, as a result of the operating losses recorded in previous years. During the year ended December 31, 2005, the Bingo.com, Inc. merged with its subsidiary Bingo.com, Ltd. in Anguilla, British West Indies. Anguilla is a zero tax jurisdiction and therefore accordingly, we have not booked an income tax benefit at December 31, 2008 and 2007. All losses incurred in the Canadian subsidiary can be carried forward for seven years for Canadian income tax purposes.

            Net loss and loss per share

We ended the year ended December 31, 2008, with a net loss of ($1,156,787), a basic and diluted loss per share of ($0.03), compared to prior year's net loss and loss per share of ($1,432,343), and ($0.04), respectively. This decrease in net loss compared to the prior year is due to the increase in revenue as a result of the launch of the UK website in the second quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $412,002 and positive working capital of $124,495 at December 31, 2008. This compares to cash of $744,596 and positive working capital of $648,123 at December 31, 2007. During the year ended December 31, 2008, we completed private placement offerings of 2 million units at $0.30 per unit.  Total proceeds of the offerings was $0.6 million.

During the year ended December 31, 2008, we used cash of $877,172 in operating activities compared to using cash of $1,397,440 in the prior year. The decrease in cash outflow from operating activities in 2008 is due to the increase in revenue as a result of the launch of the UK website during the quarter ended June 30, 2007.

Net cash generated by financing activities was $608,725 in the year ended December 31, 2008, which compares to cash generated of $1,526,126 in 2007. This decrease in cash generated is due to the lower cash raised in the private placements during the year ended December 31, 2008 compared to the year ended December 31, 2007.

We used cash of $64,147 in investing activities in 2008, compared to cash generated of $94,707 in the prior year. This increase in cash used in investing activities is due to the acquisition of equipment, especially servers for operating the expanded business and our launch of the website in Malta in 2009. In addition, we collected $63,000 from the sale of US players during the year ended December 31, 2008, compared to $120,000 in the prior year.

Our future capital requirements will depend on a number of factors, including costs associated with development and marketing of our Web portal, the success and acceptance of gaming operations and the possible acquisition of complementary businesses, products and technologies.

AUDIT COMMITTEE

Our audit committee consists of two directors and reports to the Board of Directors. The audit committee meets regularly throughout the year and met with the independent auditors on March 31, 2009, and approved the financials statements for the year ended December 31, 2008.

ITEM 7. FINANCIAL STATEMENTS.

BINGO.COM, LTD. and subsidiaries

Consolidated Financial Statements

Years ended December 31, 2008 and 2007

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

                                                                                                                                    Email               info@uscpa.com

                                                                                                                                    Internet           www.uscpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Bingo.com, Ltd. and Subsidiaries

The Valley, Anguilla, B.W.I.

We have audited the accompanying consolidated balance sheets of Bingo.com, Ltd. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders equity and cash flows for the years then ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bingo.com, Ltd. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company generated negative cash flows from operating activities during the past year.  The Company has working capital of approximately $124,495 and an accumulated deficit of approximately $12,263,550 for the year ended December 31, 2008.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Dohan and Company, CPA's

Miami, Florida

March 25, 2009

BINGO.COM, LTD. and subsidiaries

Consolidated Balance Sheets

December 31,	2008	2007
Assets
Current assets:
Cash	$412,002	$744,596
Accounts receivable, less allowance for doubtful accounts $nil (2007 - $36,778) (Note 4)	43,239	143,186
Prepaid expenses	123,650	123,453
Total Current Assets	578,891	1,011,235

Equipment, net (Note 5)	199,367	129,568

Other assets	122,335	110,878

Domain name rights and intangible assets (Note 6)	1,257,241	1,265,068

Deferred tax asset, less valuation allowance of $278,421 (2007 - $754,719) (Note 9)	-	-

Total Assets	$2,157,834	$2,516,749

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$121,208	$170,833
Accrued liabilities	99,031	67,021
Accounts payable and accrued liabilities - related party (Note 10)	22,336	24,772
Provision for progressive jackpots	159,798	32,263
Players float	52,023	68,223
Total Current Liabilities	454,396	363,112

Commitments (Note 8)
Contingent liabilities (Notes 12, 13 and 14)

Stockholders' equity (Note 7):
Common stock, no par value, unlimited shares authorized, 36,200,203 shares issued and outstanding (December 31, 2007 - 34,025,703)	13,942,408	13,235,820
Accumulated deficit	(12,263,550)	(11,106,763)
Accumulated other comprehensive loss: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	1,703,438	2,153,637

Total Liabilities and Stockholders' Equity	$2,157,834	$2,516,749

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and subsidiaries

Consolidated Statements of Operations

Years ended December 31,	2008	2007

Advertising revenue	$275,847	$143,646
Gaming revenue	5,373,718	2,226,099
Total revenue	5,649,565	2,369,745

Cost of producing revenue	3,791,218	1,404,851

Gross profit	1,858,347	964,894

Operating expenses:
Depreciation and amortization	58,133	61,892
General and administrative	553,486	448,646
Provision for doubtful accounts	-	(107,486)
Salaries, wages, consultants and benefits	1,008,271	868,120
Stock based compensation	86,544	122,068
Selling and marketing	1,291,032	1,239,676
Total operating expenses	2,997,466	2,632,916

Loss before other income (expense) and income taxes	(1,139,119)	(1,668,022)

Other income (expense):
Foreign exchange losses	(158,133)	(19,011)
Gain on settlement of debt	65,252	101,509
Loss on disposal of equipment	(7,042)	-
Interest income	19,054	22,083
Other income	201	11,098
Profit from sale of US players and related assets (Note 3)	63,000	120,000

Loss before income taxes	(1,156,787)	(1,432,343)

Income tax expense	-	-

Net loss	$(1,156,787)	$(1,432,343)

Net loss per common share, basic and diluted (Note 2)	$(0.03)	$(0.04)

Weighted average common shares outstanding, basic and diluted (Note 2)	35,092,369	32,784,405

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and subsidiaries

Consolidated Statements of Stockholders' Equity

Years ended December 31, 2008 and 2007

	Common stock			Accumulated Other Comprehensive loss
	Shares	Amount	Accumulated (Deficit)	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2006	27,640,553	$ 11,574,851	$ (9,674,420)	$ 24,580	$1,925,011

Private placement	6,000,000	1,500,000	-	-	1,500,000

Exercise of stock options	385,150	27,582	-	-	27,582

Stock-based compensation	-	122,068	-	-	122,068

Issuance of consultant stock options	-	11,319	-	-	11,319

Net loss	-	-	(1,432,343)	-	(1,432,343)
Balance, December 31, 2007	34,025,703	$13,235,820	$(11,106,763)	$ 24,580	2,153,637

Private placement	2,000,000	600,000	-	-	600,000

Exercise of stock options	174,500	8,725	-	-	8,725

Stock-based compensation	-	86,544	-	-	86,544

Issuance of consultant stock options	-	11,319	-	-	11,319

Net loss	-	-	(1,156,787)	-	(1,156,787)
Balance, December 31, 2008	36,200,203	$13,942,408	$(12,263,550)	$ 24,580	1,703,438

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31,	2008	2007
Cash flows from operating activities:
Net loss	$(1,156,787)	$(1,432,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58,133	61,892
Gain on settlement of debt	(65,252)	(101,509)
Loss on disposal of equipment	7,042	-
Stock-based compensation	86,544	122,068
Issuance of consultant stock option	11,319	11,319
Profit from the sale of US players and related assets	(63,000)	(120,000)
Changes in operating assets and liabilities:
Accounts receivable	99,947	64,812
Prepaid expenses	(197)	45,411
Other assets	(11,457)	(80,591)
Accounts payable and accrued liabilities	45,201	(68,984)
Provision for progressive jackpots	127,535	32,263
Players float	(16,200)	68,223
Net cash used in operating activities	(877,172)	(1,397,439)

Cash flows from investing activities:
Acquisition of equipment	(127,147)	(25,405)
Proceeds from sale of US players and related assets	63,000	120,000
Proceeds on disposal of equipment	-	112
Net cash (used in) provided by investing activities	(64,147)	94,707

Cash flows from financing activities:
Exercise of stock options	8,725	27,582
Private placement	600,000	1,500,000
Repayment of loans and notes payable	-	(1,457)
Net cash provided by financing activities	608,725	1,526,125

Change in cash	(332,594)	223,393

Cash, beginning of year	744,596	521,203
Cash, end of year	$412,002	$744,596

Supplementary information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash transactions:
Acquisition of equipment in exchange for settlement of debt	$-	$10,878

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2008 and 2007

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

Continuing operations

These consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses from operations for the year ended December 31, 2008 and 2007, and has an accumulated deficit of $12,263,550 as at December 31, 2008.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts and settlement of the liability amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management continues to review operations in order to identify additional strategies designed to generate cash flow, improve the Company's financial position, and enable the timely discharge of the Company's obligations.  If management is unable to identify sources of additional cash flow in the short term, it may be required to further reduce or limit operations.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2008 and 2007

2.    Summary of significant accounting policies:

(a)     Basis of presentation:

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial statements include the accounts of the Company's wholly-owned subsidiaries, English Bay Office Management Limited (registered in British Columbia, Canada), Bingo.com N.V. (registered in Curacao, Netherlands Antilles), Bingo.com (Alderney) Limited (registered in Alderney, Channel Islands), Coral Reef Marketing Inc. (registered in Anguilla), Bingo.com (Antigua) Inc., Bingo.com (Wyoming) Inc., Bingo Acquisition Corp, Bingo.com Services Limited (registered in the Untied Kingdom) and the 99% owned subsidiaries, Bingo.com (UK) plc. (registered in the Untied Kingdom) and Bingo.com Operations Limited (registered in Malta). All material intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2008 and 2007

2.      Summary of significant accounting policies (Continued):

(d)  Foreign currency: (Continued)

Gains and losses from restatement of foreign currency monetary and non-monetary assets and liabilities are included in income. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in earnings.

(e)   Cash and cash equivalents

Cash and cash equivalents include cash on hand and, on occasion, short term investments. The Company considers all highly liquid instruments purchased with a remaining maturity of less than three months at the time of purchase as cash equivalents.

(f)    Accounts receivable:

Trade and other accounts receivable are reported at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable includes receivables from payment processors and trade receivables from customers. The Company estimates doubtful accounts on an item-by-item basis and includes over-aged accounts as part of allowance for doubtful accounts, which are generally ones that are ninety-days overdue.  Bad debt expense, for the year ended December 31, 2008, was $nil (2007 - $nil), including a provision for doubtful accounts of $nil (2007 - $nil). Bad Debt recovery for the year ended December 31, 2008, was $nil (2007 - $107,486).

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

(h)  Advertising:

The Company expenses the cost of advertising in the period in which the advertising space or airtime is used. Advertising costs charged to selling and marketing expenses in 2008 totaled $79,833 (2007 - $221,763).

(i)   Stock-based compensation:

Effective January 1, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)") and related interpretations which superseded APB No. 25. SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2008 and 2007

2.   Summary of significant accounting policies (Continued):

(i)   Stock-based compensation: (Continued)

financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis.

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

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2008	2007
Expected dividend yield	-	-
Expected stock price volatility	82 - 91%	90 - 101%
Weighted average volatility	127%	134%
Risk-free interest rate	3.36 - 4.52%	4.45 - 4.68%
Expected life of options	2.5 - 5 years	2.5 - 5 years
Block discount applied	40%	40%

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

(k)  Income taxes:

The Company follows the asset and liability method of accounting for income taxes.  Under this method, current income taxes are recognized for the estimated income taxes payable for the current period.  Deferred income taxes are provided based on the estimated future

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2008 and 2007

2.   Summary of significant accounting policies (Continued):

(k)  Income taxes: (Continued)

tax effects of temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as the benefit of losses available to be carried forward to future years for tax purposes.

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

The earnings per share data for the year ended December 31, 2008 and 2007 are summarized as follows:

	2008	2007
Net loss for the year - as reported	$(1,156,787)	$(1,432,343)

Basic earnings per share weighted average number of common shares outstanding	35,092,369	32,784,405

Effect of dilutive securities
Stock Options	1,227,167	2,019,328

Diluted earnings per share weighted average number of common shares outstanding	36,319,536	34,803,733

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2008 and 2007

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

(n)  New accounting pronouncements:

In December 2007 the FASB issued Statement No. 141(R) "Business Combinations" ("FAS 141(R)"). FAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The impact of FAS No. 141R on the consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161").  SFAS 161 amends and expands the disclosure requirements in SFAS 133, "Accounting for Derivative Instruments and Hedging

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2008 and 2007

2.   Summary of significant accounting policies (Continued):

(n)  New accounting pronouncements: (Continued)

Activities" but does not change SFAS 133's scope or accounting. SFAS 161 requires qualitative, quantitative, and credit-risk disclosures. SFAS No. 161 requires enhanced disclosures about an entity's derivative and hedging activity. Entities are required to provide enhanced disclosures about how and why they use derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, the year beginning December 28, 2008, for the Company. The Company is currently evaluating the impact of adopting the Statements on its results of operations and financial position.

In December 2008, the FASB issued FSP No. FAS 132(R)-1 ("FSP FAS 132(R)-1"), "Employers Disclosures about Postretirement Benefit Plan Assets," which expands the disclosure requirements about plan assets for defined benefit pension plans and postretirement plans.  FSP FAS 132(R)-1 is effective for financial statements issued for fiscal years ending after December 15, 2009, the year ending December 26, 2009 for the Company.

On May 9, 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162") which reorganizes the generally accepted accounting principles ("GAAP") hierarchy as detailed in the statement. The purpose of the new standard is to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS No. 162 became effective on November 15, 2008. The Company does not expect the adoption of SFAS No. 162 to effect the financial position, results of operations or cash flows of the Company.

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

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2008 and 2007

2.   Summary of significant accounting policies (Continued):

(p)   Reclassification

Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.

3.   Sale of US players and related assets:

Effective October 12, 2006, the Company, in response to the United States Unlawful Internet Gambling Enforcement Act, sold its United States players and related assets for $1,200,050, payable by the arms-length purchaser at a variable rate over the subsequent months. The Company will recognize the profit from the sale of these assets as and when payment is received. During the year ended December 31, 2008, the Company collected $63,000 (2007 $120,000) in payment for these assets.

Amount
Balance December 31, 2006	$1,020,050

Payments received	(120,000)

Balance December 31, 2007	900,050

Payments received	(63,000)

Balance remaining December 31, 2008	$837,050

4.    Accounts Receivable:

The accounts receivable as at December 31, 2008, is summarized as follows:

	2008	2007
Accounts receivable	$43,239	$179,964

Provision for doubtful accounts	-	(36,778)

Net accounts receivable	43,239	143,186

The Company has provided $nil (2007 - $36,778) for doubtful accounts.

5.   Equipment:

2008	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$530,650	344,644	186,006
Furniture and fixtures	17,854	9,770	8,084
Leasehold improvements	12,546	7,269	5,277
	$561,050	361,683	199,367

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2008 and 2007

5.   Equipment: (Continued)

2007	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$418,080	306,908	111,172
Furniture and fixtures	17,854	7,750	10,104
Leasehold improvements	12,546	4,254	8,292
	$448,480	318,912	129,568

Depreciation expense was $50,306 (2007 - $52,005) for the year ended December 31, 2008.

6.  Domain name rights and intangible asset:

The rights to use the domain name bingo.com were acquired in January of 1999 for a cash payment of $200,000 and the issuance of 500,000 shares of common stock of the Company at a value of $2.00 per share. The agreement was signed with Bingo, Inc., an unrelated party at the date of signing of the agreement. Under the terms of the agreement, the Company is required to make quarterly domain name purchase payments to the vendor based on 4% of annual gross revenue (as defined in the agreement), with total minimum payments of $1,100,000 in the first three years, including the initial cash payment, required over the 99 year period ended December 31, 2098. These minimum payment commitments were completed on June 30, 2002. During the year ended December 31, 2002, the agreement was amended so that the remaining domain name purchase payments to the vendor are made monthly, based on 4% of the preceding month's gross revenue. During the year ended December 31, 2008, expense payments of $225,983 (2007 - $94,790) were paid in accordance with the amended agreement.

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

2008	Cost	Accumulated amortization	Net book Value

Domain name rights	$1,934,500	$677,259	$1,257,241
Intangible asset - email list	49,436	49,436	-
	$1,983,936	$726,695	$1,257,241

2007	Cost	Accumulated amortization	Net book Value

Domain name rights	$1,934,500	$677,259	$1,257,241
Intangible asset - email list	49,436	41,609	7,827
	$1,983,936	$718,868	$1,265,068

     Amortization expense was $7,827 (2007 - $9,887) for the year ended December 31, 2008.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2008 and 2007

7.   Stockholders' equity:

The holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company's ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.  The Company's common stock has a no par value per common stock.

(a)  Common stock issuances:

During the year ended December 31, 2008, Bingo.com, Ltd. completed a private placement offering of 2 million shares at $0.30 per share.  Total proceeds of the offering were $600,000.

During the year ended December 31, 2008, the holders of stock options exercised their options for 174,500 shares for $8,725 at an exercise price of $0.05 per share.

During the year ended December 31, 2007, Bingo.com, Ltd. completed a private placement offering of 6 million units at $0.25 per unit.  Total proceeds of the offering were $1.5 million.  Each unit consisted of one common share and one half common share purchase warrant. Each whole warrant is exercisable into one additional common share of the Company for a period of two years at an exercise price of $0.35 per share.  The warrants are non-transferable and subsequent to the year ended December 31, 2008, expired unexercised.

During the year ended December 31, 2007, the holders of stock options exercised their options for 385,150 shares for $27,582 at exercise prices ranging from $0.05 to $0.10 per share.

Subsequent to the year ended December 31, 2008, Bingo.com, Ltd. completed a private placement offering of 3.5 million shares at $0.15 per share.  Total proceeds of the offering were $525,000.

Subsequent to the year ended December 31, 2008, the holders of stock options exercised their options for 55,000 shares for $5,500 at an exercise price of $0.10 per share.

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

As at December 31, 2008, there were a total of 986,500 stock options (2007 - 986,500) stock options) outstanding at exercise prices ranging from $0.05 to $0.15 per share. During the year ended December 31, 2008, there were no options exercised, expired or issued, under the 1999 plan.  Subsequent to the year ended December 31, 2008, 23,500 options expired unexercised.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2008 and 2007

7.   Stockholders' equity: (Continued)

(b)  Stock option plans: (Continued)

Of the options outstanding at December 31, 2008, a total of 86,500 (2007 - 86,500) were issued where 10% vests at the grant date, 15% one year following the grant date and 2% per month starting 13 months after the grant date.  A total of 86,500 (2007 - 65,500) of these common stock purchase options had vested at December 31, 2008.

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

As at December 31, 2008, there were a total of 3,850,700 stock options (2007 - 3,475,000 stock options) issued, of which 1,767,200 (2007 - 1,592,700) had been exercised as at December 31, 2008. During the year ended December 31, 2008, 175,300 (2007 - 59,000) stock options expired unexercised. Therefore as at December 31, 2008, there were 2,083,500 (2007 - 1,823,300) stock options outstanding at exercise prices ranging from $0.05 to $0.33 per share. Of the options outstanding at December 31, 2008, a total of 1,933,500  (2007 - 1,373,300) were issued where 10% vests at the grant date, 15% one year following the grant date and 2% per month starting 13 months after the grant date.  A total of 1,502,000 (2007 - 1,465,550) of these common stock purchase options had vested at December 31, 2008.

Subsequent to the year ended December 31, 2008, the holders of the stock options exercised 55,000 of their options, issued under the 2001 plan, whose options price was $0.10.  In addition, 258,000 stock options, issued under the 2001 plan, expired unexercised.

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

As at December 31, 2008, there were a total of 1,925,942 (2007 - 1,800,942) stock options outstanding at an exercise prices ranging between $0.27 and $0.91 per share.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2008 and 2007

7.   Stockholders' equity: (Continued)

(b)  Stock option plans: (Continued)

Of the options outstanding at December 31, 2008, a total of 1,588,750 (2007 - 1,463,750) were issued where 10% vests at the grant date, 15% one year following the grant date and 2% per month starting 13 months after the grant date.  A total of 1,246,792 (2007 - 829,242) of these common stock purchase options had vested at December 31, 2008.

A summary of stock option activity for the stock option plans for the years ended December 31, 2008 and 2007 are as follows:

	Number of shares	Weighted average exercise price
Outstanding, December 31, 2006	4,205,392	$0.27

Granted	950,000	0.29
Exercised	(385,150)	0.07
Expired	(159,500)	0.43

Outstanding, December 31, 2007	4,610,742	0.28

Granted	795,000	0.31
Exercised	(174,500)	0.05
Expired	(235,300)	0.14

Outstanding, December 31, 2008	4,995,942	0.30

The following table summarizes information concerning outstanding and exercisable stock options at December 31, 2008:

Range of exercise prices per share	Number outstanding	Number exercisable	Expiry date
0.10	258,000	258,000	January 16, 2009
0.10	55,000	55,000	February 9, 2009
0.10	300,000	300,000	April 16, 2009
0.10	844,500	844,500	August 27, 2009
0.15	777,500	777,500	September 23, 2009
0.60	753,750	664,150	July 18, 2010
0.91	62,192	62,192	May 18, 2011
0.91	285,000	176,700	June 13, 2011
0.27	590,000	348,000	February 28, 2012
0.33	275,000	165,000	March 5, 2012
0.30	25,000	7,250	October 22, 2012
0.31	770,000	77,000	May 28,2013
	4,995,942	3,735,292

During the years ended December 31, 2008, the Company recorded stock compensation expense of $86,544 (2007 - $122,068) relating to the issuance of common stock purchase options to certain employees, officers, and directors of the Company in accordance with FASB 123.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2008 and 2007

7.   Stockholders' equity: (Continued)

(c)  Warrants:

During the year ended December 31, 2007, the Company issued 3,000,000 warrants which are exercisable into 3,000,000 common shares at $0.35 per share over a period of two years. The warrants are non-transferable and subsequent to the year ended December 31, 2008, expired unexercised.

8.   Commitments:

The Company leases office facilities in Vancouver, British Columbia, Canada; The Valley, Anguilla, British West Indies; and London, United Kingdom. These office facilities are leased under a operating lease agreements. The Canadian operating lease agreement expires on September 30, 2010. The Anguillian operating lease expires on September 30, 2009. The United Kingdom lease, is leased from a company owned by a current director and officer of the Company. This lease is for 30 days and is automatically renewed with a 30 day notice period.

Minimum lease payments under these operating leases are approximately as follows:

2009	$89,879
2010	64,093
2011	-

The Company paid rent expense totaling $101,328 for the year ended December 31, 2008 (2007 - $87,064).

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

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2008 and 2007

9.   Income taxes: (Continued)

	2008	2007
Computed "expected" tax (expense) benefit	$393,307	$486,997
Increase (reduction) in income taxes resulting from income taxes in other tax jurisdictions	(408,818)	(487,543)
Other	(1,312)	(5,944)
Expiration of tax asset	(229,456)	(333,559)
Change in taxation rates in other jurisdictions	(190,116)	-
Change in exchange rates	(42,398)	118,600
Change in valuation allowance	478,793	221,449
	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are presented below:

	2008	2007
Deferred tax assets:
Net operating loss carry forwards	$275,926	$754,719

Valuation Allowance	275,926	754,719
	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2008 and 2007, was $275,926 and $754,719, respectively.  The net change in the total valuation allowance for the years ended December 31, 2008 and 2007, was a decrease of $478,793 and $221,449 respectively.

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

In order to fully realize the deferred tax asset attributable to net operating loss carryforwards, the Company will need to generate future taxable income of approximately $1,842,000 in Canada prior to the expiration of the net operating loss carryforwards. During the year ended December 31, 2008, $882,524 (2007 - $954,138) of these net operating loss carryforwards expired in Canada.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2008 and 2007

10. Related party transactions:

The Company has a liability for $3,582 (2007 - $2,306) to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by a current director and officer of the Company.

The Company has a liability of $1,771 (December 31, 2007 - $nil), to a director and officer of the Company for payment of services rendered and expenses incurred by the director and officer of the Company.

Payments made to Bingo, Inc. in relation to the domain name purchase payment totaled $225,983 during the year ended December 31, 2008 (2007 - $94,790).

The Company supplied administration services of $65 (2007 - $816) to a company whose director is a current director and officer of the Company. In addition, the Company incurred administrative expenses in connection with this related company and as at December 31, 2008, there was a receivable balance of $nil (2007 - $13,259). During the year ended December 31, 2008, the current director ceased to be a director of the related company.

11. Segmented information:

The Company operates in one reportable business segment, the business of providing games and entertainment based on the game of bingo through its Internet portal, bingo.com, supported mainly by the revenue generated from the deposits received for the games for money and selling advertising on the website.  The revenue for the year ended December 31, 2008 and 2007, has been derived primarily from the revenue generated from the deposits received for the games for money.

      Equipment

The Company's equipment is located as follows:

Net Book Value	2008	2007

Canada	$75,116	$78,588
Curacao, Netherlands Antilles	37,547	50,980
Malta	86,704	-
	$199,367	$129,568

12. Concentrations:

      Major customers

For the year ended December 31, 2008, there was no single player on the gaming site who had wagered more than 10% of the total gaming revenue. The Company is reliant on various payment processors who process funds players have wagered on the gaming site. For the year ended December 31, 2008, there were two processors, Royal Bank of Scotland and NETeller, each receiving 92% and 8% (2007 - 90% and 10%) respectively of the total funds processed during the year ended December 31, 2008.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2008 and 2007

12. Concentrations: (Continued)

During the year ended December 31, 2008, the Company offered limited advertising. Therefore there were no advertising sales representing more than 10% of the total sales.

For the year ended December 31, 2008, there was no single player on the gaming site who had wagered more than 10% of the total gaming revenue. The Company is reliant on various payment processors who process funds players have wagered on the gaming site.

13. Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions.  At December 31, 2008, the Company had total cash balances of $412,002 (2007 - $744,596) at financial institutions, where $106,262 (2007 - $378,441) is in excess of federally insured limit.

The Company has concentrations of credit risk with respect to accounts receivable, the majority of its accounts receivable are concentrated geographically in the United Kingdom amongst a small number of customers.

As of December 31, 2008, two customers, totaling $23,232 and $4,429 who accounted for greater than 10% of the total accounts receivable.  As of December 31, 2007, three customers, totaling $59,500, $26,886 and $25,389 who accounted for greater than 10% of the total accounts receivable.

The Company controls credit risk through monitoring procedures and receiving prepayments of cash for services rendered.  The Company performs credit evaluations of its customers but generally does not require collateral to secure accounts receivable.

14. Contingent liabilities:

The Company has a contingent liability of $795,163 (2007 - $441,916) for player bonus balances. These balances are not withdrawable but can be wagered. Any winnings made on these bonus wagers are immediately withdrawable.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the year ended December 31, 2008, there were no changes or disagreements on accounting and financial disclosure with the accountants, Dohan and Company, CPA's, P.A.

ITEM 9A.  CONTROLS AND PROCEDURES

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

(c)        Changes in internal controls.

There were no significant changes in our internal controls or other factors that could significantly affect our internal controls during the year ended December 31, 2008, and to the date of filing this annual report.

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers as of the date of this Report are as follows:

Name	Age	Position	Audit Committee	Governance Committee	Compensation Committee
T. M. Williams	68	President and Chief Executive Officer and Chairman of our Board of Directors	X*
J. M. Williams	33	Vice-President, Business Development	X	X	X*
C. M. Devereux	45	Vice-President, Corporate Affairs		X*	X
H. W. Bromley	39	Chief Financial Officer

X* - Chairman of Committee

T. M. Williams has served as our President and Chief Executive Officer and Chairman since August 20, 2001.  Since 1984, Mr. Williams has served as a principal of Tarpen Research Corporation and T.M. Williams (ROW), Inc., private consulting firms, and from 1993 until 2008, was Adjunct Professor, Faculty of Commerce and Business Administration at the University of British Columbia.  From 1988 to 1991, he was President and Chief Executive Officer of Distinctive Software, Inc. in Vancouver, BC, and, upon the acquisition of that company by Electronic Arts Inc., North America's largest developer of entertainment software, he became President and Chief Executive Officer of Electronic Arts (Canada) Inc., where he continued until 1993. Mr. Williams is a director of YM Biosciences, Inc. (a biotechnology company), and several other private corporations.

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

COMPOSITION OF OUR BOARD OF DIRECTORS

We currently have three directors.All directors currently hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Our officers are appointed annually by the Board of Directors and hold office until their successors are appointed and qualified. Pursuant to the Company's by-laws, the number of directors shall be increased or decreased from time-to-time by resolution of the Board of Directors or the shareholders. Mr. J. M. Williams is the son of Mr. T. M. Williams. There are no other family relationships between any of the officers and directors of the Company.

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

DIRECTOR COMPENSATION

Directors currently do not receive cash compensation for their services as members of the Board of Directors,although members are reimbursed for expenses in connection with attendance at Board of Directors meetings and specific business meetings.  Directors are eligible to participate in our stock option plans. Option grants to directors are at the discretion of the Board of Directors acting upon the recommendation of the Compensation committtee.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table describes the compensation we paid to our Chief Executive Officer and directors (the "Named Executive Officer").

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-term Compensation
Name and Principal Position	Year	Fees	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options /	All Other Compensation
		$	$	$	$	SARs (#)	$
T.M. Williams -	2008	-	-	-	-	100,000	-
President and	2007	-	-	-	-	100,000	-
CEO (1)	2006	9,075	-	-	-	25,000	-
J. M. Williams	2008	134,101	-	-	-	100,000
	2007	123,788	-	-	-	175,000
C. M. Devereux	2007	134,101	-	-	-	100,000	-
	2007	123,788	-	-	-	175,000
H. W. Bromley	2008	134,101	-	-	-	100,000	-
	2007	123,788	-	-	-	175,000	-
	2006	88,754	-	-	-	25,000	-

(1)  All of the compensation paid to the Named Executive Officer is paid to T.M. Williams (Row), Ltd. for the services of Mr. T. M. Williams.  See additional discussion in Employment Arrangements section of Item 11 of this report.

OPTION GRANTS IN THE LAST FISCAL YEAR

During the fiscal year ended December 31, 2008, we granted to Mr. T. M. Williams, Mr. J. M. Williams, Mr. C. M. Devereux and Mr. H. W. Bromley stock options to purchase a total of 100,000 shares each of our common stock at an exercise price of $0.31 per share until May 28, 2013. 174,500 stock options were exercised by our executive officers during the fiscal year ended December 31, 2008. Subsequent to the year ended December 31, 2008, 55,000 stock options were exercised by one of our executive officers and 146,000 stock options expired unexercised by two of our executive officers.

STOCK OPTION PLANS

Our 1999 Stock Option Plan has a total of 1,895,000 shares of our common stock reserved for issuance upon exercises of options under the plan. As at December 31, 2008, there were a total of 1,094,500 stock options with exercise prices ranging from $0.05 to $0.15 per share issued, of which 108,000 options have been exercised in total as at December 31, 2008. As at December 31, 2008, there were a total 986,500 options outstanding at exercise prices ranging from $0.10 to $0.15 per share. Options to purchase 800,500 shares remained available for future grant under the 1999 Stock Option Plan.

Our 2001 Stock Option Plan has a total of 5,424,726 shares of our common stock reserved for issuance upon exercises of options under the plan. As at December 31, 2008, there were a total of 3,850,700 stock options with exercise prices ranging from $0.05 to $0.33 per share issued, of which 1,767,200 options have been exercised in total as at December 31, 2008. As at December 31, 2008, there were a total 2,083,500 options outstanding at exercise prices ranging from $0.05 to $0.33 per share. Options to purchase 1,574,026 shares remained available for future grant under the 2001 Stock Option Plan as at December 31, 2008.

During the year ended December 31, 2005, the Company's Board of Directors adopted the 2005 stock option plan. The plan was approved by the shareholders at the Annual general meeting held during the year ended December 31, 2005. The Company has reserved a total of 2,000,000 common shares for issuance under the 2005 stock option plan. As at December 31, 2008, there were a total of 1,932,192 stock options with exercise prices ranging from $0.27 to $0.91 per share issued, of which 6,250 options have been exercised in total as at December 31, 2008. As at December 31, 2008, there were a total of 1,925,942 stock options outstanding at an exercise price ranging between $0.27 and $0.91 per share. Options to purchase 67,808 shares remained available for future grant under the 2005 Stock Option Plan as at December 31, 2008.

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

The term of the amended Williams Agreement is for a period of one year, unless terminated sooner by any of the parties under the terms and conditions contained in the amended Williams Agreement. If the amended Williams Agreement is not terminated by any of the parties, the term may be renewed for a further one year period at the option of T.M. Williams (Row), Ltd., on substantially the same terms and conditions, by giving three months notice in writing to the Company. The agreement was renewed for a further one year period on August 1, 2008, on substantially the same terms and conditions. We will pay to T.M. Williams (Row), Ltd., 10% of the operating profit of the Company, as defined in the amendment, to a maximum of $25,000 per month, in arrears, during the duration of the amended Williams Agreement, as consideration for the provision of the services of Mr. Williams as President and Chief Executive Officer of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of March 31, 2009, by:

-     each person known by us to beneficially own 5% or more of our outstanding common stock;

-     each of our directors;

-     each of the Named Executive Officers; and

-     all of our directors and Named Executive Officers as a group.

In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or direct the disposition of such security. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or debentures held by that person that are currently exercisable or convertible or exercisable or convertible within 60 days of March 31, 2009, are deemed outstanding.

Percentage of beneficial ownership is based upon 39,755,203 shares of common stock outstanding at March 31, 2009. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
T. M. Williams #7 North Side Apartments Brimingin Drive The Valley, TV1 02P Anguilla, B. W. I.	3,297,558	(1)	7%

J. M. Williams 203 Shakespeare Tower The Barbican London, EC2Y 8DR United Kingdom	814,700	(2)	2%

C. M. Devereux 10 - 3036 West 4th Avenue Vancouver, BC, V6K 1R4 Canada	729,500	(3)	2%

H. W. Bromley 301 - 499 Broughton Street Vancouver BC, V6G 3K1 Canada	902,500	(4)	2%

All directors and Named Executive Officers as a group (4 persons)	5,744,258		14%

Bingo, Inc. P.O. Box 727, Landsome Road The Valley, Anguilla, B.W.I.	12,896,831	(5)	29%

Praetorian Capital Management LLC 119 Washington Avenue, Suite 600 Miami Beach, FL 33139 United States of America	5,946,043	(6)	13%

G. R. Williams Ballacarrick, Pooilvaaish Road, Castletown 1M9 4PJ, Isle of Man,	3,447,000	(7)	8%

(1)  Includes 150,000 shares of common stock that may be issued upon the exercise of 150,000 stock purchase options with an exercise price of $0.10 per share, 300,000 shares of common stock that may be issued upon the exercise of 300,000 stock purchase options with an exercise price of $0.15 per share, 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.60 per share, 25,000 shares of common stock that may be issued upon the exercise of 25,000 stock purchase options with an exercise price of $0.91 per share,100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.33 per share and 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.31 per share. Also includes 2,522,558 shares held directly by Mr. T. M. Williams. Subsequent to the year ended December 31, 2008, 200,000 shares of common stock that may be issued upon the exercise of 200,000 warrants with an exercise price of $0.35 per share expired unexercised.  Mr. T. M. Williams is the potential beneficiary of certain discretionary trusts that hold approximately 80% of the shares of a private holding company.  If 80% of the shares of common stock beneficially owned by the private holding company are included here, Mr. T. M. William's beneficial ownership changes to 12,840,023 shares, representing 35% of the Class.

(2)  Includes 225,000 shares of common stock that may be issued upon the exercise of 225,000 stock purchase options with an exercise price of $0.10 per share, 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.60 per share, 25,000 shares of common stock that may be issued upon the exercise of 25,000 stock purchase options with an exercise price of $0.91 per share, 175,000 shares of common stock that may be issued upon the exercise of 175,000 stock purchase options with an exercise price of $0.27 per share and 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.31 per share.  Also includes 189,700 shares held directly by Mr. J. M. Williams.

(3)  Includes 225,000 shares of common stock that may be issued upon the exercise of 225,000 stock purchase options with an exercise price of $0.10 per share, 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.60 per share, 25,000 shares of common stock that may be issued upon the exercise of 25,000 stock purchase options with an exercise price of $0.91 per share, 175,000 shares of common stock that may be issued upon the exercise of 175,000 stock purchase options with an exercise price of $0.27 per share and 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.31 per share.  Also includes 104,500 shares held directly by Mr. C. M. Devereux.

(4)  Includes 177,500 shares of common stock that may be issued upon the exercise of 177,500 stock purchase options with an exercise price of $0.15 per share, 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.60 per share, 25,000 shares of common stock that may be issued upon the exercise of 25,000 stock purchase options with an exercise price of $0.91 per share, 175,000 shares of common stock that may be issued upon the exercise of 175,000 stock purchase options with an exercise price of $0.33 per share and 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.31 per share.  Also includes 325,000 shares held directly by Mr. H. W. Bromley.

(5)  Includes 12,896,831 shares held directly by Bingo, Inc., a private holding company.

(6)  Includes 5,946,043 shares held by a subsidiary of Praetorian Capital Management LLC a private company. Subsequent to the year ended December 31, 2008, a subsidiary of Praetorian Capital Management LLC 1,874,148 shares of common stock that may be issued upon the exercise of 1,874,148 warrants with an exercise price of $0.35 per share expired unexercised.

(7)  Includes 3,447,000 shares held directly by G. R. Williams. Mr. G. R. Williams is not related to Mr T. M. Williams nor Mr J. M. Williams.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has a liability for $3,582 (2007 - $2,306) to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by a current director and officer of the Company.

The Company has a liability of $1,771 (December 31, 2007 - $nil), to a director and officer of the Company for payment of services rendered and expenses incurred by the director and officer of the Company.

Payments made to Bingo, Inc. in relation to the domain name purchase payment totaled $225,983 during the year ended December 31, 2008 (2007 - $94,790).

The Company supplied administration services of $65 (2007 - $816) to a company whose director is a current director and officer of the Company. In addition, the Company incurred administrative expenses in connection with this related company and as at December 31, 2008, there was a receivable balance of $nil (2007 - $13,259). During the year ended December 31, 2008, the current director ceased to be a director of the related company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended December 31, 2008, the Company incurred fees of $50,537 (2007 - $49,484) from the principal accountant - Dohan and Company, CPA's, P.A. $50,537 of these fees related to audit fees (2007 - $48,166).

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

Approximately eighty-six percent of the hours expended on the principal accountant's engagement to audit our financial statements were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.  The principal accountant reviewed all work done by such individuals.

PART IV

ITEMS 15.  EXHIBITS

The exhibits required by Item 601 of Regulation S-K are listed in the accompanying Exhibit Index at the end of this report.  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BINGO.COM, LTD.

By:       /s/ T. M. Williams

T. M. Williams

President and Chief Executive Officer

Date:    March 31, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.:

Signature	Title	Date

By:       /s/ T. M. Williams                      President and Chief                   March 31, 2009

T. M. Williams                          Executive Officer and

 Director (Principal

                                                 Executive Officer)

By:       /s/ H. W. Bromley                     Chief Financial Officer              March 31, 2009

H. W. Bromley                          (Principal Financial and

 Principal Accounting Officer)

EXHIBIT 31.1

CERTIFICATIONS

I, T. M. Williams, certify that:

1.  I have reviewed this annual report on Form 10-K of Bingo.com, Ltd.;

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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of December 31, 2008, covered by this annual report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed :  /s/ T. M. Williams                                                                     Date : March 31, 2009

T. M. Williams, Chairman of the Board,

Chief Executive Officer, President and Secretary

(Principal Executive Officer)

EXHIBIT 31.2

CERTIFICATIONS

I, H. W. Bromley, certify that:

1.   I have reviewed this annual report on Form 10-K of Bingo.com, Ltd.;

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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of December 31, 2008, covered by this annual report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed : /s/ H. W. Bromley                                                                   Date : March 31, 2009

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Bingo.com, Ltd. (the "Company") on Form 10-K for the period ended December 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, T. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

a)      The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

b)      The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                            /s/ T. M. Williams

                                                            T. M. Williams

                                                            President and Chief Executive Officer

                                                                        March 31, 2009

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Bingo.com, Ltd. (the "Company") on Form 10-K for the period ended December 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        March 31, 2009

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT LIST

The following instruments are included as exhibits to this Report.  Exhibits incorporated by reference are so indicated.

Exhibit Number	Description
10.2	Asset Purchase Agreement by and between Bingo, Inc. and Progressive Lumber, Corp. dated January 18, 1999. (a)
10.24	Amended Consulting Agreement dated February 28, 2002, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (b)
10.29	Amendment of Asset Purchase Agreement dated July 1, 2002. (c)
10.32	Code of Business Conduct and Ethics dated December 22, 2006. (d)
31.1	Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 31, 2009.
31.2	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 31, 2009.
32.1	Certification from the Chief Executive Officer of Bingo.com, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 31, 2009.
32.2	Certification from the Chief Financial Officer of Bingo.com, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 31, 2009.

(a) Previously filed with the Registrant's registration statement on Form 10 on June 9, 1999.

(b) Previously filed with the Company's quarterly report on Form 10-Q for the period ended June 30, 2002, on August 14, 2002.

(c) Previously filed with the Company's year end report on Form 10-K/A for the year ended December 31, 2002, on May 8, 2003.

(d) Previously filed with the Company's report on Form 8-K on December 26, 2006.