Form 10-Q
period 2009-03-31
BINGO.COM LTD.
filed 2009-05-15
CIK 1318482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer's common stock, no par value per share, was 41,405,203 as of May 15, 2009.

  BINGO.COM, LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2009

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$805,392	$412,002
Accounts receivable less allowance for doubtful accounts $nil (December 31, 2008 - $nil)	56,081	43,239
Prepaid expenses	101,164	123,650
Total Current Assets	962,637	578,891

Equipment, net	187,651	199,367

Other assets	135,724	122,335

Domain name rights and intangible assets	1,257,241	1,257,241

Deferred tax asset, less valuation allowance of $104,337 (December 31, 2008 - $275,926) (Note 6)	-	-

Total Assets	$2,543,253	$2,157,834

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$137,431	$121,208
Accrued liabilities	106,519	99,031
Accounts payable and accrued liabilities - related party (Note 7)	41,855	22,336
Provision for progressive jackpots	183,518	159,798
Players float	67,886	52,023
Total Current Liabilities	537,209	454,396

Commitments (Note 5)
Contingent liabilities (Notes 9, 10 and 11)

Stockholders' equity (Note 4):
Common stock, no par value, unlimited shares authorized, 39,755,203 shares issued and outstanding (December 31, 2008 - 36,200,203)	14,488,988	13,942,408
Accumulated deficit	(12,507,524)	(12,263,550)
Accumulated other comprehensive loss: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	2,006,044	1,703,438

Total Liabilities and Stockholders' Equity	$2,543,253	$2,157,834

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Operations

Three Months Ended March 31, 2009 and 2008

(Unaudited)

	2009	2008

Advertising revenue	$39,898	$83,877
Gaming revenue	1,284,732	1,260,470
Total revenue	1,324,630	1,344,347

Cost of producing revenue	870,349	938,964

Gross profit	454,281	405,383

Operating expenses:
Depreciation and amortization	16,701	13,597
General and administrative	113,083	129,334
Salaries, wages, consultants and benefits	239,799	265,070
Selling and marketing	334,245	274,741
Stock-based compensation	13,250	16,022
Total operating expenses	717,078	698,764

Loss before other income (expense) and income taxes	(262,797)	(293,381)

Other income (expense):
Foreign exchange losses	(11,912)	(8,681)
Gain on resolution of debt	22,820	4,197
Interest income	415	5,144
Other income	-	178
Profit from sale of US players and related assets (Note 3)	7,500	30,000

Loss before income taxes	(243,974)	(262,543)

Income tax expense	-	-

Net loss	$(243,974)	$(262,543)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding, basic and diluted	38,177,036	34,034,857

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the period ended March 31, 2009

(Unaudited)

	Common stock			Accumulated Other Comprehensive loss
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2008	36,200,203	$13,942,408	$(12,263,550)	$ 24,580	1,703,438

Exercise of stock options	55,000	5,500	-	-	5,500

Private placement	3,500,000	525,000	-	-	525,000

Stock-based compensation	-	13,250	-	-	13,250

Issuance of consultant stock Options	-	2,830	-	-	2,830

Net loss	-	-	(243,974)	-	(243,974)
Balance, March 31, 2009	39,755,203	$ 14,488,988	$ (12,507,524)	$ 24,580	$ 2,006,044

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2009 and 2008

(Unaudited)

		2009		2008
Cash flows from operating activities:
Net loss		$(243,974)		$(262,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		16,701		13,597
Gain on resolution of debt		(22,820)		(4,197)
Stock-based compensation		13,250		16,022
Issuance of consultant stock option		2,830		2,830
Profit from the sale of US players and related assets		(7,500)		(30,000)
Changes in operating assets and liabilities:
Accounts receivable		(12,842)		48,058
Prepaid expenses		22,486		(170,399)
Other assets		(13,389)		514
Accounts payable and accrued liabilities		66,050		119,917
Provision for progressive jackpots		23,720		(908)
Players float		15,863		60,590
Net cash used in operating activities		(139,625)		(206,519)

Cash flows from investing activities:
Acquisition of equipment		(4,985)		(11,220)
Proceeds from sale of US players and related assets		7,500		30,000
Net cash provided by investing activities		2,515		18,780

Cash flows from financing activities:
Exercise of stock options		5,500		1,225
Private placement		525,000		-
Net cash provided by financing activities		530,500		1,225

Change in cash		393,390		(186,514)

Cash, beginning of period		412,002		744,596
Cash, end of period		$805,392		$558,082

Supplementary information:
Interest paid		$-		$-
Income taxes paid	$	‑	$	‑

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2009 and 2008

(Unaudited)

1.        Basis of Presentation:

The accompanying unaudited financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations.  In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented.  All adjustments are of a normal recurring nature, except as otherwise noted below.  These financial statements should be read in conjunction with Bingo.com, Ltd.'s (the "Company") audited consolidated financial statements and notes thereto for the year ended December 31, 2008, included in the Company's Annual Report on Form 10-K, filed March 31, 2009, with the Securities and Exchange Commission.  The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Continuing operations

These consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses from operations for the quarter ended March 31, 2009 and 2008, and has an accumulated deficit of $12,507,524 as at March 31, 2009.

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

Three months ended March 31, 2009 and 2008

(Unaudited)

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

Three months ended March 31, 2009 and 2008

(Unaudited)

2.        Summary of significant accounting policies (Continued):

(d)  Foreign currency: (Continued)

Gains and losses from restatement of foreign currency monetary and non-monetary assets and liabilities are included in income. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in earnings.

(e)  Impairment of long-lived assets and long-lived assets to be disposed of:

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

(f)  Changes in accounting policy:

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

In December 2007, the FASB issued SFAS No. 160. "Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2009 and 2008

(Unaudited)

2.        Summary of significant accounting policies (Continued):

(f)  Changes in accounting policy: (Continued)

of the parent and the interests of the noncontrolling owners. The Company does not expect SFAS No. 160 to have a material impact on the Company's consolidated financial statements.

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

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets or FSP FAS 142-3. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the intangible asset. We do not believe that implementation of this standard will have a material impact on our consolidated financial position, results of operations or cash flows.

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Management has determined that the adoption of FSP EITF 03-6-1 will not have an impact on the Financial Statements.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2009 and 2008

(Unaudited)

2.        Summary of significant accounting policies (Continued):

(f)  Changes in accounting policy: (Continued)

In December 2008, the FASB issued FSP No. FAS 132(R)-1 ("FSP FAS 132(R)-1"), "Employers' Disclosures about Postretirement Benefit Plan Assets," which expands the disclosure requirements about plan assets for defined benefit pension plans and postretirement plans.

3.        Sale of US players and related assets

Effective October 12, 2006, the Company, in response to the United States Unlawful Internet Gambling Enforcement Act, the Company sold its United States players and related assets for $1,200,050, payable by the arms-length purchaser at a variable rate over the subsequent months. The Company will recognize the profit from the sale of these assets as and when payment is received. During the quarter ended March 31, 2009, the Company collected $7,500 (March 31, 2008 - $30,000) in payment for these assets.

Amount
Sale of US players and related assets	$1,200,050

Payments received, fourth quarter fiscal 2006	(180,000)

Balance December 31, 2006	1,020,050

Payments received, 2007	(120,000)

Balance December 31, 2007	900,050

Payments received, 2008	(63,000)

Balance December 31, 2008	837,050

Payments received during the period	(7,500)

Balance remaining March 31, 2009	$829,550

4.    Stockholder's Equity:

During the quarter ended March 31, 2009, Bingo.com, Ltd. completed a private placement offering of 3.5 million shares at $0.15 per share.  Total proceeds of the offering was $525,000.

Subsequent to the quarter ended March 31, 2009, Bingo.com, Ltd. completed a private placement offering of 1.5 million shares at $0.15 per share.  Total proceeds of the offering was $225,000.

During the quarter ended March 31, 2009, the holders of stock options exercised their options for 55,000 shares for $5,500 at an exercise price of $0.10 per share. A total of 258,000 stock options at an exercise price of $0.10 per share expired unexercised.

Subsequent to the quarter ended March 31, 2009, the holders of stock options exercised their options for 150,000 shares for $15,000 at an exercise price of $0.10 per share. A total of 150,000 stock options at an exercise price of $0.10 per share expired unexercised.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2009 and 2008

(Unaudited)

4.    Stockholder's Equity:

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months ended March 31, 2009	Three Months ended March 31, 2008
Expected dividend yield	-	-
Expected stock price volatility	82 - 91%	90 - 91%
Weighted average volatility	127%	91%
Risk-free interest rate	3.36 - 4.52%	4.45 - 4.52%
Expected life of options	2.5 - 5 years	2.5 - 5 years
Block discount applied	40%	40%

The block discount applied was due to the illiquidity of shares.

5.   Commitments:

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

Minimum lease payments under these operating leases are approximately as follows:

2009	$69,919
2010	65,497
2011	-

The Company paid rent expense totaling $21,832 for the quarter ended March 31, 2009 (March 31, 2008 - $26,745).

The Company has a management consulting agreement with T.M. Williams (Row), Ltd., an Anguilla incorporated company and Mr. Williams dated August 20, 2001, (the "Williams Agreement"), amended February 28, 2002, in connection with the provision of services by Mr. Williams as President and Chief Executive Officer of the Company. The agreement was renewed for a further one year period on August 1, 2008, on substantially the same terms and conditions, whereby the Company will pay to T.M. Williams (Row), Ltd., 10% of the operating profit of the Company, as defined in the amendment, to a maximum of $25,000 per month, in arrears.

6.        Income Taxes

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

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2009 and 2008

(Unaudited)

6.        Income Taxes : (Continued)

March 31, 2009
Three Months
Computed "expected" tax expense	$82,951
Increase in income taxes resulting from income taxes in other tax jurisdictions	(100,651)
Other	(372)
Expiration of tax asset	(186,320)
Change in taxation rates in other jurisdictions	(176,052)
Change in exchange rates	208,855
Change in valuation allowance	171,589
$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2009, and December 31, 2008, are presented below:

	March 31, 2009	December 31, 2008
Deferred tax assets:
Net operating loss carry forwards	$104,337	$275,926

Valuation Allowance	(104,337)	(275,926)
	$-	$-

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

7.    Related Party Transactions

The Company has a liability of $9,939 (December 31, 2008 - $3,582), to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by the current director and officer of the Company.

The Company has a liability of $1,909 (December 31, 2008 - $1,771), to a director and officer of the Company for payment of services rendered and expenses incurred by the director and officer of the Company.

Payments made to Bingo, Inc. in relation to the domain name purchase payment totaled $53,024 during the quarter ended March 31, 2009 (Quarter ended March 31, 2008 - $53,774).

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2009 and 2008

(Unaudited)

8.        Segmented information:

Revenue

The Company operates in one reportable business segment, the business of providing games and entertainment based on the game of bingo and related soft games through its Internet portal, bingo.com, supported mainly by receiving deposits for the games for money and selling advertising on the website.  The revenue for the quarter ended March 31, 2009 and 2008, has been derived primarily from receiving deposits for the games for money.

Equipment

The Company's equipment is located as follows:

Net Book Value	March 31, 2009	December 31, 2008

Canada	$73,754	$75,116
Curacao, Netherlands Antilles	34,418	37,547
Malta	79,479	86,704
	$187,651	$199,367

9.        Concentrations

            Major customers

For the quarter ended March 31, 2009, there was no single player on the gaming site who had wagered more than 10% of the total gaming revenue. The Company is reliant on various payment processors who process funds players have wagered on the gaming site. For the quarter ended March 31, 2009, there were two processors each receiving 93% and 6% respectively of the total funds processed.

During the quarter ended March 31, 2009 and 2008, the Company offered limited advertising. Therefore there were no advertising sales representing more than 10% of the total sales.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

10.  Concentrations of Credit Risk:

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions. At March 31, 2009, the Company had total cash balances of $805,392 (December 31, 2008 - $412,002) at financial institutions, where $236,358 (December 31, 2008 - $106,262) is in excess of federally insured limit.

The Company has concentrations of credit risk with respect to accounts receivable, as large amounts of its accounts receivable are concentrated geographically in Canada, the United States and the United Kingdom amongst a small number of customers.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2009 and 2008

(Unaudited)

10.        Concentrations of Credit Risk: (Continued)

As of March 31, 2009, three customers totaling $15,282, $13,698 and $12,927, who accounted for total accounts receivable greater than 10%. As of December 31, 2008, two customers, totaling $23,232 and $4,429 who accounted for greater than 10% of the total accounts receivable.

The Company controls credit risk through monitoring procedures and receiving prepayments of cash for services rendered.  The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable.

11.        Contingent liabilities:

The Company has a contingent liability of $877,819 (December 31, 2008 - $795,163) for player bonus balances. These balances are not withdrawable but can be wagered. Any winnings made on these bonus wagers are immediately withdrawable.

 ITEM 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis or Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below.  Bingo.com, Ltd.'s (the "Company", "we", or "us") actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and the Management Discussion and Analysis or plan of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

FORWARD LOOKING STATEMENTS

All statements contained in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference, as well as statements made in press releases and oral statements that may be made by us or by officers, directors or employees acting on our behalf, that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Readers should consider statements that include the terms "believe," "belief," "expect," "plan," "anticipate," "intend" or the like to be uncertain and forward-looking. In addition, all statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin, anticipated expense levels and liquidity and capital resources, constitute forward-looking statements. Particular attention should be paid to the facts of our limited operating history, the unpredictability of our future revenues, our need for and the availability of capital resources, the evolving nature of our business model, and the risks associated with systems development, management of growth and business expansion.  Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear.  Readers should consider the risks more fully described in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (the "SEC") and should not place undue reliance on any forward-looking statements.

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

We generate revenue from players depositing funds into their account on our website and then playing games for money. An additional source of revenue comes from selling advertising on our portal to other companies who wish to advertise their products to our user demographic. We obtained a gaming license and commenced gaming operations from Curacao, Netherlands Antilles in May 2005. During the quarter ended March 31, 2009, the Company was granted a Letter of Intent by the Lotteries and Gaming Authority of Malta, and commenced operating under this Maltese license. This Letter of Intent enables us to advertise in the United Kingdom.

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

We have made a significant investment in the development of our website, purchase of domain name, branding, marketing, and maintaining operations.  As a result we have incurred significant losses since inception, and as of March 31, 2009, had an accumulated deficit of $12,507,524.

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

During the quarter ended June 30, 2007, we launched our United Kingdom focused website, with games targeted to the United Kingdom audience and the games played in British pounds sterling. Gaming revenue from the Bingo.com website accounted for approximately 97% of our revenue for the quarter ended March 31, 2009. Moving forward we will focus our marketing on attracting additional players from the United Kingdom and other jurisdictions where Internet gambling is regulated and considered legal. In addition we will be launching in various languages and currencies.

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

Impairment of long-lived assets and long-lived assets to be disposed of:

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets". As of March 31, 2009, the only long-lived assets reported on the Company's consolidated balance sheet are equipment, intangible assets and domain name rights.  These provisions require that long-lived assets and certain identifiable recorded intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell.

RESULTS OF OPERATIONS

            Revenue

Total revenue decreased to $1,324,630 for the quarter ended March 31, 2009, a decrease from revenue of $1,344,347 for first quarter of 2008 and a decrease from revenue of $1,329,273 in the fourth quarter of 2008. Gaming Revenue increased to $1,284,732 in the quarter ended March 31, 2009, compared Gaming Revenue of $1,260,470 in the first quarter of 2008 and a decrease from revenue of $1,287,808 in the fourth quarter of 2008. When measured in Pounds Sterling, presently our depositing currency, the gaming operations provided revenue of GBP894,738 Pound Sterling, an increase of 40% from gaming revenue of GBP636,884 Pound Sterling for the first quarter of the prior year and an increase of 9% from gaming revenue of GBP819,953 Pound Sterling in the fourth quarter of 2008. The increase compared to the first and fourth quarter of 2008, is due to an increase in the player base. The decrease in Gaming Revenue as recorded in US Dollars is due to the weakness of the Pound Sterling in relation to the US Dollar. We earned advertising revenue of $39,898 in the quarter ended March 31, 2009, a decrease from advertising revenue of $83,877 in the first quarter of 2008 and a decrease from advertising revenue of $41,465 in the fourth quarter of 2008.

Cost of revenue

We recorded cost of revenue of $870,349 during the quarter ended March 31, 2009, a decrease of 7% compared to costs of $938,964 for the first quarter of 2008 and a decrease of 5% over costs of $917,916 in the fourth quarter of 2008.  The gross margin increased to 34% for the quarter ended March 31, 2009, compared to gross margin of 30% in the first quarter of 2008 and 31% gross margin in the fourth quarter of 2008. Cost of revenue consists of bonuses granted on deposits made by players, the cost of hosting the website, payment processing fees in relation to deposits from and withdrawals to our players, software license fees, and the domain name purchase payments. The decrease in cost of revenue for the quarter ended March 31, 2009, compared to the first and fourth quarter of 2008, is due to the weakness of the Pound Sterling in relation to the US Dollar. This decrease is despite an increase in deposit bonus if recorded in Pound Sterling terms. The awarding of deposit bonuses is required both to be competitive with other bingo-oriented websites and to build a large customer base as quickly as possible.

            Sales and marketing expenses

Sales and marketing expenses increased by 22% to $334,245 for the quarter ended March 31, 2009, an increase over expenses of $274,741 in the first quarter of 2008 and an increase of 3% from expenses of $323,905 in the fourth quarter of 2008. Sales and marketing expenses principally include costs for signup bonuses, marketing, prizes for our players and other bonuses and incentives offered to gaming players. The increase in sales and marketing expenses for the quarter ended March 31, 2009, compared to the first and fourth quarter of 2008 is due to the increase in marketing bonus granted to players and an increase in affiliates and affiliate commission.

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

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our office, legal and professional fees, and other general corporate and office expenses. General and administrative expenses decreased to $113,083 for the first quarter of 2009, a decrease of 13% from costs of $129,334 for the first quarter of 2008 and a decrease of 19% from costs of $139,191 in the fourth quarter of 2008. The decrease in general and administrative expenses for the quarter ended March 31, 2009, compared to the first and fourth quarter of 2008, is due to the weakness of the Pounds sterling and the Canadian Dollar in relation to the US dollar. In addition, the decrease in general and administrative expenses compared to the first quarter of 2008, is due to legal fees incurred in the first quarter of 2008 for the incorporation of Bingo.com (Alderney) Limited in Alderney, Channel Islands and Coral Reef Marketing Inc. in Anguilla. The decrease in general and administrative expenses compared to the fourth quarter of 2008, is due to the legal fees incurred in the fourth quarter of 2008, for the application for a Maltese gaming license, which was granted in the first quarter of 2009.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants and benefits decreased by 10% to $239,799 for the quarter ended March 31, 2009, compared to salaries, wages, consultants and benefits of $265,070 in the first quarter of 2008 and an increase of 3% over salaries, wages, consultants and benefits of $232,211 in the fourth quarter of 2008. This decrease compared to the first quarter of 2008, is due to the weakness of the Canadian Dollar in relation to the US Dollar. This increase compared to the fourth quarters of 2008, is due to the recruitment of additional staff in order to run the expanded business and regular increases in the rates of pay.

Depreciation and amortization

Depreciation and amortization includes depreciation of our equipment, as well as amortization of intangible asset relating to the email list. Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years.  Depreciation and amortization increased to $16,701 during the quarter ended March 31, 2009, an increase of 23% over costs of $13,597 during the same quarter in the prior year and an increase of 6% from costs of $15,790 in the fourth quarter of 2008. This increase in depreciation and amortization can be explained due to the acquisition of equipment, especially computers and servers in Malta, to enable us to run the website out of Malta.

Stock based Compensation

Stock based compensation decreased to $13,250 during the quarter ended March 31, 2009, a decrease of 17% over stock based compensation of $16,022 during the same quarter in the prior year and a decrease of 48% from stock based compensation of 25,633 in the fourth quarter of 2008. The decrease in stock based compensation compared to the first and fourth quarters of 2008, expiration of stock options during the quarter ended March 31, 2009.

Profit on sale of US Gaming players

Effective October 12, 2006, the Company, in response to the United States Unlawful Internet Gambling Enforcement Act, sold its United States players and related assets for $1,200,050, to an arms length third party payable by the purchaser at a variable rate over the subsequent months until fully paid. We recognize the profit from the sale of these assets as and when payment is received. During the quarter ended March 31, 2009, we collected $7,500 of the $1,200,050 due, compared to payments received of $30,000 during the same quarter in the prior year and $7,500 in the fourth quarter of 2008.

            Net loss and loss per share

Net loss for the three months ended March 31, 2009, amounted to $243,974, a loss of $0.01 per share, a decrease of 7% compared to a net loss of $262,543, a loss of $0.01 per share for the same period in 2008 and an decrease in net loss of 37% compared to a net loss of $390,282 or $0.01 per share in the fourth quarter of 2008. The decrease in net loss for the quarter ended March 31, 2009, compared to the first and fourth quarter of 2008, is due to lower expenses as a result of the weakness of the Pound Sterling and Canadian Dollar in relation to the US Dollar, especially in the fourth quarter of 2008, where large foreign exchange losses were incurred.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $805,392 and working capital of $425,428 at March 31, 2009.  This compares to cash of $412,002 and working capital of $124,495 at December 31, 2008. During the quarter ended March 31, 2009, we completed private placement offerings of 3.5 million units at $0.15 per unit.  Total proceeds of the offerings were $525,000.

During the quarter ended March 31, 2009, we used cash of $139,625 from operating activities compared to using cash of $206,519 in the same period in the prior year and compared to using cash of $327,335 in the fourth quarter of 2008.

Our future capital requirements will depend on a number of factors, including costs associated with development and marketing of our Web portal, the success and acceptance of gaming operations and the possible acquisition of complementary businesses, products and technologies.

ITEM 4T.       Controls and Procedures

(a)        Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2009. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2009, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings

We are not currently a party to any legal proceeding, and was not a party to any other legal proceeding during the quarter ended March 31, 2009. We are currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2009, we completed private placement offerings of 3.5 million shares at $0.15 per share.  Total proceeds of the offering was $525,000.

Subsequent to the quarter ended March 31, 2009, we completed private placement offerings of 1.5 million shares at $0.15 per share.  Total proceeds of the offering was $225,000.

ITEM 3.          Defaults Upon Senior Securities

Not applicable.

ITEM 4.          Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders during the period.

ITEM 5.          Other Information

The Company did not enter any new reportable agreements during the quarter ended March 31, 2009.

During the quarter ended March 31, 2009, the Company was granted two Letters of Intent by the Lotteries and Gaming Authority of Malta, and commenced operating under that jurisdiction. Such Letters of Intent enable us to advertise in the United Kingdom.

ITEM 6.          Exhibits and reports on Form 8-K

Exhibits

The following instruments are included as exhibits to this Report.  Exhibits incorporated by reference are so indicated.

Exhibit Number	Description
4.4	Convertible Debenture between the Company and unrelated parties dated July 2, 2002. (b)
4.5	Common Stock Purchase Warrant between the Company and unrelated parties dated July 2, 2002. (b)
10.2	Asset Purchase Agreement by and between Bingo, Inc. and Progressive Lumber, Corp. dated January 18, 1999. (a)
10.24	Amended Consulting Agreement dated February 28, 2002, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (c)
10.29	Amendment of Asset Purchase Agreement dated July 1, 2002. (d)
10.32	Code of Business Conduct and Ethics dated December 22, 2006. (e)
31.1	Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 15, 2009.
31.2	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 15, 2009.
32.1	Certification from the Chief Executive Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 15, 2009.
32.2	Certification from the Chief Financial Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 15, 2009.

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

(e) Previously filed with the Company's report on Form 8-K on December 26, 2006.

Reports on Form 8-K.

During the quarter ended March 31, 2009, we filed an 8K announcing the completion of the private placement offering of 3.5 million shares at $0.15 per share.  Total proceeds of the offering was $525,000.

Reports Subsequent to the quarter ended March 31, 2009.

Subsequent to the quarter ended March 31, 2009, we filed an 8K announcing the completion of the private placement offering of 1.5 million shares at $0.15 per share.  Total proceeds of the offering was $225,000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 15, 2009	BINGO.COM, LTD.
(Registrant)
Date:	May 15, 2009	/S/ T.M. Williams
T. M. Williams, Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)
Date:	May 15, 2009	/S/ H. W. Bromley
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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of March 31, 2009, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed :  /S/ T. M.  Williams                                                     Date : May 15, 2009

T. M. Williams, Chairman of the Board,

Chief Executive Officer and President

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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of March 31, 2009, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed :  /S/ H. W. Bromley                                                     Date : May 15, 2009

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the "Company") on Form 10-Q for the period ended March 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, T. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        May 15, 2009

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the "Company") on Form 10-Q for the period ended March 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        May 15, 2009

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.