Form 10-Q
period 2009-06-30
BINGO.COM LTD.
filed 2009-08-14
CIK 1318482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer's common stock, no par value per share, was 41,405,203 as of August 14, 2009.

  BINGO.COM, LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2009

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$848,749	$412,002
Accounts receivable less allowance for doubtful accounts $nil (December 31, 2008 - $nil)	83,790	43,239
Prepaid expenses	95,276	123,650
Total Current Assets	1,027,815	578,891

Equipment, net	177,794	199,367

Other assets	150,208	122,335

Domain name rights and intangible assets	1,257,241	1,257,241

Deferred tax asset, less valuation allowance of $31,759 (December 31, 2008 - $275,926) (Note 6)	-	-

Total Assets	$2,613,058	$2,157,834

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$120,685	$121,208
Accrued liabilities	106,909	99,031
Accounts payable and accrued liabilities - related party (Note 7)	47,917	22,336
Provision for progressive jackpots	244,930	159,798
Players float	95,387	52,023
Total Current Liabilities	615,828	454,396

Commitments (Note 5)
Contingent liabilities (Notes 9, 10 and 11)

Stockholders' equity (Note 4):
Common stock, no par value, unlimited shares authorized, 41,405,203 shares issued and outstanding (December 31, 2008 - 36,200,203)	14,746,876	13,942,408
Accumulated deficit	(12,774,226)	(12,263,550)
Accumulated other comprehensive loss: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	1,997,230	1,703,438

Total Liabilities and Stockholders' Equity	$2,613,058	$2,157,834

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Operations

For Periods Ended June 30, 2009 and 2008

(Unaudited)

	Six Months ended June 30, 2009	Six Months ended June 30, 2008	Three Months ended June 30, 2009	Three Months ended June 30, 2008

Advertising revenue	$91,865	$162,294	$51,967	$78,417
Gaming revenue	2,744,881	2,597,910	1,460,149	1,337,441
Total revenue	2,836,746	2,760,204	1,512,116	1,415,858

Cost of producing revenue	1,822,303	1,864,257	951,954	925,293

Gross profit	1,014,443	895,947	560,162	490,565

Operating expenses:
Depreciation and amortization	34,017	27,826	17,316	14,228
General and administrative	270,131	278,625	157,048	149,292
Salaries, wages, consultants and benefits	497,078	527,718	257,279	262,648
Selling and marketing	789,746	595,768	455,501	321,027
Stock-based compensation	28,307	35,278	15,057	19,256
Total operating expenses	1,619,279	1,465,215	902,201	766,451

Loss before other income (expense) and income taxes	(604,836)	(569,268)	(342,039)	(275,886)

Other income (expense):
Foreign exchange gains (losses)	32,814	(9,860)	44,726	(1,180)
Gain on resolution of debt	35,039	26,045	12,219	21,848
Loss on disposal of equipment	-	(2,007)	-	(2,007)
Interest income	1,061	9,181	646	4,037
Other income	11	178	11	-
Profit from sale of US players and related assets (Note 3)	27,500	48,000	20,000	18,000

Loss before income taxes	(508,411)	(497,731)	(264,437)	(235,188)

Income tax expense	2,265	-	2,265	-

Net loss	$(510,676)	$(497,731)	$(266,702)	$(235,188)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares outstanding, basic and diluted	39,488,435	34,532,365	40,785,423	35,029,873

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the period ended June 30, 2009

(Unaudited)

	Common stock			Accumulated Other Comprehensive loss
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2008	36,200,203	$13,942,408	$(12,263,550)	$ 24,580	1,703,438

Exercise of stock options	205,000	20,500	-	-	20,500

Private placement	5,000,000	750,000	-	-	750,000

Stock-based compensation	-	28,307	-	-	28,307

Issuance of consultant stock options	-	5,661	-	-	5,661

Net loss	-	-	(510,676)	-	(510,676)
Balance, June 30, 2009	41,405,203	$ 14,746,876	$ (12,774,226)	$ 24,580	$ 1,997,230

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2009 and 2008

(Unaudited)

	2009		2008
Cash flows from operating activities:
Net loss	$(510,676)		$(497,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,017		27,826
Gain on resolution of debt	(35,039)		(26,045)
Loss on disposal of equipment	-		2,007
Stock-based compensation	28,307		35,278
Issuance of consultant stock option	5,661		5,659
Profit from the sale of US players and related assets	(27,500)		(48,000)
Changes in operating assets and liabilities:
Accounts receivable	(40,551)		86,571
Prepaid expenses	28,374		(151,017)
Other assets	(27,873)		312
Accounts payable and accrued liabilities	67,975		80,581
Provision for progressive jackpots	85,132		102,084
Players float	43,364		1,446
Net cash used in operating activities	(348,809)		(381,029)

Cash flows from investing activities:
Acquisition of equipment	(12,444)		(99,984)
Proceeds from sale of US players and related assets	27,500		48,000
Net cash (used in) provided by investing activities	15,056		(51,984)

Cash flows from financing activities:
Exercise of stock options	20,500		8,725
Private placements	750,000		600,000
Net cash provided by financing activities	770,500		608,725

Increase in cash	436,747		175,712

Cash, beginning of period	412,002		744,596
Cash, end of period	$848,749		$920,308

Supplementary information:
Interest paid	$-		$-
Income taxes paid	$2,625	$	‑

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six months ended June 30, 2009 and 2008

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

Continuing operations

These consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses from operations for the quarter ended June 30, 2009 and 2008, and has an accumulated deficit of $12,774,226 as at June 30, 2009.

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

Six months ended June 30, 2009 and 2008

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

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six months ended June 30, 2009 and 2008

(Unaudited)

2.    Summary of significant accounting policies: (Continued)

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

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six months ended June 30, 2009 and 2008

(Unaudited)

2.    Summary of significant accounting policies: (Continued)

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

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six months ended June 30, 2009 and 2008

(Unaudited)

2.    Summary of significant accounting policies: (Continued)

 (f) Changes in accounting policy: (Continued)

In December 2008, the FASB issued FSP No. FAS 132(R)-1 ("FSP FAS 132(R)-1"), "Employers' Disclosures about Postretirement Benefit Plan Assets," which expands the disclosure requirements about plan assets for defined benefit pension plans and postretirement plans.

3.    Sale of US players and related assets

Effective October 12, 2006, the Company, in response to the United States Unlawful Internet Gambling Enforcement Act, the Company sold its United States players and related assets for $1,200,050, payable by the arms-length purchaser at a variable rate over the subsequent months. The Company will recognize the profit from the sale of these assets as and when payment is received. During the quarter ended June 30, 2009, the Company collected $20,000 (June 30, 2008 - $18,000) in payment for these assets.

Amount
Sale of US players and related assets	$1,200,050

Payments received, fourth quarter fiscal 2006	(180,000)

Balance December 31, 2006	1,020,050

Payments received, 2007	(120,000)

Balance December 31, 2007	900,050

Payments received, 2008	(63,000)

Balance December 31, 2008	837,050

Payments received during the period	(27,500)

Balance remaining June 30, 2009	$809,550

4.    Stockholder's Equity:

During the quarter ended March 31, 2009, Bingo.com, Ltd. completed a private placement offering of 3.5 million shares at $0.15 per share.  Total proceeds of the offering was $525,000.

During the quarter ended June 30, 2009, Bingo.com, Ltd. completed a private placement offering of 1.5 million shares at $0.15 per share.  Total proceeds of the offering was $225,000.

During the quarter ended March 31, 2009, the holders of stock options exercised their options for 55,000 shares for $5,500 at an exercise price of $0.10 per share. A total of 258,000 stock options at an exercise price of $0.10 per share expired unexercised.

During the quarter ended June 30, 2009, the holders of stock options exercised their options for 150,000 shares for $15,000 at an exercise price of $0.10 per share. A total of 150,000 stock options at an exercise price of $0.10 per share expired unexercised.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six months ended June 30, 2009 and 2008

(Unaudited)

4.    Stockholder's Equity:

During the quarter ended June 30, 2009, we granted 1,025,000 options with an option price of $0.17 per share. 510,000 of these options were granted to directors and officers of the Company.

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months ended June 30, 2009	Three Months ended June 30, 2008
Expected dividend yield	-	-
Expected stock price volatility	82 - 172%	82 - 91%
Weighted average volatility	127%	127%
Risk-free interest rate	2.82 - 4.52%	3.36 - 4.52%
Expected life of options	2.5 - 5 years	2.5 - 5 years
Block discount applied	40%	40%

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

Minimum lease payments under these operating leases are approximately as follows:

2009	$45,122
2010	60,592
2011	-

The Company paid rent expense totaling $23,233 for the quarter ended June 30, 2009 (June 30, 2008 - $26,623).

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

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six months ended June 30, 2009 and 2008

(Unaudited)

6.    Income Taxes : (Continued)

June 30, 2009
Six Months
Computed "expected" tax expense	$173,629
Increase in income taxes resulting from income taxes in other tax jurisdictions	(219,489)
Other	(931)
Expiration of tax asset	(186,320)
Change in exchange rates	(11,056)
Change in valuation allowance	244,167
$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2009, and December 31, 2008, are presented below:

	June 30, 2009	December 31, 2008
Deferred tax assets:
Net operating loss carry forwards	$31,759	$275,926

Valuation Allowance	(31,759)	(275,926)
	$-	$-

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

A subsidiary of the Company incurred tax expense of $2,625 during the quarter ended June 30, 2009 (June 30, 2008 - $nil)

7.    Related Party Transactions

The Company has a liability of $314 (December 31, 2008 - $3,582), to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by the current director and officer of the Company.

The Company has a liability of $1,845 (December 31, 2008 - $1,771), to a director and officer of the Company for payment of services rendered and expenses incurred by the director and officer of the Company.

Payments made to Bingo, Inc. in relation to the domain name purchase payment totaled $61,317 during the quarter ended June 30, 2009 (Quarter ended June 30, 2008 - $56,634).

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six months ended June 30, 2009 and 2008

(Unaudited)

8.         Segmented information:

Revenue

The Company operates in one reportable business segment, the business of providing games and entertainment based on the game of bingo and related soft games through its Internet portal, bingo.com, supported mainly by receiving deposits for the games for money and selling advertising on the website.  The revenue for the quarter ended June 30, 2009 and 2008, has been derived primarily from receiving deposits for the games for money.

Equipment

The Company's equipment is located as follows:

Net Book Value	June 30, 2009	December 31, 2008

Canada	$74,252	$75,116
Curacao, Netherlands Antilles	31,289	37,547
Malta	72,253	86,704
	$177,794	$199,367

9.         Concentrations

            Major customers

For the quarter ended June 30, 2009, there was no single player on the gaming site who had wagered more than 10% of the total gaming revenue. The Company is reliant on various payment processors who process funds players have wagered on the gaming site. For the quarter ended June 30, 2009, there was one processors each receiving 96% of the total funds processed.

During the quarter ended June 30, 2009 and 2008, the Company offered limited advertising. Therefore there were no advertising sales representing more than 10% of the total sales.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

10.       Concentrations of Credit Risk:

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions. At June 30, 2009, the Company had total cash balances of $848,749 (December 31, 2008 - $412,002) at financial institutions, where $232,649 (December 31, 2008 - $106,262) is in excess of federally insured limit.

The Company has concentrations of credit risk with respect to accounts receivable, as large amounts of its accounts receivable are concentrated geographically in Canada, the United States and the United Kingdom amongst a small number of customers.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six months ended June 30, 2009 and 2008

(Unaudited)

10.  Concentrations of Credit Risk: (Continued)

As of June 30, 2009, three customers totaling $34,637, $14,237 and $9,613, who accounted for total accounts receivable greater than 10%. As of December 31, 2008, two customers, totaling $23,232 and $4,429 who accounted for greater than 10% of the total accounts receivable.

The Company controls credit risk through monitoring procedures and receiving prepayments of cash for services rendered.  The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable.

11.  Contingent liabilities:

The Company has a contingent liability of $1,618,860 (December 31, 2008 - $795,163) for player bonus balances. These balances are not withdrawable but can be wagered. Any winnings made on these bonus wagers are immediately withdrawable.

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

Our website provides players the ability to purchase bingo cards online for cash, with the winner of each bingo game winning a percentage of the total cards purchased for that particular bingo game. In addition, we provide entertainment content to our players in the form of either free-to-play, or pay-to play multiplayer theme bingo games, such as Diamond Daubers, Sunset Hangout, and the like, as well as online sweepstakes and slot machines. We also offer our players other forms of entertainment such as chat rooms and member profiles.

We intend to continue to build on the success of the existing business by offering a greater depth and variety of content that we expect will hold existing subscribers as well as attract new subscribers and allow us to generate more revenue.

We have made a significant investment in the development of our website, purchase of domain name, branding, marketing, and maintaining operations.  As a result we have incurred significant losses since inception, and as of June 30, 2009, had an accumulated deficit of $12,774,226.

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

During the quarter ended June 30, 2007, we launched our United Kingdom focused website, with games targeted to the United Kingdom audience and the games played in British pounds sterling. Gaming revenue from the Bingo.com website accounted for approximately 97% of our revenue for the quarter ended June 30, 2009. Moving forward we will focus our marketing on attracting additional players from the United Kingdom and other jurisdictions where Internet gambling is regulated and considered legal. In addition we will be launching in various languages and currencies.

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

Impairment of long-lived assets and long-lived assets to be disposed of:

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets". As of June 30, 2009, the only long-lived assets reported on the Company's consolidated balance sheet are equipment, intangible assets and domain name rights.  These provisions require that long-lived assets and certain identifiable recorded intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell.

RESULTS OF OPERATIONS

            Revenue

Total revenue increased to $1,512,116 for the quarter ended June 30, 2009, an increase of 7% from revenue of $1,415,858 for second quarter of 2008 and an increase of 14% from revenue of $1,324,630 in the first quarter of 2009. Gaming Revenue increased to $1,460,149 in the quarter ended June 30, 2009, an increase of 9%, compared to Gaming Revenue of $1,337,441 in the second quarter of 2008 and an increase of 14% from revenue of $1,284,732 in the first quarter of 2009. When measured in Pounds Sterling, presently our depositing currency, the gaming operations provided revenue of Pounds Sterling 957,040, an increase of 41% from gaming revenue of Pounds Sterling 678,108 for the second quarter of the prior year and an increase of 7% from gaming revenue of Pounds Sterling 894,738 in the first quarter of 2009. The increase compared to the second quarter of 2008 and the first quarter of 2009, is due to an increase in the player base. The smaller increase in Gaming Revenue as recorded in US Dollars is due to the weakness of the Pound Sterling in relation to the US Dollar. We earned advertising revenue of $51,967 in the quarter ended June 30, 2009, a 34% decrease from advertising revenue of $78,417 in the second quarter of 2008 and an increase of 30% from advertising revenue of $39,898 in the first quarter of 2009.

Cost of revenue

We recorded cost of revenue of $951,954 during the quarter ended June 30, 2009, an increase of 3% compared to costs of $925,293 for the second quarter of 2008 and an increase of 9% over costs of $870,349 in the first quarter of 2009.  The gross margin increased to 37% for the quarter ended June 30, 2009, compared to gross margin of 35% in the second quarter of 2008 and 34% gross margin in the first quarter of 2009. Cost of revenue consists of bonuses granted on deposits made by players, the cost of hosting the website, payment processing fees in relation to deposits from and withdrawals to our players, software license fees, and the domain name purchase payments. The increase in cost of revenue for the quarter ended June 30, 2009, compared to the second quarter of 2008 and the first quarter of 2009, is due to the increase in costs, especially bandwidth and gaming taxation, in relation to our Maltese gaming license. In addition, due to our increase in deposits more deposit bonuses were granted. The awarding of deposit bonuses is required both to be competitive with other bingo-oriented websites and to build a large customer base as quickly as possible.

            Sales and marketing expenses

Sales and marketing expenses increased by 18% to $455,501 for the quarter ended June 30, 2009, an increase over expenses of $321,027 in the second quarter of 2008 and an increase of 26% from expenses of $334,245 in the first quarter of 2009. Sales and marketing expenses principally include costs for signup bonuses, marketing, prizes for our players and other bonuses and incentives offered to gaming players. The increase in sales and marketing expenses for the quarter ended June 30, 2009, compared to the second quarter of 2008 and the first quarter of 2009 is due to the increase in marketing especially our Search Engine Optimization to ensure we continue hold a top 3 listing all the search engines (eg Google.co.uk). In addition, we increased our marketing expenditures with affiliates to increase our traffic. This resulted in an increase in affiliates and affiliate commission.

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

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our office, legal and professional fees, and other general corporate and office expenses. General and administrative expenses increased to $157,048 for the second quarter of 2009, an increase of 5% from costs of $149,292 for the second quarter of 2008 and an increase of 39% from costs of $113,083 in the first quarter of 2009. The increase in general and administrative expenses for the quarter ended June 30, 2009, compared to the second quarter of 2008 and the first quarter of 2009, is due to an increase in legal fees in relation to our Maltese gaming license and the costs of developing our social network.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants and benefits decreased by 2% to $257,279 for the quarter ended June 30, 2009, compared to salaries, wages, consultants and benefits of $262,648 in the second quarter of 2008 and an increase of 7% over salaries, wages, consultants and benefits of $239,799 in the first quarter of 2009. This decrease compared to the second quarter of 2008 and the increase compared to the first quarter of 2009, is due to fluctuations of the Canadian Dollar in relation to the US Dollar.

Depreciation and amortization

Depreciation and amortization includes depreciation of our equipment, as well as amortization of intangible asset relating to the email list. Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years.  Depreciation and amortization increased to $17,316 during the quarter ended June 30, 2009, an increase of 22% over costs of $14,228 during the same quarter in the prior year and an increase of 4% from costs of $16,701 in the first quarter of 2009. This increase in depreciation and amortization can be explained due to the acquisition of equipment, especially computers and servers in Malta, to enable us to run the website out of Malta. The intangible asset relating to the email list was fully amortized in 2008.

Stock based Compensation

Stock based compensation decreased to $15,057 during the quarter ended June 30, 2009, a decrease of 22% over stock based compensation of $19,256 during the same quarter in the prior year and an increase of 14% from stock based compensation of $13,250 in the first quarter of 2009. The decrease in stock based compensation compared to the second quarter of 2008, is due to less stock options granted during the quarter ended June 30, 2009. The increase in stock based compensation compared with the first quarter of 2009, is due to stock options granted in the second quarter of 2009.

Profit on sale of US Gaming players

Effective October 12, 2006, the Company, in response to the United States Unlawful Internet Gambling Enforcement Act, sold its United States players and related assets for $1,200,050, to an arms length third party payable by the purchaser at a variable rate over the subsequent months until fully paid. We recognize the profit from the sale of these assets as and when payment is received. During the quarter ended June 30, 2009, we collected $27,500 of the $1,200,050 due, compared to payments received of $18,000 during the same quarter in the prior year and $7,500 in the first quarter of 2009.

            Net loss and loss per share

Net loss for the three months ended June 30, 2009, amounted to $266,702, a loss of $0.01 per share, an increase of 12% compared to a net loss of $235,188, a loss of $0.01 per share for the same period in 2008 and an increase in net loss of 8% compared to a net loss of $243,974 or $0.01 per share in the first quarter of 2009. The increase in net loss for the quarter ended June 30, 2009, compared to the second quarter of 2008 and the first quarter of 2009, is due to an increase in expenditure from our Maltese gaming license.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $848,749 and working capital of $411,987 at June 30, 2009.  This compares to cash of $412,002 and working capital of $124,495 at December 31, 2008. During the quarter ended June 30, 2009, we completed private placement offerings of 1.5 million shares at $0.15 per share.  Total proceeds of the offerings were $225,000.

During the quarter ended June 30, 2009, we used cash of $209,185 from operating activities compared to using cash of $174,509 in the same period in the prior year and compared to using cash of $139,624 in the first quarter of 2009.

Our future capital requirements will depend on a number of factors, including costs associated with development and marketing of our Web portal, the success and acceptance of gaming operations and the possible acquisition of complementary businesses, products and technologies.

ITEM 4T.       Controls and Procedures

(a)        Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2009. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2009, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings

We are not currently a party to any legal proceeding, and was not a party to any other legal proceeding during the quarter ended June 30, 2009. We are currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2009, we completed private placement offerings of 3.5 million shares at $0.15 per share.  Total proceeds of the offering was $525,000.

During the quarter ended June 30, 2009, we completed private placement offerings of 1.5 million shares at $0.15 per share.  Total proceeds of the offering was $225,000.

ITEM 3.          Defaults Upon Senior Securities

Not applicable.

ITEM 4.          Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2009, we held our Annual Meeting of Stockholders for the purposes of electing our directors and to ratify the appointment of Dohan and Company, CPA's, P.A., as our independent auditors for the 2009 fiscal year. The Company issued a schedule 14A proxy statement to the shareholders on May 5, 2009.

All nominees for directors were elected and the appointment of auditors was ratified. The voting on each matter is set forth below:

Election of the Directors of the Company.

Nominee                       For                   Against             Abstain

T. M. Williams              26,295,292         153,257             47,311

J. M. Williams               26,295,292         153,257             47,311

C. M. Devereux            26,295,277         153,272             47,311

G. Whitton                    26,295,752         151,797             48,311

F. Curtis                       26,295,752         151,797             48,311

Proposal to ratify the appointment of Dohan and Company, CPA.'s, P.A., as our independent auditors for the 2009 fiscal year.

For                          Against                         Abstain

26,193,695                     152,039                         150,126

ITEM 5.          Other Information

The Company did not enter any new reportable agreements during the quarter ended June 30, 2009.

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
31.1

Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 14, 2009.

31.2

Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 14, 2009.

32.1	Certification from the Chief Executive Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 14, 2009.
32.2	Certification from the Chief Financial Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 14, 2009.

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

(e) Previously filed with the Company's report on Form 8-K on December 26, 2006.

Reports on Form 8-K.

During the quarter ended June 30, 2009, we filed an 8K announcing the completion of the private placement offering of 1.5 million shares at $0.15 per share.  Total proceeds of the offering was $225,000.

In addition, during the quarter ended June 30, 2009, we filed an 8K announcing the results of our Annual General Meeting.

Reports Subsequent to the quarter ended June 30, 2009.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 14, 2009	BINGO.COM, LTD.
(Registrant)
Date:	August 14, 2009	/S/ T.M. Williams
T. M. Williams, Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)
Date:	August 14, 2009	/S/ H. W. Bromley
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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of June 30, 2009, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed :  /S/ T. M.  Williams                                                     Date : August 14, 2009

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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of June 30, 2009, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed :  /S/ H. W. Bromley                                                     Date : August 14, 2009

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the "Company") on Form 10-Q for the period ended June 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, T. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        August 14, 2009

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the "Company") on Form 10-Q for the period ended June 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        August 14, 2009

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.