Form 10-Q
period 2009-09-30
BINGO.COM LTD.
filed 2009-11-17
CIK 1318482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer's common stock, no par value per share, was 41,517,703 as of November 16, 2009.

  BINGO.COM, LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2009

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$547,505	$412,002
Accounts receivable less allowance for doubtful accounts $789,550 (December 31, 2008 - $837,050) (Note 3)	82,039	43,239
Prepaid expenses	74,598	123,650
Total Current Assets	704,142	578,891

Equipment, net	158,422	199,367

Other assets	148,574	122,335

Domain name rights and intangible assets	1,257,241	1,257,241

Deferred tax asset, less valuation allowance of $48,939 (December 31, 2008 - $275,926) (Note 6)	-	-

Total Assets	$2,268,379	$2,157,834

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$103,083	$121,208
Accrued liabilities	112,520	99,031
Accounts payable and accrued liabilities - related party (Note 7)	59,418	22,336
Provision for progressive jackpots	266,880	159,798
Players float	81,502	52,023
Total Current Liabilities	623,403	454,396

Commitments (Note 5)
Contingent liabilities (Notes 9, 10 and 11)

Stockholders' equity (Note 4):
Common stock, no par value, unlimited shares authorized, 41,517,703 shares issued and outstanding (December 31, 2008 - 36,200,203)	14,785,054	13,942,408
Accumulated deficit	(13,164,658)	(12,263,550)
Accumulated other comprehensive loss: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	1,644,976	1,703,438

Total Liabilities and Stockholders' Equity	$2,268,379	$2,157,834

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Operations

For Periods Ended September 30, 2009 and 2008

(Unaudited)

	Nine Months ended September 30, 2009	Nine Months ended September 30, 2008	Three Months ended September 30, 2009	Three Months ended September 30, 2008

Advertising revenue	$144,627	$234,382	$52,762	$72,088
Gaming revenue	4,128,415	4,085,910	1,383,534	1,487,999
Total revenue	4,273,042	4,320,292	1,436,296	1,560,087

Operating expenses:
Cost of producing revenue	2,784,828	2,873,302	962,525	1,009,045
Depreciation and amortization	52,389	42,343	18,372	14,518
Directors fees	4,500	-	4,500	-
General and administrative	396,915	414,295	126,784	135,669
Salaries, wages, consultants and benefits	762,343	776,060	265,265	248,342
Selling and marketing	1,217,057	967,127	427,311	371,359
Stock-based compensation	52,406	60,911	24,099	25,633
Total operating expenses	5,270,438	5,134,038	1,828,856	1,804,566

Loss before other income (expense) and income taxes	(997,396)	(813,746)	(392,560)	(244,479)

Other income (expense):
Foreign exchange gains (losses)	15,814	(69,096)	(17,000)	(59,235)
Gain on resolution of debt	35,039	46,889	-	20,844
Loss on disposal of equipment	(1,240)	(2,121)	(1,240)	(114)
Interest income	1,430	15,891	369	6,710
Other income	11	178	-	-
Profit from sale of US players and related assets (Note 3)	47,500	55,500	20,000	7,500

Loss before income taxes	(898,842)	(766,505)	(390,431)	(268,774)

Income tax expense	2,266	-	1	-

Net loss	$(901,108)	$(766,505)	$(390,432)	$(268,774)

Net loss per common share, basic and diluted	$(0.02)	$(0.02)	$(0.01)	$(0.01)

Weighted average common shares outstanding, basic and diluted	40,149,214	35,092,369	41,449,225	36,200,203

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the period ended September 30, 2009

(Unaudited)

	Common stock			Accumulated Other Comprehensive loss
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2008	36,200,203	$13,942,408	$(12,263,550)	$ 24,580	1,703,438

Exercise of stock options	317,500	31,750	-	-	31,750

Private placement	5,000,000	750,000	-	-	750,000

Stock-based compensation	-	52,407	-	-	52,407

Issuance of consultant stock options	-	8,489	-	-	8,489

Net loss	-	-	(901,108)	-	(901,108)
Balance, September 30, 2009	41,517,703	$ 14,785,054	$ (13,164,658)	$ 24,580	$ 1,644,976

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2009 and 2008

(Unaudited)

	2009		2008
Cash flows from operating activities:
Net loss	$(901,108)		$(766,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52,389		42,343
Gain on resolution of debt	(35,039)		(46,889)
Loss on disposal of equipment	1,240		2,121
Stock-based compensation	52,407		60,911
Issuance of consultant stock option	8,489		8,489
Profit from the sale of US players and related assets	(47,500)		(55,500)
Changes in operating assets and liabilities:
Accounts receivable	(38,800)		101,829
Prepaid expenses	49,052		(58,854)
Other assets	(26,239)		(29,547)
Accounts payable and accrued liabilities	67,485		70,687
Provision for progressive jackpots	107,082		122,329
Players float	29,479		(1,251)
Net cash used in operating activities	(681,063)		(549,837)

Cash flows from investing activities:
Acquisition of equipment	(13,098)		(110,640)
Proceeds on the disposal of equipment	414		-
Proceeds from sale of US players and related assets	47,500		55,500
Net cash provided by (used in) investing activities	34,816		(55,140)

Cash flows from financing activities:
Exercise of stock options	31,750		8,725
Private placements	750,000		600,000
Net cash provided by financing activities	781,750		608,725

Increase in cash	135,503		3,748

Cash, beginning of period	412,002		744,596
Cash, end of period	$547,505		$748,344

Supplementary information:
Interest paid	$-		$-
Income taxes paid	$2,266	$	‑

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine months ended September 30, 2009 and 2008

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

Continuing operations

These consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses from operations for the quarter ended September 30, 2009 and 2008, and has an accumulated deficit of $13,164,658 as at September 30, 2009.

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

Management continues to review operations in order to identify additional strategies designed to generate cash flow, improve the Company's financial position, and enable the timely discharge of the Company's obligations.  If management is unable to identify sources of additional cash flow in the short term, it may be required to reduce or limit operations.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine months ended September 30, 2009 and 2008

(Unaudited)

 2.    Summary of significant accounting policies:

(a)    Basis of presentation:

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial statements include the accounts of the Company's wholly-owned subsidiaries, English Bay Office Management Limited (registered in British Columbia, Canada), Bingo.com N.V. (registered in Curacao, Netherlands Antilles), Bingo.com (Alderney) Limited (registered in Alderney, Channel Islands), Coral Reef Marketing Inc. (registered in Anguilla), Bingo.com (Antigua) Inc., Bingo.com (Wyoming) Inc., Bingo Acquisition Corp, Bingo.com Services Limited (registered in the United Kingdom) and the 99% owned subsidiaries, Bingo.com (UK) plc. (registered in the United Kingdom) and Bingo.com Operations Limited (registered in Malta). Bingo.com (Alderney) Limited (registered in Alderney, Channel Islands) was dissolved during the quarter ended September 30, 2009. All material intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

(d)    Foreign currency:

The consolidated financial statements are presented in United States dollars, the functional currency of the Company. The Company accounts for foreign currency transactions and translation of foreign currency financial statements under FASB issued Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation" ("SFAS 52"). Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at the transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine months ended September 30, 2009 and 2008

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

(e)  Impairment of long-lived assets and long-lived assets to be disposed of:

The Company accounts for long-lived assets in accordance with the provisions of FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and FASB issued SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets" ("SFAS 142"). During the years presented, the only long-lived assets reported on the Company's consolidated balance sheet are equipment, intangible assets and domain name rights.  These provisions require that long-lived assets and certain identifiable recorded intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.

If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell.

The Company has capitalized the cost of the purchase of the domain name Bingo.com and was amortizing the cost over five years from the date of commencement of operations. In 2002, the Company suspended the amortization of the domain name cost in accordance with SFAS 142, where companies are no longer required to amortize indefinite life assets but instead test the indefinite intangible asset for impairment at least annually. The capitalized amount is based on the net present value of the minimum payments permitted under the terms of the purchase agreement. The domain name is tested for impairment by comparing the fair value of the domain name with its carrying value. The Company determined that the fair value of the domain name for the period presented exceeds the carrying value as a result of level 3 unobservable inputs in accordance with FASB issued SFAS157 and no impairment existed.

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

Nine months ended September 30, 2009 and 2008

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

Nine months ended September 30, 2009 and 2008

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

In June 2009, the FASB approved ASU 2009-01 or Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, the FASB Accounting Standards Codification (the "ASC") as the single source of authoritative nongovernmental generally accepted accounting principles ("GAAP"). All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission ("SEC"), have been superseded by the ASC. All other non-grandfathered, non-SEC accounting literature not included in the ASC has become nonauthoritative. The ASC did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The ASC is effective for interim or annual periods ending after September 15, 2009, and impacts the Company's financial statements as all future references to authoritative accounting literature will be referenced in accordance with the ASC. There have been no changes to the content of the Company's financial statements or disclosures as a result of implementing the ASC during the quarter ended September 30, 2009.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) ("SFAS No. 167"). This statement is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. The statement is effective on January 1, 2010 for companies reporting on a calendar year basis. The Company is currently evaluating the impact of SFAS No. 167 on its financial statements.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine months ended September 30, 2009 and 2008

(Unaudited)

2.    Summary of significant accounting policies: (Continued)

 (f) Changes in accounting policy: (Continued)

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820). The purpose of this ASU is to clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets. This guidance is effective upon issuance. This ASU had no impact on the Company's financial statements.

3.    Sale of US players and related assets

Effective October 12, 2006, the Company, in response to the United States Unlawful Internet Gambling Enforcement Act, the Company sold its United States players and related assets for $1,200,050, payable by the arms-length purchaser at a variable rate over the subsequent months. There is not a set period for when the funds must be repaid.  It is uncertain as to whether the full amount will be repaid.  As a result the Company will recognize the profit from the sale of these assets as and when payment is received. During the quarter ended September 30, 2009, the Company collected $20,000 (September 30, 2008 - $7,500) in payment for these assets. The balance remaining is not recognised due to the fact it is uncertain whether full payment will be received on the remaining outstanding portion.

Amount
Sale of US players and related assets	$1,200,050

Payments received, fourth quarter fiscal 2006	(180,000)

Balance December 31, 2006	1,020,050

Payments received, 2007	(120,000)

Balance December 31, 2007	900,050

Payments received, 2008	(63,000)

Balance December 31, 2008	837,050

Payments received during the period	(47,500)

Balance remaining September 30, 2009	$789,550

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine months ended September 30, 2009 and 2008

(Unaudited)

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

During the quarter ended September 30, 2009, the holders of stock options exercised their options for 112,500 shares for $11,250 at an exercise price of $0.10 per share. A total of 1,577,000 stock options at exercise prices between $0.10 and $0.91 per share expired unexercised.

During the quarter ended June 30, 2009, we granted 1,025,000 options with an option price of $0.17 per share. 510,000 of these options were granted to directors and officers of the Company.

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months ended September 30, 2009	Three Months ended September 30, 2008
Expected dividend yield	-	-
Expected stock price volatility	82 - 172%	82 - 91%
Weighted average volatility	127%	127%
Risk-free interest rate	2.82 - 4.52%	3.36 - 4.52%
Expected life of options	2.5 - 5 years	2.5 - 5 years
Block discount applied	40%	40%

The block discount applied was due to the illiquidity of shares.

5.    Commitments:

The Company leases office facilities in Vancouver, British Columbia, Canada, The Valley, Anguilla, British West Indies and London, United Kingdom. These office facilities are leased under operating lease agreements. The Canadian operating lease agreement expires on September 30, 2010. The Anguillian operating lease expires on September 30, 2010. The United Kingdom lease is leased from a company owned by a current director and officer of the Company. This lease is for 30 days and is automatically renewed with a 30 days notice period.

Minimum lease payments under these operating leases are approximately as follows:

2009	$22,114
2010	59,178
2011	-

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine months ended September 30, 2009 and 2008

(Unaudited)

5.    Commitments: (Continued)

The Company paid rent expense totaling $27,183 for the quarter ended September 30, 2009 (September 30, 2008 - $28,694).

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

6.    Income Taxes

Bingo.com, Ltd. is domiciled in the tax-free jurisdiction of Anguilla, British West Indies. The computed benefit / expense differed from the amounts computed by applying the United States of America federal income tax rate of 34 percent and various other rates for other jurisdictions to the pretax income / losses from operations as a result of the following:

September 30, 2009
Nine Months
Computed "expected" tax expense	$306,376
Increase in income taxes resulting from income taxes in other tax jurisdictions	(365,861)
Other	(1,544)
Expiration of tax asset	(186,320)
Change in exchange rates	20,362
Change in valuation allowance	226,987
$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2009, and December 31, 2008, are presented below:

	September 30, 2009	December 31, 2008
Deferred tax assets:
Net operating loss carry forwards	$48,939	$275,926

Valuation Allowance	(48,939)	(275,926)
	$-	$-

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

Nine months ended September 30, 2009 and 2008

(Unaudited)

6.         Income Taxes : (Continued)

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

7.    Related Party Transactions

The Company has a liability of $2,841 (December 31, 2008 - $3,582), to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by the current director and officer of the Company.

The Company has a liability of $1,991 (December 31, 2008 - $1,771), to a director and officer of the Company for payment of services rendered and expenses incurred by the director and officer of the Company.

The Company has a liability of $4,500 (December 31, 2008 - $nil), to independent directors of the  Company for payment of services rendered.

Payments made to Bingo, Inc. in relation to the domain name purchase payment totaled $58,082 during the quarter ended September 30, 2009 (Quarter ended September 30, 2008 - $62,316).

8.         Segmented information:

Revenue

The Company operates in one reportable business segment, the business of providing games and entertainment based on the game of bingo and related soft games through its Internet portal, bingo.com, supported mainly by receiving deposits for the games for money and selling advertising on the website.  The revenue for the quarter ended September 30, 2009 and 2008, has been derived primarily from receiving deposits for the games for money.

Equipment

The Company's equipment is located as follows:

Net Book Value	September 30, 2009	December 31, 2008

Canada	$66,070	$75,116
Curacao, Netherlands Antilles	28,160	37,547
Malta	64,192	86,704
	$158,422	$199,367

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine months ended September 30, 2009 and 2008

(Unaudited)

9.         Concentrations

            Major customers

For the quarter ended September 30, 2009, there was no single player on the gaming site who had wagered more than 10% of the total gaming revenue. The Company is reliant on various payment processors who process funds players have wagered on the gaming site. For the quarter ended September 30, 2009, there was one processor who received 96% of the total funds processed.

During the quarter ended September 30, 2009 and 2008, the Company offered limited advertising. Therefore there were no advertising sales representing more than 10% of the total sales.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

10.       Concentrations of Credit Risk:

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions. At September 30, 2009, the Company had total cash balances of $547,505 (December 31, 2008 - $412,002) at financial institutions, where $94,998 (December 31, 2008 - $106,262) is in excess of federally insured limit.

The Company has concentrations of credit risk with respect to accounts receivable, as large amounts of its accounts receivable are concentrated geographically in Canada, the United States and the United Kingdom amongst a small number of customers.

As of September 30, 2009, there were two customers totaling $29,637, and $23,984, who accounted for total accounts receivable greater than 10%. As of December 31, 2008, there were two customers, totaling $23,232 and $4,429 who accounted for greater than 10% of the total accounts receivable.

The Company controls credit risk through monitoring procedures and receiving prepayments of cash for services rendered.  The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable.

11.  Contingent liabilities:

The Company has a contingent liability of $2,057,990 (December 31, 2008 - $795,163) for player bonus balances. These balances are not withdrawable but can be wagered. Any winnings made on these bonus wagers are immediately withdrawable.

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

OVERVIEW

We are in the business of developing and operating a bingo based web portal designed to provide a variety of Internet based games played by individuals plus other forms of entertainment, including an online community, chat rooms, contests, sweepstakes, tournaments, and more. Using our bingo.com domain name and incorporating a variety of games and content to attract and retain a large number of subscribers, we have built one of the leading bingo-based portals on the Internet. Our website has attracted millions of visitors of which over 1,975,000 have gone through a detailed sign-up process and become registered users. The levels of Internet traffic have a direct impact on our revenues as, generally, the greater the Internet traffic, the greater the amount of gaming or advertising revenue received.

We generate revenue from players depositing funds into their account on our website and then playing games for money. An additional source of revenue comes from selling advertising on our portal to other companies who wish to advertise their products to our user demographic. We obtained a gaming license and commenced gaming operations from Curacao, Netherlands Antilles in May 2005. During the quarter ended March 31, 2009, the Company was granted two Letters of Intent by the Lotteries and Gaming Authority of Malta covering bingo (Class III) and casino games (Class I), and we commenced operations under these Maltese licenses. Subsequent to the quarter ended September 30, 2009, the Company was granted its Class I and Class III licenses for five years terms each. Both the initial Letters of Intent and the full licenses enables us to advertise our products in the United Kingdom.

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

We have made a significant investment in the development of our website, purchase of domain name, branding, marketing, and maintaining operations.  As a result we have incurred significant losses since inception, and as of September 30, 2009, had an accumulated deficit of $13,164,658.

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

During the quarter ended June 30, 2007, we launched our United Kingdom focused website, with games targeted to the United Kingdom audience and the games played in British pounds sterling. Gaming revenue from the Bingo.com website accounted for approximately 95% of our revenue for the quarter ended September 30, 2009. Moving forward we will focus our marketing on attracting additional players from the United Kingdom and other jurisdictions where Internet gambling is regulated and considered legal. In addition we will be launching in various languages and currencies.

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

Impairment of long-lived assets and long-lived assets to be disposed of:

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets". As of September 30, 2009, the only long-lived assets reported on the Company's consolidated balance sheet are equipment, intangible assets and domain name rights.  These provisions require that long-lived assets and certain identifiable recorded intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell.

RESULTS OF OPERATIONS

            Revenue

Total revenue decreased by 8% to $1,436,296 for the quarter ended September 30, 2009, from revenue of $1,560,087 for third quarter of 2008 and a decrease of 5% from revenue of $1,512,116 in the second quarter of 2009. Gaming Revenue decreased to $1,383,534 in the quarter ended September 30, 2009, a decrease of 7%, compared to Gaming Revenue of $1,487,999 in the third quarter of 2008 and a decrease of 5% from revenue of $1,460,149 in the second quarter of 2009. When measured in Pounds Sterling, presently our depositing currency, the gaming operations provided revenue of GBP852,513, an increase of 9% from gaming revenue of GBP781,948 for the third quarter of the prior year and a decrease of 11% from gaming revenue of GBP957,040 in the second quarter of 2009. The increase compared to the third quarter of 2008 and the decrease compared to the second quarter of 2009, is due to a varying levels of player deposits. We believe the decline in revenue compared to the second quarter of 2009 has been affected by the economic downturn in the United Kingdom economy. We earned advertising revenue of $52,762 in the quarter ended September 30, 2009, a 27% decrease from advertising revenue of $72,088 in the third quarter of 2008 and an increase of 2% from advertising revenue of $51,967 in the second quarter of 2009.

Cost of revenue

We recorded cost of revenue of $962,525 during the quarter ended September 30, 2009, a decrease of 5% compared to costs of $1,009,045 for the third quarter of 2008 and an increase of 1% over costs of $951,954 in the second quarter of 2009. Cost of revenue consists of bonuses granted on deposits made by players, the cost of hosting the website, payment processing fees in relation to deposits from and withdrawals to our players, software license fees, and the domain name purchase payments. The decrease in cost of revenue for the quarter ended September 30, 2009, compared to the third quarter of 2008 is due to fluctuations in the pound relation to the US Dollar. The increase compared to the second quarter of 2009, is due to the increase in costs, especially bandwidth and gaming taxation, in relation to our Maltese operation. The awarding of deposit bonuses is required both to be competitive in the increasingly competitive bingo-oriented website market and to build a large customer base as quickly as possible.

            Sales and marketing expenses

Sales and marketing expenses increased by 15% to $427,311 for the quarter ended September 30, 2009, an increase over expenses of $371,359 in the third quarter of 2008 and a decrease of 6% from expenses of $455,501 in the second quarter of 2009. Sales and marketing expenses principally include costs for signup bonuses, marketing, prizes for our players and other bonuses and incentives offered to gaming players. The increase in sales and marketing expenses for the quarter ended September 30, 2009, compared to the third quarter of 2008 is due to the increase in marketing especially our Search Engine Optimization to ensure we continue hold a top listing in all the search engines (eg Google.co.uk). In addition, we increased our marketing expenditures with affiliates to increase our traffic. This resulted in an increase in affiliates and affiliate commission. The decrease in sales and marketing expenses for the quarter ended September 30, 2009, compared to the second quarter of 2009, is due to a decrease in the affiliate advertising.

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

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our office, legal and professional fees, and other general corporate and office expenses. General and administrative expenses decreased to $126,784 for the third quarter of 2009, a decrease of 7% from costs of $135,669 for the third quarter of 2008 and a decrease of 19% from costs of $157,048 in the second quarter of 2009. The decrease in general and administrative expenses for the quarter ended September 30, 2009, compared to the third quarter of 2008, is due to a decrease in the costs of developing our social network and the decrease compared to the second quarter of 2009, is due to a decrease in legal fees incurred in the second quarter of 2009, in relation to our Maltese gaming license.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants and benefits increased by 7% to $265,265 for the quarter ended September 30, 2009, compared to salaries, wages, consultants and benefits of $248,342 in the third quarter of 2008 and an increase of 3% over salaries, wages, consultants and benefits of $257,279 in the second quarter of 2009. This increase compared to the third quarter of 2008 and the second quarter of 2009, is due to fluctuations of the Canadian Dollar in relation to the US Dollar.

Depreciation and amortization

Depreciation and amortization includes depreciation of our equipment, as well as amortization of intangible asset relating to the email list. Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years.  Depreciation and amortization increased to $18,372 during the quarter ended September 30, 2009, an increase of 27% over costs of $14,518 during the same quarter in the prior year and an increase of 6% from costs of $17,316 in the second quarter of 2009. This increase in depreciation and amortization can be explained due to the acquisition of equipment, especially computers and servers in Malta, to enable us to run the website out of Malta. The intangible asset relating to the email list was fully amortized in 2008.

Stock based Compensation

Stock based compensation decreased to $24,099 during the quarter ended September 30, 2009, a decrease of 6% over stock based compensation of $25,633 during the same quarter in the prior year and an increase of 60% from stock based compensation of $15,057 in the second quarter of 2009. The decrease in stock based compensation compared to the third quarter of 2008, is due to less stock options maturing and expiring. The increase in stock based compensation compared with the second quarter of 2009, is due to stock options granted in the second quarter of 2009.

Profit on sale of US Gaming players

Effective October 12, 2006, the Company, in response to the United States Unlawful Internet Gambling Enforcement Act, sold its United States players and related assets for $1,200,050, to an arms length third party payable by the purchaser at a variable rate over the subsequent months until fully paid. We recognize the profit from the sale of these assets as and when payment is received. During the quarter ended September 30, 2009, we collected $20,000 of the $1,200,050 due, compared to payments received of $7,500 during the same quarter in the prior year and $20,000 in the second quarter of 2009.

            Net loss and loss per share

Net loss for the three months ended September 30, 2009, amounted to $390,432, a loss of $0.01 per share, an increase of 45% compared to a net loss of $268,774, a loss of $0.01 per share for the same period in 2008 and an increase in net loss of 45% compared to a net loss of $266,702 or $0.01 per share in the second quarter of 2009. The increase in net loss for the quarter ended September 30, 2009, compared to the third quarter of 2008 and the second quarter of 2009, is primarily due to an increase in expenditures incurred from our Maltese operations.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $547,505 and working capital of $80,739 at September 30, 2009.  This compares to cash of $412,002 and working capital of $124,495 at December 31, 2008.

During the quarter ended September 30, 2009, we used cash of $332,255 from operating activities compared to using cash of $168,808 in the same period in the prior year and compared to using cash of $206,614 in the second quarter of 2009.

Our future capital requirements will depend on a number of factors, including costs associated with development and marketing of our Web portal, the success and acceptance of gaming operations and the possible acquisition of complementary businesses, products and technologies.

ITEM 4T.       Controls and Procedures

(a)        Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2009. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2009, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings

We are not currently a party to any legal proceeding, and was not a party to any other legal proceeding during the quarter ended September 30, 2009. We are currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

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

There were no unregistered sales of equity securities during the quarter ended September 30, 2009.

ITEM 3.          Defaults Upon Senior Securities

Not applicable.

ITEM 4.          Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders during the period.

ITEM 5.          Other Information

The Company did not enter any new reportable agreements during the quarter ended September 30, 2009.

During the quarter ended March 31, 2009, the Company was granted two Letters of Intent by the Lotteries and Gaming Authority of Malta, and commenced operating under that jurisdiction. Subsequent to the quarter ended September 30, 2009, the Company was granted its full license for five years. This Maltese gaming license enables us to advertise in the United Kingdom.

Subsequent to the quarter ended September 30, 2009, we changed our bingo platform provider.

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
31.1

Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 16, 2009.

31.2

Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 16, 2009.

32.1	Certification from the Chief Executive Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 16, 2009.
32.2	Certification from the Chief Financial Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 16, 2009.

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

(e) Previously filed with the Company's report on Form 8-K on December 26, 2006.

Reports on Form 8-K.

There were no Form 8-K filed during the quarter ended September 30, 2009.

Reports Subsequent to the quarter ended September 30, 2009.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 16, 2009	BINGO.COM, LTD.
(Registrant)
Date:	November 16, 2009	/S/ T.M. Williams
T. M. Williams, Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)
Date:	November 16, 2009	/S/ H. W. Bromley
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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of September 30, 2009, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ T. M.  Williams                                                     Date : November 16, 2009

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

(c)  Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of September 30, 2009, covered by this quarterly report based on such evaluation; and

(d)  Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ H. W. Bromley                                                     Date : November 16, 2009

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the "Company") on Form 10-Q for the period ended September 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, T. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        November 16, 2009

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the "Company") on Form 10-Q for the period ended September 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        November 16, 2009

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.