Form 10-K/A
period 2008-12-31
BINGO.COM LTD.
filed 2009-12-07
CIK 1318482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at of such stock on the National Association of Securities Dealers Over the Counter Bulletin Board market as of December 7, 2009, being $0.14 per share: $1,868,963.  The number of shares of the issuer's common stock outstanding on December 7, 2009, was 41,517,703. Our common stock is traded on the National Association of Securities Dealers Over-the-Counter Bulletin Board market under the symbol "BNGOF".

APPLICABLE ONLY TO CORPORATE REGISTRANTS Indicate the number of shares outstanding of the registrant's common stock, no par value per share, was 41,517,703 as of December 7, 2009.

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

EXPLANATORY NOTE

Bingo.com, Ltd. (the "Company") is filing this Amendment No. 1 on Form 10-K to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was originally filed with the US Securities and Exchange commission (the "SEC") on March 31, 2009. (the "Original Filing") The purpose of this Amendment No.1 is to respond to certain comments received from the staff of the SEC. The following sections of the Original Filing have been revised to reflect the staff's comments:

-         Audit report - This has been amended.

-         The Consolidated balance sheet - This has been amended to include the receivable for the sale of US players in the allowance for doubtful accounts

-         The Consolidated Statement of Operations - The presentation has been amended to reflect the Company service activity rather than a manufacturer of goods.

-         Item 9A Controls - to include management's assessment on internal controls.

-         Revision of the Section 302 Certifications included as Exhibit 31; Section 302 Certifications and the Section 906 Certification, included as Exhibit 32, are currently dated.

Item 7 Financial statements has been presented in full for comparative and understanding purposes.

This Amendment No.1 does not reflect events that that occurred after the filing of the Original Filing and does not modify or update the disclosure therein in any way other than as required to reflect the matters set forth above. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events or discoveries and information contained in the Original Filing and not affected by these restatements and reclassifications are unchanged. Events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company's reports filed subsequent to the Original Filing. This Form 10-K/A should be read in conjunction with the Company's filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company generated negative cash flows from operating activities during the past year. The Company has working capital of approximately $124,495 and an accumulated deficit of approximately $12,263,550 for the year ended December 31, 2008. This raises substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Dohan and Company, CPA's

Miami, Florida

March 25, 2009

BINGO.COM, LTD. and subsidiaries

Consolidated Balance Sheets

December 31,	2008	2007
Assets
Current assets:
Cash	$412,002	$744,596
Accounts receivable, less allowance for doubtful accounts $837,050 (2007 - $936,828) (Note 4)	43,239	143,186
Prepaid expenses	123,650	123,453
Total Current Assets	578,891	1,011,235

Equipment, net (Note 5)	199,367	129,568

Other assets	122,335	110,878

Domain name rights and intangible assets (Note 6)	1,257,241	1,265,068

Deferred tax asset, less valuation allowance of $278,421 (2007 - $754,719) (Note 9)	-	-

Total Assets	$2,157,834	$2,516,749

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$121,208	$170,833
Accrued liabilities	99,031	67,021
Accounts payable and accrued liabilities - related party (Note 10)	22,336	24,772
Provision for progressive jackpots	159,798	32,263
Players float	52,023	68,223
Total Current Liabilities	454,396	363,112

Commitments (Note 8)
Contingent liabilities (Notes 12, 13 and 14)

Stockholders' equity (Note 7):
Common stock, no par value, unlimited shares authorized, 36,200,203 shares issued and outstanding (December 31, 2007 - 34,025,703)	13,942,408	13,235,820
Accumulated deficit	(12,263,550)	(11,106,763)
Accumulated other comprehensive loss: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	1,703,438	2,153,637

Total Liabilities and Stockholders' Equity	$2,157,834	$2,516,749

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and subsidiaries

Consolidated Statements of Operations

Years ended December 31,	2008	2007

Advertising revenue	$275,847	$143,646
Gaming revenue	5,373,718	2,226,099
Total revenue	5,649,565	2,369,745

Operating expenses:
Cost of producing revenue	3,791,218	1,404,851
Depreciation and amortization	58,133	61,892
General and administrative	553,486	448,646
Provision for doubtful accounts	-	(107,486)
Salaries, wages, consultants and benefits	1,008,271	868,120
Stock based compensation	86,544	122,068
Selling and marketing	1,291,032	1,239,676
Total operating expenses	6,788,684	4,037,767

Loss before other income (expense) and income taxes	(1,139,119)	(1,668,022)

Other income (expense):
Foreign exchange losses	(158,133)	(19,011)
Gain on settlement of debt	65,252	101,509
Loss on disposal of equipment	(7,042)	-
Interest income	19,054	22,083
Other income	201	11,098
Profit from sale of US players and related assets (Note 3)	63,000	120,000

Loss before income taxes	(1,156,787)	(1,432,343)

Income tax expense	-	-

Net loss	$(1,156,787)	$(1,432,343)

Net loss per common share, basic and diluted (Note 2)	$(0.03)	$(0.04)

Weighted average common shares outstanding, basic and diluted (Note 2)	35,092,369	32,784,405

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

(f)    Accounts receivable:

Trade and other accounts receivable are reported at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable includes receivables from payment processors and trade receivables from customers. The Company estimates doubtful accounts on an item-by-item basis and includes over-aged accounts as part of allowance for doubtful accounts, which are generally ones that are ninety-days overdue.  Bad debt expense, for the year ended December 31, 2008, was $nil (2007 - $nil). Bad Debt recovery for the year ended December 31, 2008, was $nil (2007 - $107,486). A provision for doubtful accounts, in relation to the sale of US players (Note 3) of $837,050 (2007 - $936,828).

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

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2008 and 2007

2.   Summary of significant accounting policies (Continued):

(m)  Domain name and intangible assets:

The Company has capitalized the cost of the purchase of the domain name Bingo.com and was amortizing the cost over five years from the date of commencement of operations. In 2002, the Company suspended the amortization of the domain name cost in accordance with SFAS 142, where companies are no longer required to amortize indefinite life assets but instead test the indefinite intangible asset for impairment at least annually. The capitalized amount is based on the net present value of the minimum payments permitted under the terms of the purchase agreement. The domain name is tested for impairment by comparing the future cash flows of the domain name with its carrying value. The Company determined that as a result of level 3 unobservable inputs in accordance with SFAS 157 Fair Value Measurements, that the fair value of the domain name exceeded the carrying value and therefore no impairment existed for the years presented. The Company capitalized the cost of the email list as an intangible asset and is amortizing the cost over the life of the contract (five years).

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

3.   Sale of US players and related assets:

Effective October 12, 2006, the Company, in response to the United States Unlawful Internet Gambling Enforcement Act, sold its United States players and related assets for $1,200,050, payable by the arms-length purchaser at a variable rate over the subsequent months. There is no set period for repayment and is interest free. The Company has fully provided for the outstanding amount due. The Company will recognize the profit from the sale of these assets as and when payment is received. During the year ended December 31, 2008, the Company collected $63,000 (2007 $120,000) in payment for these assets.

Amount
Balance December 31, 2006	$1,020,050

Payments received	(120,000)

Balance December 31, 2007	900,050

Payments received	(63,000)

Balance remaining December 31, 2008	$837,050

4.    Accounts Receivable:

The accounts receivable as at December 31, 2008, is summarized as follows:

	2008	2007
Accounts receivable	$880,289	$1,080,014

Provision for doubtful accounts	-	(36,778)

Provision for the sale of US Player (Note 3)	(837,050)	(900,050)

Net accounts receivable	43,239	143,186

The Company has provided $nil (2007 - $36,778) for doubtful accounts.

5.   Equipment:

2008	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$530,650	344,644	186,006
Furniture and fixtures	17,854	9,770	8,084
Leasehold improvements	12,546	7,269	5,277
	$561,050	361,683	199,367

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the disclosure controls and procedures of the Company within 90 days prior to the date of this report, and found them to be operating efficiently and effectively to ensure that information required to be disclosed by us under the general rules and regulations promulgated under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified by rules of the SEC. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. However our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, the Company's internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

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

Date:    December 7, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.:

Signature	Title	Date

By:       /s/ T. M. Williams                      President and Chief                   December 7, 2009

T. M. Williams                          Executive Officer and

 Director (Principal

                                                 Executive Officer)

By:       /s/ H. W. Bromley                     Chief Financial Officer              December 7, 2009

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

Signed :  /s/ T. M. Williams                                                                     Date : December 7, 2009

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

Signed : /s/ H. W. Bromley                                                                   Date : December 7, 2009

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

                                                                        December 7, 2009

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

                                                                        December 7, 2009

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.