Form 10-K
period 2009-12-31
BINGO.COM LTD.
filed 2010-03-31
CIK 1318482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Or

  |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 193

For the transition period from                 to

Commission file number 333-120120-01

BINGO.COM, LTD.

(Exact name of registrant as specified in its charter)

ANGUILLA, B.W.I.	98-0206369
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Hansa Bank Building, Ground Floor, Landsome Road

AI 2640, The Valley, Anguilla, B.W.I

(Address of principal executive offices)

(264) 461-2646

(Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None

(Title of Each Class & Name of each exchange on which registered)

Securities registered under section 12(g) of the Exchange Act:

COMMON STOCK, NO PAR VALUE PER SHARE

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                                                                          Yes  [   ]        No  [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                                                                                          Yes   [   ]        No  [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                      Yes  [ X ]         No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                          [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer   [  ]                                             Accelerated filer                      [   ]

Non-accelerated filer     [  ]                                             Smaller reporting company      [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]
State issuer's revenues for its most recent fiscal year. $5,825,362

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at of such stock on the National Association of Securities Dealers Over the Counter Bulletin Board market as of March 30, 2010, being $0.18 per share: $4,638,440.  The number of shares of the issuer's common stock outstanding on March 30, 2010, was 42,877,703. Our common stock is traded on the National Association of Securities Dealers Over-the-Counter Bulletin Board market under the symbol "BNGOF".

APPLICABLE ONLY TO CORPORATE REGISTRANTS Indicate the number of shares outstanding of the registrant's common stock, no par value per share, was 42,877,703 as of March 30, 2010.

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

TABLE OF CONTENTS
		PAGE
PART I		3
ITEM 1.	DESCRIPTION OF BUSINESS	3

PART I

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties.  All statements contained herein that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing forward-looking statements may be found in the material set forth under "Business," and "Management's Discussion and Analysis or Plan of Operation," as well as in this Annual Report generally.  We generally use words such as "believes," "intends," "expects," "anticipates," "plans," and similar expressions to identify forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond our control, which could cause actual results to differ materially from this forecast or anticipated in such forward-looking statements.

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

We generate revenue from players depositing funds into their account on our website and then playing games for money. An additional source of revenue comes from selling advertising on our portal to other companies who wish to advertise their products to our user demographic. We obtained a gaming license and commenced gaming operations from Curacao, Netherlands Antilles in May 2005. The Company was granted a license by the Lotteries and Gaming Authority of Malta, and commenced operating under this Maltese license in March 2009. This license enables us to advertise in the United Kingdom.

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

We intend to build the existing business by offering a greater depth and variety of content in many different languages and currencies that we expect will hold existing subscribers as well as attract new subscribers and allow us to generate more revenue.

Subsequent to the year ended December 31, 2009, the Company entered into a formal agreement to join the Unibet partner program as a network operator of their multi-language and multi-currency bingo and casino systems.  Bingo.com players will be combined with the gaming liquidity on Unibet's popular Mariabingo.com and Bingo.se websites to create one of the largest and most international online bingo systems in operation.

References in this document to "the Company," "we," "us," and "our" refer to Bingo.com, Ltd. and our subsidiaries, which are described below.

Our executive offices are located at Hansa Bank Building, Ground Floor, Landsome Road, The Valley, AI 2640, The Valley, Anguilla, B.W.I.  Our telephone number is (264) 461-2646.

History and Corporate Structure

The Company was originally incorporated in the State of Florida on January 12, 1987.

Effective January 22, 1999, the Company acquired the use of the second level domain name bingo.com and embarked on our business strategy to become a leading online provider of bingo based games and entertainment.

Effective April 7, 2005, the shares of Bingo.com, Ltd. by way of a merger between Bingo.com, Inc. and Bingo.com, Ltd., began trading under the new ticker symbol "BNGOF".

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

On January 15, 2008, Bingo.com (Alderney) Limited was incorporated under the laws of Alderney, Channel Islands. This company was discontinued and was struck off the Alderney Company Register on August 14, 2009.

On January 21, 2008, Coral Reef Marketing Inc., was incorporated under the laws of Anguilla, British West Indies.

We also maintain a number of inactive wholly-owned subsidiaries.  These are:

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

During the year ended December 31, 2009, we made payments totaling $235,261 (2008 - $225,983) based on 4% of the preceding month's gross revenue as defined in the amended agreement. T. M. Williams, the President and Chief Executive Officer of the Company is the potential beneficiary of several discretionary trusts that hold approximately 80% of the shares of Bingo, Inc.

BUSINESS OVERVIEW

Our objective is to become the leading online provider of bingo based games and entertainment. We intend to leverage the worldwide popularity of bingo with the growth of the Internet to become the premier bingo portal.

We are in the business of operating an entertainment and service based website which provides a variety of games, both free and for money. We have focused our website around our core competency of bingo, slots and other related soft games but have also included other forms of entertainment which are appreciated by our demographic. This enhanced content currently includes chat rooms, and communities and will be continually developed to build customer loyalty. We are attempting to create a value-based website, complete with online services and an extensive database of registered players.

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

On September 30, 2006, the United States Senate passed the Unlawful Internet Gambling Enforcement Act 2006 ("UIGEA"), which was signed into law by President Bush, on October 13, 2006. The legislation aimed to prohibit the funding of illegal online gambling to United States citizens and residents. Effective October 12, 2006, in response to the UIGEA we sold our United States player database and related assets to an unrelated company. The asset disposition included the registered online gaming players, the gaming servers, and the complete database of real money players. The asset disposition price was $1,200,050 payable at a variable rate over the subsequent period until fully paid.  As at December 31, 2009, $425,500 (2008 $363,000) of the $1,200,050 had been paid.

During the quarter ended June 30, 2007, we launched our United Kingdom focused website, with games targeted to the United Kingdom audience and the games played in British pounds sterling. Gaming revenue from the Bingo.com website accounted for approximately 97% of our revenue for the year ended December 31, 2009. Moving forward we will focus our marketing on attracting additional players from jurisdictions such as the United Kingdom where Internet gambling is regulated and considered legal.

Subsequent to the year ended December 31, 2009, the Company entered into a formal agreement to join the Unibet partner program as a network operator of their multi-language and multi-currency bingo and casino systems.  Bingo.com players will be combined with the gaming liquidity on Unibet's popular Mariabingo.com and Bingo.se websites to create one of the largest and most international online bingo systems in operation.

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

We have in the past used the appeal of the bingo.com domain name to sell advertising on the free section of the website, which was our primary revenue source. During the quarter ended June 30, 2005, we commenced offering traditional bingo and other pay-for-play games to our players, which replaced advertising as our main source of revenue. Advertising revenue from the bingo.com website accounted for approximately 3% of our revenue for the year ended December 31, 2009. Although many of our games are free to play, players are required to register to receive points and to win prizes and to access certain features on the site. All registration information is stored in online databases. We intend to continue to build awareness of, and drive traffic to, bingo.com through a marketing program consisting of various elements such as strategic alliances and online and off-line advertising, in order to strengthen our search engine rankings and rebuild our advertising revenue stream.

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

We believe that our future success will be dependent on a number of factors.  These include focusing on providing premium online bingo games and bingo related entertainment.  We also believe that the continued development of a personalized community atmosphere on the website will encourage lengthy site visits by users.  We believe the nature of our website content and our player base will allow us to establish a large detailed database of registered players, which is a critical factor in attracting online players.

BUSINESS STRATEGY

Our objective is to become the premier online destination for web-based bingo entertainment and a leading entertainment destination on the Internet. We are pursuing this objective through the following strategies:

Revenue streams

In 2009, we generated 97% of our revenue from gaming revenue and 3% of our revenue from advertising revenue. We earned these revenues from our portal through a variety of ways, such as the following:

-     Offering bingo and other similar games, such as slots, for money to our players.

-     Banner and button advertisements on our website;

-     Sponsorships of email newsletters or parts of our site;

-     Exchanging links with other websites.

Throughout 2009 we were focused primarily on increasing our gaming revenue at the expense of our advertising revenue. During the year ended December 31, 2005, we suspended the majority of the sale of advertising and focused entirely on the gaming revenue component of the business.  With the passing of the United States Unlawful Internet Gambling Act in October of 2006, we again began to serve advertising on our website.

Advertising revenue calculations are based on click-throughs, percentage of sales transactions, or other methods depending on the details of the agreements. The majority of the advertising revenue earned in 2009 was calculated on a Cost Per Acquisition ("CPA") basis.

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

OPERATIONS

Employees

As of December 31, 2009, we had fourteen full-time employees, not including temporary personnel, consultants, and independent contractors. We retain consultants to provide special expertise in developing strategy, marketing, software and technologies and outsource our development resources. We outsource our customer support, including in-game chat, email and phone support, to an established support company. None of our employees is represented by a labor union, and we believe that our relationship with our employees is good.

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

            Competition

We face competition primarily from other large bingo focused websites, e.g. Gala Bingo, Mecca Bingo, Jackpot joy, Sun Bingo and Foxy Bingo. We will continue to compete with these large sites as well as many other smaller offerings, and there can be no assurances that we will be successful in attracting users from these sites or generating new users from the overall bingo community that are not yet focused on playing bingo online.

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

We are presently focused on obtaining players from the United Kingdom market and therefore are subject to the Gambling Laws of the United Kingdom.  These laws include restrictions on marketing to UK residents. As a result, a broad spectrum of our business may be affected, including how and what we market and where our gaming license and servers must be located. As we look to expand into other markets, it is likely we will be subject to further local laws and regulations which may require other changes to the way we operate our games and website.

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

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

At the end of fiscal 2009, our equipment was located in Curacao, Netherlands Antilles, Malta and Canada.

AVAILABLE INFORMATION

The Company makes available through the Corporate Bingo.com section of its internet website at http://www.bingo.com/online/corp/corporate its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Press Releases and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission.

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

ITEM 2. PROPERTIES.

Our executive office is located in The Valley, Anguilla, British West Indies. We commenced the lease agreement on October 1, 2005, for a period of three years. The monthly rental is $250.

Our primary administrative and development facility is located in leased space in Vancouver, British Columbia.  This facility comprises approximately 2,480 square feet.  We entered into this lease on September 30, 2005, for a term of sixty months and ending September 30, 2010. The monthly rental is approximately $6,188.

During the year ended December 31, 2007, we opened a sales and marketing office in London, United Kingdom, where we rent space on a monthly basis for GBP1,500 Pounds Sterling per month from a current director of the Company.

We believe that these facilities will be adequate to meet our requirements for the near future and that suitable additional space will be available if needed. Other than described above, neither we, nor any of our subsidiaries presently own or lease any other property or real estate.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings and were not a party to any other legal proceeding, during the fiscal year ended December 31, 2009. We are currently not aware of any legal proceedings proposed to be initiated against us. However, from time-to-time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HIOLDERS.

We held our Annual Meeting of Stockholders in Vancouver on June 10, 2009, all matters were unanimously approved. There were no submissions of matters to a vote of security holders during the third and fourth quarter of 2009.

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

Quarter Ended	High (1)	Low (1)
December 31, 2009	$0.22	$0.12
September 30, 2009	$0.20	$0.15
June 30, 2009	$0.18	$0.06
March 31, 2009	$0.14	$0.04
December 31, 2008	$0.17	$0.08
September 30, 2008	$0.35	$0.13
June 30, 2008	$0.35	$0.27
March 31, 2008	$0.40	$0.33

1.             Prices as per Yahoo! TM Finance

On March 30, 2010, the last reported sale price of our common stock, as reported by the OTCBB, was $0.18 per share.

As of March 30, 2010, we believe there are approximately 1,845 shareholders (including nominees and brokers holding street accounts) of our shares of common stock.

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

Recent Sales of Unregistered Securities

On February 9, 2009, we issued 3,500,000 common shares at $0.15 per share to four subscribers. These shares were issued under Regulation S. None of the subscribers who received shares under Regulation S are U.S. Persons as defined in Rule 902(k) of Regulation S, and no sales efforts were conducted in the U.S., in accordance with Rule 903(c).  The subscribers to the offering under Regulation S acknowledged that the securities purchased must come to rest outside the U.S., and the certificates will contain a legend restricting the sale of such securities until the Regulation S holding period is satisfied.

On May 6, 2009, we issued 1,500,000 common shares at $0.15 per share to two subscribers. These shares were issued under Regulation S. None of the subscribers who received shares under Regulation S are U.S. Persons as defined in Rule 902(k) of Regulation S, and no sales efforts were conducted in the U.S., in accordance with Rule 903(c).  The subscribers to the offering under Regulation S acknowledged that the securities purchased must come to rest outside the U.S., and the certificates will contain a legend restricting the sale of such securities until the Regulation S holding period is satisfied.

On December 10, 2009, we closed an offer of 1,360,000 common shares at $0.15 per share to four subscribers. These shares were issued after the year ended December 31, 2009. These shares were issued under Regulation S. None of the subscribers who received shares under Regulation S are U.S. Persons as defined in Rule 902(k) of Regulation S, and no sales efforts were conducted in the U.S., in accordance with Rule 903(c).  The subscribers to the offering under Regulation S acknowledged that the securities purchased must come to rest outside the U.S., and the certificates will contain a legend restricting the sale of such securities until the Regulation S holding period is satisfied.

Securities authorized for issuance under equity compensation plans.

We have reserved a total of 1,895,000 common shares for issuance under our 1999 stock option plan.  Pursuant to this plan we have nil stock purchase options (2008 - 986,500) outstanding at December 31, 2009. During the year ended December 31, 2009, there were 150,000 options exercised and 836,500 options expired, issued under the 1999 plan.

We have reserved a total of 5,424,726 common shares for issuance pursuant to grants under the 2001 stock option plan.  Pursuant to this plan we have 1,835,000 stock purchase options (2008 - 2,083,500) outstanding as at December 31, 2009. 1,685,000 of the stock options outstanding at December 31, 2009, were granted with vesting provisions as to 10% vesting at the grant date, an additional 15% vesting one year following the date of grant and an additional 2% vesting per month thereafter. During the year ended December 31, 2009, 167,500 options issued under the 2001 plan were exercised and 1,106,000 options issued under the 2001 plan expired unexercised.

We have reserved a total of 2,000,000 common shares for issuance under our 2005 stock option plan.  Pursuant to this plan we have 1,883,442 stock purchase options (2008 - 1,925,942) outstanding at December 31, 2009. 1,546,250 of the stock options outstanding at December 31, 2009, were granted with vesting provisions as to 10% vesting at the grant date, an additional 15% vesting one year following the date of grant and an additional 2% vesting per month thereafter. During the year ended December 31, 2009, there were no stock options, issued under the 2005 plan, exercised, however 42,500 stock options issued under the 2005 plan expired unexercised.

The 1999 and 2001 plans were approved in 2001 by our shareholders and the 2005 plan was approved by our shareholders in 2005.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,718,442	$0.38	3,402,334
Equity compensation plans not approved by security holders	0	0	0
Total	3,718,442	$0.38	3,402,334

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

Ninety-seven percent of our revenue in 2009 was derived from gaming revenues and three percent from the sale of Internet advertising. We expect that in the future, gaming revenue, focused on bingo, will continue to contribute the majority of our total revenue.

We have made a significant investment in the development of our website, purchase of domain name, branding, marketing, and maintaining operations.  As a result we have incurred significant losses since inception, and as of December 31, 2009, had an accumulated deficit of $13,451,601.

Moving forward, we will continue to control operating costs and expansion costs with the objective to operate profitably and efficiently.

The consolidated statement of operations data for the years ended December 31, 2009, and 2008, and the consolidated balance sheet data as of December 31, 2009, and 2008, are derived from our audited consolidated financial statements included in Item 7 of this report, which have been audited by Davidson and Company LLP, independent auditors. The consolidated statement of operations data for the years ended December 31, 2007, 2006, and 2005 and the consolidated balance sheet data as of December 31, 2007, 2006, and 2005, are derived from audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of results to be expected in any future period.

Consolidated Statement of Operations Data:

		Year Ended December 31,
	2009	2008	2007	2006	2005

Revenue
Advertising revenue	$195,833	$275,847	$143,646	$149,696	$1,386,479
Gaming revenue	5,629,529	5,373,718	2,226,099	2,393,765	594,582
Total revenue	5,825,362	5,649,565	2,369,745	2,543,461	1,981,061

Cost of producing revenue	(3,836,527)	(3,791,218)	(1,404,851)	(842,724)	(485,419)
Operating expenses excluding interest and other income (expenses)	(3,163,472)	(3,034,389)	(2,430,418)	(2,042,697)	(1,397,417)
Interest and other income	1,740	19,255	33,181	28,124	22,565
Income tax expense	(15,154)	-	-	-	-
Net (loss) income	(1,188,051)	$(1,156,787)	$(1,432,343)	$(313,836)	$120,790

Basic and diluted net (loss) income per share	$(0.03)	$(0.03)	$(0.04)	$(0.01)	$0.00
Weighted average common shares Outstanding	40,494,148	35,092,369	32,784,405	27,275,700	26,066,441

		Year Ended December 31,
	2009	2008	2007	2006	2005
Consolidated Balance Sheet Data:
Cash	$557,251	$412,002	$744,596	$521,203	$1,071,088
Total assets	2,269,478	2,157,834	2,516,749	2,359,587	2,738,652
Total liabilities	693,345	454,396	363,112	434,576	767,775
Long term obligations	-	-	-	1,457	9,403
Total stockholders' equity (deficit)	1,576,133	1,703,438	2,153,637	1,925,011	1,970,877
Working capital (deficit)	(19,801)	124,495	648,123	475,824	581,855

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

		Three Months Ended
	December 31, 2009	September 30 2009	June 30 2009	March 31 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Advertising revenue	$51,206	52,762	51,967	39,898
Gaming revenue	1,501,114	1,383,534	1,460,149	1,284,732
Total Revenue	1,552,320	1,436,296	1,512,116	1,324,630

Cost of producing revenue	1,051,699	962,525	951,954	870,349
Operating expenses and other (income) / expenses	774,676	864,202	824,599	698,255
Loss before income taxes	(274,055)	(390,431)	(264,437)	(243,974)
Income tax expense	(12,888)	(1)	(2,265)	-
Net loss	$(286,943)	(390,432)	(266,702)	(243,974)
Basic and diluted net loss per share	$(0.01)	(0.01)	(0.01)	(0.01)
Weighted average common shares, basic and diluted	41,517,703	41,449,225	40,785,423	38,177,036

		Three Months Ended
	December 31, 2008	September 30 2008	June 30 2008	March 31 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Advertising revenue	$41,465	72,088	78,417	83,877
Gaming revenue	1,287,808	1,487,999	1,337,441	1,260,470
Total Revenue	1,329,273	1,560,087	1,415,858	1,344,347

Cost of producing revenue	917,916	1,009,045	925,293	938,964
Operating expenses and other (income) / expenses	801,639	819,816	725,753	667,926
Income tax expense	-	-	-	-
Net loss	$(390,282)	(268,774)	(235,188)	(262,543)
Basic and diluted net loss per share	$(0.01)	(0.01)	(0.01)	(0.01)
Weighted average common shares, basic and diluted	36,200,203	36,200,203	35,029,873	34,034,857

Our financial statements and related schedules are described under "Item 7. Financial Statements".

RESULTS OF OPERATIONS

Years Ended December 31, 2009 and 2008

            Revenue

Total revenue increased to $5,825,362 for the year ended December 31, 2009, an increase of 3% over revenue of $5,649,565 for the same period in the prior year. Gaming revenue increased to $5,629,529 for the year ended December 31, 2009, an increase of 5% over gaming revenue of $5,373,718 for the same period in the prior year. When measured in Pounds Sterling, presently our depositing currency, the gaming operations provided revenue of GBP3,635,229 Pounds Sterling for the year ended December 31, 2009, an increase of 25% from gaming revenue of GBP2,915,893 Pounds Sterlingfor the same period in the prior year. This increase compared to the prior year is due to an increase in the player base. This increase in gaming revenue is offset by a weakness of the Pound Sterling in relation to the US Dollar. Advertising Revenue decreased to $195,833 for the year ended December 31, 2009, a decrease of 29% over revenue of $275,847 for the same period in the prior year.

            Cost of producing revenue

We recorded cost of producing revenue of $3,836,527 during the year ended December 31, 2009, an increase of 1% compared to costs of $3,791,218 for the same period in the prior year.

Cost of revenue consists of bonuses granted on deposits made by players, the cost of hosting the website, payment processing fees in relation to deposits from and withdrawals to our players, software license fees, gaming taxation and the domain name purchase payments. This increase in the cost of revenue in 2009 is due to the increase in our player base, plus the awarding of deposit bonuses required both to be competitive with other bingo-oriented websites and to build a large customer base as quickly as possible.

            Sales and marketing expenses

Sales and marketing expenses increased to $1,617,542 for the year ended December 31, 2009, an increase of 25% over sales and marketing expenses of $1,291,032 in the prior year. Sales and marketing expenses principally include costs for signup bonuses, marketing, affiliate promotions, prizes for our players and other bonuses and incentives offered to gaming players. The increase in sales and marketing expenses for the year ended December 31, 2009, compared to fiscal 2008 is due to the increase in marketing especially our Search Engine Optimization to ensure we continue hold a top listing in all the search engines (e.g. Google.com). In addition, we increased our marketing expenditures with affiliates to increase our traffic. This resulted in an increase in affiliates and affiliate commission.

We expect to continue to incur sales and marketing expenses to increase traffic from the increasingly more competitive United Kingdom market and other selected markets and, consequently, deposits to our web portal. These costs will include bonuses and incentives, affiliate commissions, salaries, advertising, and other promotional expenses intended to increase our subscriber base and improve gaming revenue. There can be no assurances that these expenditures will result in increased traffic or significant additional revenue.

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our office, legal and professional fees, and other general corporate and office expenses. General and administrative expenses decreased to $518,959 for the year ended December 31, 2009, a 6% decrease over costs of $553,486 for the previous year. General and administrative expenses have decreased in comparison to the prior year due to a strengthening of the US dollar in relation to the Canadian dollar for the majority of 2009 and a decline in website site design costs, especially social networking. This decrease in cost is offset by an increase in legal fees in relation to our Maltese gaming license.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants and benefits increased to $1,027,929 during the year ended December 31, 2009, an increase of 2% over costs of $1,008,271 for the previous year. This increase is due to the recruitment of additional staff in order to run the expanded business and regular increases in the rates of pay.

Depreciation and amortization

Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years.  Depreciation increased to $73,122 during the year ended December 31, 2009, an increase of 26% over depreciation of $58,133 during the prior year. This increase in depreciation and amortization can be explained due to the acquisition of equipment, especially computers and servers, to enable us to run the expanded business and for the launch of the website from Malta in 2009.

Stock based Compensation

During the year ended December 31, 2006, the Company adopted ASC 718, Compensation-Stock Compensation (previously SFAS 123R Share based payments), which requires us to expense stock options granted. Stock based compensation decreased to $63,677 during the year ended December 31, 2009, a decrease over stock based compensation of $86,544 during the prior year. This decrease in stock based compensation is due to the expiry of stock options granted in previous years.

Profit on sale of US Gaming players

Effective October 12, 2006, the Company, in response to the United States Unlawful Internet Gambling Enforcement Act, sold its United States players and related assets for $1,200,050, to an arms length third party payable by the purchaser at a variable rate over the subsequent months until fully paid. We recognize the profit from the sale of these assets as and when payment is received. During the year ended December 31, 2009, we collected $62,500 (2008 - $63,000) of the $1,200,050 due. As at December 31, 2009, $774,550 is still outstanding.

Other income and expenses

During the year ended December 31, 2009, we made gains of $45,069 (2007 - $65,252) from the settlement of debts with creditors.

During the year ended December 31, 2009, we made foreign exchange profits of $37,428 compared to foreign exchange losses of $158,133 in the prior year. These profits are due to the strength of the US Dollar compared to the weakness of the Pound Sterling and the Canadian Dollar.

During the year ended December 31, 2009, we received interest income of $1,721, a decrease compared to interest income of $19,054 in the prior year. The interest income is received from bank term deposits from investing our cash. The decrease in interest income is due to lower cash balances as a result of continuing operations and lower interest rates.

            Income taxes

The Company incurred income tax expense of $15,154, in relation to profits earned in its subsidiaries in different jurisdictions. No income taxes were payable in 2008, as a result of the operating losses recorded in previous years. During the year ended December 31, 2005, the Bingo.com, Inc. merged with its subsidiary Bingo.com, Ltd. in Anguilla, British West Indies. Anguilla is a zero tax jurisdiction and therefore accordingly, we have not booked an income tax benefit at December 31, 2009 and 2008.

            Net loss and loss per share

We ended the year ended December 31, 2009, with a net loss of ($1,188,051), a basic and diluted loss per share of ($0.03), compared to prior year's net loss and loss per share of ($1,156,787), and ($0.03), respectively. This increase in net loss compared to the prior year is due to an increase in Sales and marketing expenses to compete in the increasingly competitive United Kingdom market. In addition, despite the increase in revenue, when measured in Pounds Sterling, the Company has been affected by the weakness of the Pound Sterling in relation to the US Dollar.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $557,251 and negative working capital of $19,801 at December 31, 2009. This compares to cash of $412,002 and positive working capital of $124,495 at December 31, 2008. During the year ended December 31, 2009, we completed three private placement offerings of a total of 6.36 million units at $0.15 per unit.  Total proceeds of the offerings were $954,000.

During the year ended December 31, 2009, we used cash of $837,865 in operating activities compared to using cash of $877,172 in the prior year.

Net cash generated by financing activities was $985,750 in the year ended December 31, 2009, which compares to cash generated by financing activity of $608,725 in 2008. This increase in cash generated by financing activity is due to the cash raised in the private placements during the year ended December 31, 2009 compared to the year ended December 31, 2008.

We used cash of $2,636 in investing activities in 2009, compared to cash used of $64,147 in the prior year. This decrease in cash used in investing activities is due to the acquisition of equipment in 2008, especially servers required for operating the expanded business and our launch of the website in Malta in 2009. In addition, we collected $62,500 from the sale of US players during the year ended December 31, 2009, compared to $63,000 in the prior year.

Our future capital requirements will depend on a number of factors, including costs associated with development and marketing of our Web portal, the success and acceptance of gaming operations and the possible acquisition of complementary businesses, products and technologies.

            Off Balance Sheet Arrangements

We did not have any Off Balance sheet arrangements for the year ended December 31, 2009 and 2008.

AUDIT COMMITTEE

Our audit committee consists of three directors and reports to the Board of Directors. The audit committee meets regularly throughout the year and met with the independent auditors on March 29, 2010, and approved the financials statements for the year ended December 31, 2009.

ITEM 7. FINANCIAL STATEMENTS.

BINGO.COM, LTD. and subsidiaries

Consolidated Financial Statements

Years ended December 31, 2009 and 2008

Davidson & Company LLP                                                                                      1200 - 609 Granville Street

Chartered Accountants                                                                                             P.O. Box 10372, Pacific Centre

                                                                                                                                   Vancouver, BC

                                                                                                                                    Canada, V7Y 1G6

                                                                                                                                   Telephone       (604) 687-0947

                                                                                                                                    Facsimile        (604) 687-6172

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Bingo.com, Ltd. and subsidiaries

We have audited the accompanying consolidated balance sheet of Bingo.com, Ltd. and subsidiaries as of December 31, 2009, and the related consolidated statement of operations, stockholders' equity, and cash flows for the year ended December 31, 2009. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company generated negative cash flows from operating activities during the past year. The Company has a working capital deficiency of approximately $19,801 and an accumulated deficit of approximately $13,451,601 for the year ended December 31, 2009. This raises substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                                          "DAVIDSON & COMPANY LLP"

Vancouver, Canada	Chartered Accountants

March 29, 2010

Dohan and Company                                                                                                 7700 North Kendall Drive, #200

Certified Public Accountants                                                                                     Miami, Florida 33156-7578

A Professional Association                                                                                        Telephone       (305) 274-1366

                                                                                                                                    Facsimile         (305) 274-1368

                                                                                                                                    Email               info@uscpa.com

                                                                                                                                    Internet           www.uscpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Bingo.com, Ltd. and Subsidiaries

The Valley, Anguilla, B.W.I.

We have audited the accompanying consolidated balance sheet of Bingo.com, Ltd. and Subsidiaries as of December 31, 2008, and the related consolidated statement of operations, stockholders equity and cash flows for the year then ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bingo.com, Ltd. and Subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Dohan and Company, CPA's

Miami, Florida

March 25, 2009

BINGO.COM, LTD. and subsidiaries

Consolidated Balance Sheets

As at December 31,	2009	2008
Assets
Current assets:
Cash	$557,251	$412,002
Accounts receivable, less allowance for doubtful accounts $774,550 (2008 - $837,050) (Note 4)	43,523	43,239
Prepaid expenses	72,770	123,650
Total Current Assets	673,544	578,891

Equipment, net (Note 5)	190,141	199,367

Other assets	148,552	122,335

Domain name rights and intangible assets (Note 6)	1,257,241	1,257,241

Deferred tax asset, less valuation allowance of $148,023 (2008 - $275,926) (Note 9)	-	-

Total Assets	$2,269,478	$2,157,834

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$89,419	$121,208
Accrued liabilities	132,112	99,031
Accounts payable and accrued liabilities - related party (Note 10)	69,318	22,336
Provision for progressive jackpots	304,683	159,798
Players float	97,813	52,023
Total Current Liabilities	693,345	454,396

Commitments (Note 8)
Contingent liabilities (Note 14)
Subsequent event (Note 15)

Stockholders' equity (Note 7):
Common stock, no par value, unlimited shares authorized, 41,517,703 shares issued and outstanding (December 31, 2008 - 36,200,203)	14,799,154	13,942,408
Subscriptions received in advance	204,000	-
Accumulated deficit	(13,451,601)	(12,263,550)
Accumulated other comprehensive loss: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	1,576,133	1,703,438

Total Liabilities and Stockholders' Equity	$2,269,478	$2,157,834

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and subsidiaries

Consolidated Statements of Operations

Years ended December 31,	2009	2008

Advertising revenue	$195,833	$275,847
Gaming revenue	5,629,529	5,373,718
Total revenue	5,825,362	5,649,565

Operating expenses:
Cost of producing revenue	3,836,527	3,791,218
Depreciation and amortization	73,122	58,133
Directors fees	6,000	-
General and administrative	518,959	553,486
Salaries, wages, consultants and benefits	1,027,929	1,008,271
Stock based compensation	63,677	86,544
Selling and marketing	1,617,542	1,291,032
Total operating expenses	7,143,756	6,788,684

Loss before other income (expense) and income taxes	(1,318,394)	(1,139,119)

Other income (expense):
Foreign exchange gain (loss)	37,428	(158,133)
Gain on settlement of debt	45,069	65,252
Loss on disposal of equipment	(1,240)	(7,042)
Interest income	1,721	19,054
Other income	19	201
Profit from sale of US players and related assets (Note 3)	62,500	63,000

Loss before income taxes	(1,172,897)	(1,156,787)

Income tax expense	(15,154)	-

Net loss	$(1,188,051)	$(1,156,787)

Net loss per common share, basic and diluted (Note 2)	$(0.03)	$(0.03)

Weighted average common shares outstanding, basic and diluted (Note 2)	40,494,148	35,092,369

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and subsidiaries

Consolidated Statements of Stockholders' Equity

Years ended December 31, 2009 and 2008

Common stock				Accumulated Other Comprehensive loss
Shares	Amount	Subscription shares	Accumulated (Deficit)	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2007	34,025,703	$13,235,820	$ -	$(11,106,763)	$ 24,580	$2,153,637

Private placement	2,000,000	600,000	-	-	-	600,000

Exercise of stock options	174,500	8,725	-	-	-	8,725

Stock-based compensation	-	86,544	-	-	-	86,544

Issuance of consultant stock options	-	11,319	-	-	-	11,319

Net loss	-	-	-	(1,156,787)	-	(1,156,787)
Balance, December 31, 2008	36,200,203	13,942,408	-	(12,263,550)	24,580	1,703,438

Private placement	5,000,000	750,000	-	-	-	750,000

Exercise of stock options	317,500	31,750	-	-	-	31,750

Stock-based compensation	-	63,677	-	-	-	63,677

Subscriptions received in advance	-	-	204,000	-	-	204,000

Issuance of consultant stock options	-	11,319	-	-	-	11,319

Net loss	-	-	-	(1,188,051)	-	(1,188,051)
Balance, December 31, 2009	41,517,703	$14,799,154	$204,000	$(13,451,601)	$ 24,580	$1,576,133

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31,	2009	2008
Cash flows from operating activities:
Net loss	$(1,188,051)	$(1,156,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	73,122	58,133
Gain on settlement of debt	(45,069)	(65,252)
Loss on disposal of equipment	1,240	7,042
Stock-based compensation	63,677	86,544
Issuance of consultant stock options	11,319	11,319
Profit from the sale of US players and related assets	(62,500)	(63,000)
Changes in operating assets and liabilities:
Accounts receivable	(284)	99,947
Prepaid expenses	50,880	(197)
Other assets	(26,217)	(11,457)
Accounts payable and accrued liabilities	93,343	45,201
Provision for progressive jackpots	144,885	127,535
Players float	45,790	(16,200)
Net cash used in operating activities	(837,865)	(877,172)

Cash flows from investing activities:
Acquisition of equipment	(65,550)	(127,147)
Proceeds from sale of US players and related assets	62,500	63,000
Proceeds on disposal of equipment	414	-
Net cash used in investing activities	(2,636)	(64,147)

Cash flows from financing activities:
Exercise of stock options	31,750	8,725
Private placement	750,000	600,000
Subscriptions received in advance	204,000	-
Net cash provided by financing activities	985,750	608,725

Change in cash	145,249	(332,594)

Cash, beginning of year	412,002	744,596
Cash, end of year	$557,251	$412,002

Supplementary information:
Interest paid	$-	$-
Income taxes paid	$2,301	$-

Non-cash financing activity	$-	$-
Non-cash investing activity	$-	$-

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2009 and 2008

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

Continuing operations

These consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses from operations for the year ended December 31, 2009 and 2008, and has an accumulated deficit of $13,451,601 as at December 31, 2009.

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

Years ended December 31, 2009 and 2008

2.         Summary of significant accounting policies:

(a)     Basis of presentation:

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial statements include the accounts of the Company's wholly-owned subsidiaries, English Bay Office Management Limited (registered in British Columbia, Canada), Bingo.com N.V. (registered in Curacao, Netherlands Antilles), Bingo.com (Alderney) Limited (registered in Alderney, Channel Islands), Coral Reef Marketing Inc. (registered in Anguilla), Bingo.com (Antigua) Inc., Bingo.com (Wyoming) Inc., Bingo Acquisition Corp, Bingo.com Services Limited (registered in the Untied Kingdom) and the 99% owned subsidiaries, Bingo.com (UK) plc. (registered in the Untied Kingdom) and Bingo.com Operations Limited (registered in Malta). On August 14, 2009, Bingo.com (Alderney) Limited was discontinued and struck off the Alderney Company register. All inter-company balances and transactions have been eliminated in the consolidated financial statements.

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

(d)   Foreign currency:

The consolidated financial statements are presented in United States dollars, the functional currency of the Company. The Company accounts for foreign currency transactions and translation of foreign currency financial statements under Statement ASC 830, Foreign Currency Matters. Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at the transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2009 and 2008

2.      Summary of significant accounting policies (Continued):

(d)  Foreign currency: (Continued)

Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date.

Gains and losses from restatement of foreign currency monetary and non-monetary assets and liabilities are included in income. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in earnings.

(e)   Cash and cash equivalents

Cash and cash equivalents include cash on hand and, on occasion, short term investments. The Company considers all highly liquid instruments purchased with a remaining maturity of less than three months at the time of purchase as cash equivalents. As at December 31, 2009 and 2008, the Company had no cash equivalents.

(f)    Accounts receivable:

Trade and other accounts receivable are reported at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable includes receivables from payment processors and trade receivables from customers. The Company estimates doubtful accounts on an item-by-item basis and includes over-aged accounts as part of allowance for doubtful accounts, which are generally ones that are ninety-days overdue.  Bad debt expense, for the year ended December 31, 2009, was $nil (2008 - $nil). A provision for doubtful accounts in relation to the sale of US players (Note 3) of $774,550 (2008 - $837,050) has been allowed for in these financial statements.

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

(h)  Advertising:

The Company expenses the cost of advertising in the period in which the advertising space or airtime is used. Advertising costs charged to selling and marketing expenses in 2009 totaled $201,999 (2008 - $79,833).

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2009 and 2008

2.   Summary of significant accounting policies (Continued):

 (i)  Stock-based compensation:

Effective January 1, 2006, the Company adopted ASC 718, Compensation-Stock Compensation (previously SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)")). ASC 718 requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award.

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2009	2008
Expected dividend yield	-	-
Expected stock price volatility	25 - 81%	25 - 81%
Weighted average volatility	63%	60%
Risk-free interest rate	2.82 - 4.52%	3.36 - 4.52%
Expected life of options	2.5 - 5 years	2.5 - 5 years
Forfeiture rate	7%	-

(j)   Impairment of long-lived assets and long-lived assets to be disposed of:

The Company accounts for long-lived assets in accordance with the provisions of ASC 360, Property, Plant and Equipment (previously SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets") and ASC 350, Intangibles-Goodwill and Others (previously SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets"). During the years presented, the only long-lived assets reported on the Company's consolidated balance sheet are equipment, and domain name rights.  These provisions require that long-lived assets and certain identifiable recorded intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.

If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell.

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

Years ended December 31, 2009 and 2008

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

(l)     Net (loss) income per share:

ASC 260, "Earnings Per Share" (previously Statement of Financial Accounting Standards No. 128, "Earnings per Share"), requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if outstanding options or warrants were exercised and converted into common stock. In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period.

Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The earnings per share data for the year ended December 31, 2009 and 2008 are summarized as follows:

	2009	2008
Net loss for the year - as reported	$(1,188,051)	$(1,156,787)

Basic earnings per share weighted average number of common shares outstanding	40,494,148	35,092,369

Effect of dilutive securities
Stock Options	-	-

Diluted earnings per share weighted average number of common shares outstanding	40,494,148	35,092,369

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2009 and 2008

2.   Summary of significant accounting policies (Continued):

(m)  Domain name and intangible assets:

The Company has capitalized the cost of the purchase of the domain name Bingo.com and was amortizing the cost over five years from the date of commencement of operations. In 2002, the Company suspended the amortization of the domain name cost in accordance with ASC 350, where companies are no longer required to amortize indefinite life assets but instead test the indefinite intangible asset for impairment at least annually. The capitalized amount is based on the net present value of the minimum payments permitted under the terms of the purchase agreement. The domain name is tested for impairment by comparing the future cash flows of the domain name with its carrying value. The Company determined that as a result of level 3 unobservable inputs in accordance with ASC 820, Fair Value Measurements and Disclosures, that the fair value of the domain name exceeded the carrying value and therefore no impairment existed for the years presented. The Company capitalized the cost of the email list as an intangible asset and is amortizing the cost over the life of the contract (five years). This was fully amortized in the year ended December 31, 2008.

(n)  New accounting pronouncements:

In June 2009, the FASB approved ASU 2009-01 or Statement of Financial Accounting Standards No. 168 now ASC 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, the FASB Accounting Standards Codification (the "ASC") as the single source of authoritative nongovernmental generally accepted accounting principles ("GAAP"). All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission ("SEC"), have been superseded by the ASC. All other non-grandfathered, non-SEC accounting literature not included in the ASC has become nonauthoritative. The ASC did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The ASC is effective for interim or annual periods ending after September 15, 2009, and impacts the Company's financial statements as all future references to authoritative accounting literature will be referenced in accordance with the ASC. There have been no changes to the content of the Company's financial statements or disclosures as a result of implementing the ASC during the year ended December 31, 2009.

In December 2007 the FASB issued Statement ASC 805 (Previously No. 141(R)) "Business Combinations" ("ASC 805"). ASC 805 requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2009 and 2008

2.   Summary of significant accounting policies (Continued):

(n)  New accounting pronouncements: (Continued)

nature and financial effect of the business combination. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The impact of ASC 805 on the consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

In December 2007, the FASB issued ASC 810 "Consolidation" (previously SFAS No. 160. "Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51") ("ASC 810"). ASC 810 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC 810 is effective for fiscal years beginning on or after December 15, 2008. The adoption of this standard has had no impact on these financial statements.

In March 2008, the FASB issued ASC 815 (Previously SFAS No. 161), "Disclosures about Derivative Instruments and Hedging Activities" ("ASC 815"). ASC 815 requires qualitative, quantitative, and credit-risk disclosures. ASC 815 requires enhanced disclosures about an entity's derivative and hedging activity. Entities are required to provide enhanced disclosures about how and why they use derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. ASC 815 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of this standard has had no impact on these financial statements.

In April 2008, the FASB issued ASC 350 - Intangibles-Goodwill and Other (previously FSP FAS 142-3, Determination of the Useful Life of Intangible Assets or FSP FAS 142-3). ASC 350 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the intangible asset. We do not believe that implementation of this standard will have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued ASC 320-10-65, formerly FASB Staff Position FAS 115-2, FAS 124-2 and EITF 99-20-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP 115-2"). This accounting standard provides guidance related to determining the amount of an other-than-temporary impairment (OTTI) of debt securities and prescribes the method to be used to present information about an OTTI in the financial statements.  It is effective for all interim and annual periods ending after June 15, 2009. The

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2009 and 2008

2.   Summary of significant accounting policies (Continued):

(n)  New accounting pronouncements: (Continued)

adoption of FSP 115-2 did not have a material effect on the Company's results of operations, financial position, and cash flows.

In April 2009, the FASB issued ASC 825-10-65, formerly FASB Staff Position FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP 107-1"), which increases the frequency of fair value disclosures to a quarterly basis instead of an annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. This ASC is effective for interim and annual periods ending after June 15, 2009. The adoption did not have a material effect on the Company's results of operations, financial position, and cash flows.

In June 2009, the FASB issued ASC 810 (previously SFAS No. 167, Amendments to FASB Interpretation No. 46(R)) ("ASC 810"), which revised the consolidation guidance for variable interest entities. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. ASC 810 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt FASB ASC 810 in fiscal 2010 and the adoption of this standard is not expected to have a material impact on our financial statements.

In June 2009, the Financial Accounting Standards Board ("FASB") issued ASC 855 "Subsequent Events". ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 applies to both interim financial statements and annual financial statements. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009. We believe ASC 855 does not have a material impact on our financial statements.

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

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2009 and 2008

2.   Summary of significant accounting policies (Continued):

(n)  New accounting pronouncements: (Continued)

In September 2009, the FASB issued authoritative guidance regarding multiple-deliverable revenue arrangements.  This guidance addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting.  Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price.  This guidance is effective for annual periods beginning after June 15, 2010 but may be early adopted as of the beginning of an annual period.  The Company is currently evaluating the effect that this guidance will have on consolidated financial position and results of operations.

In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures about Fair Value Measurements," which amends ASC 820, "Fair Value Measures and Disclosures." ASU 2010-06 requires disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The changes to the ASC as a result of this update are effective for annual and interim reporting periods beginning after December 15, 2009 (January 1, 2010 for the Company), except for requirements related to Level 3 disclosures, which are effective for annual and interim reporting periods beginning after December 15, 2010 (January 1, 2011 for the Company). This guidance requires new disclosures only, and will have no impact on our consolidated financial statements.

 (o)  Financial instruments:

(i)  Fair values:

The fair value of cash, accounts receivable, accounts payable, accrued liabilities and amounts due to related parties approximate their financial statement carrying amounts due to the short-term maturities of these instruments.

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset.  The Company's cash was measured using Level 1 inputs.

(ii)  Foreign currency risk:

The Company operates internationally, which gives rise to the risk that cash flows may be adversely impacted by exchange rate fluctuations.  The Company has not entered into any forward exchange contracts or other derivative instrument to hedge against foreign exchange risk.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2009 and 2008

2.   Summary of significant accounting policies (Continued):

 (p)  Reclassification

Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.

3.   Sale of US players and related assets:

Effective October 12, 2006, the Company, in response to the United States Unlawful Internet Gambling Enforcement Act, sold its United States players and related assets for $1,200,050, payable by the arms-length purchaser at a variable rate over the subsequent months. There is no set period for repayment and is interest free. The Company has fully provided for the outstanding amount due.  The Company will recognize the profit from the sale of these assets as and when payment is received. During the year ended December 31, 2009, the Company collected $62,500 (2008 - $63,000) in payment for these assets.

Amount
Balance December 31, 2007	$900,050

Payments received	(63,000)

Balance remaining December 31, 2008	837,050

Payments received	(62,500)

Balance remaining December 31, 2009	$774,550

4.    Accounts Receivable:

The accounts receivable as at December 31, 2009, is summarized as follows:

	2009	2008
Accounts receivable	$818,073	$880,289

Provision for doubtful accounts	-	-

Provision for the sale of US Player (Note 3)	(774,550)	(837,050)

Net accounts receivable	$43,523	$43,239

5.   Equipment:

2009	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$592,351	$410,940	$181,411
Furniture and fixtures	17,854	11,386	6,468
Leasehold improvements	12,546	10,284	2,262
	$622,751	$432,610	$190,141

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2009 and 2008

5.   Equipment: (Continued)

2008	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$530,650	$344,644	$186,006
Furniture and fixtures	17,854	9,770	8,084
Leasehold improvements	12,546	7,269	5,277
	$561,050	$361,683	$199,367

Depreciation expense was $73,122 (2008 - $58,133) for the year ended December 31, 2009.

6.  Domain name rights and intangible asset:

The rights to use the domain name bingo.com were acquired in January of 1999 for a cash payment of $200,000 and the issuance of 500,000 shares of common stock of the Company at a value of $2.00 per share. The agreement was signed with Bingo, Inc., an unrelated party at the date of signing of the agreement. Under the terms of the agreement, the Company is required to make quarterly domain name purchase payments to the vendor based on 4% of annual gross revenue (as defined in the agreement), with total minimum payments of $1,100,000 in the first three years, including the initial cash payment, required over the 99 year period ended December 31, 2098. These minimum payment commitments were completed on June 30, 2002. During the year ended December 31, 2002, the agreement was amended so that the remaining domain name purchase payments to the vendor are made monthly, based on 4% of the preceding month's gross revenue. During the year ended December 31, 2009, expense payments of $235,261 (2008 - $225,983) were paid in accordance with the amended agreement.

Domain name rights have been capitalized on the balance sheet based on the present value of the future minimum royalty payments. In 2002, the Company suspended the amortization of the domain name in accordance with ASC 350, Intangibles-Goodwill and Others (previously SFAS No. 142), where companies are no longer permitted to amortize indefinite life intangible assets. The intangible asset consists of an email list of Games, Inc. The Company capitalized the cost of the legal settlement with Roger Ach, the Lottery Channel Inc. and Games, Inc., whereby the Company will receive free advertising on the Lottery Channel Inc. and Games, Inc. websites for a period of five years.  This agreement expired during the year ended December 31, 2008.

2009	Cost	Accumulated amortization	Net book Value

Domain name rights	$1,934,500	$677,259	$1,257,241

2008	Cost	Accumulated amortization	Net book Value

Domain name rights	$1,934,500	$677,259	$1,257,241
Intangible asset - email list	49,436	49,436	-
	$1,983,936	$726,695	$1,257,241

     Amortization expense was $nil (2008 - $7,827) for the year ended December 31, 2009.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2009 and 2008

7.   Stockholders' equity:

The holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company's ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.  The Company's common stock has a no par value per common stock.

(a)  Common stock issuances:

During the year ended December 31, 2009, Bingo.com, Ltd. completed two private placements offering of 5,000,000 shares at $0.15 per share.  Total proceeds of the offering were $750,000.

During the year ended December 31, 2009, Bingo.com, Ltd. closed a private placement offering of 1,360,000 shares at $0.15 per share.  Total proceeds of the offering was $204,000. The shares were issued after the year ended December 31, 2009 and the proceeds received as at December 31, 2009, were recorded as subscriptions received in advance.

During the year ended December 31, 2009, the holders of stock options exercised their options for 317,500 shares for $31,750 at an exercise price of $0.10 per share.

During the year ended December 31, 2008, Bingo.com, Ltd. completed a private placement offering of 2,000,000 shares at $0.30 per share.  Total proceeds of the offering were $600,000.

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

As at December 31, 2009, there were a total of nil stock options (2008 - 986,500) outstanding. During the year ended December 31, 2009, there were 150,000 options exercised at $0.10 per option and 836,500 options expired unexercised.

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

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2009 and 2008

7.   Stockholders' equity: (Continued)

(b)  Stock option plans: (Continued)

As at December 31, 2009, there were a total of 3,769,700 stock options (2008 - 3,850,700 stock options) issued, of which 1,934,700 (2008 - 1,767,200) had been exercised as at December 31, 2009. During the year ended December 31, 2009, 167,500 (2008 - 174,500) stock options were exercised at $0.10 per option and 1,106,000 (2008 - 175,300) stock options expired unexercised. Therefore as at December 31, 2009, there were 1,835,000 (2008 - 2,083,500) stock options outstanding at exercise prices ranging from $0.17 to $0.33 per share.

Of the options outstanding at December 31, 2009, a total of 1,685,000 (2008 - 1,933,500) were issued where 10% vests at the grant date, 15% one year following the grant date and 2% per month starting 13 months after the grant date.  A total of 547,150 (2008 - 1,502,000) of these common stock purchase options had vested at December 31, 2009.

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

As at December 31, 2009, there were a total of 1,883,442 (2008 - 1,925,942) stock options outstanding at an exercise prices ranging between $0.27 and $0.91 per share. During the year ended December 31, 2009, 42,500 (2008 - 60,000) stock options expired unexercised.

Of the options outstanding at December 31, 2009, a total of 1,546,250 (2008 - 1,588,750) were issued where 10% vests at the grant date, 15% one year following the grant date and 2% per month starting 13 months after the grant date.  A total of 1,570,942 (2008 - 1,246,792) of these common stock purchase options had vested at December 31, 2009.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2009 and 2008

7.   Stockholders' equity: (Continued)

A summary of stock option activity for the stock option plans for the years ended December 31, 2009 and 2008 are as follows:

	Number of shares	Weighted average exercise price
Outstanding, December 31, 2007	4,610,742	$0.28

Granted	795,000	0.31
Exercised	(174,500)	0.05
Expired	(235,300)	0.14

Outstanding, December 31, 2008	4,995,942	0.30

Granted	1,025,000	0.17
Exercised	(317,500)	0.10
Expired	(1,985,000)	0.13

Outstanding, December 31, 2009	3,718,442	$0.38

The aggregate intrinsic value for options as of December 31, 2009 was $nil (2008 - $nil)

 (b) Stock option plans: (Continued)

The following table summarizes information concerning outstanding and exercisable stock options at December 31, 2009:

Range of exercise prices per share	Number outstanding	Number exercisable	Expiry date
$ 0.60	753,750	753,750	July 18, 2010
0.91	62,192	62,192	May 18, 2011
0.91	277,500	238,650	June 13, 2011
0.27	580,000	446,700	February 28, 2012
0.33	275,000	213,000	March 5, 2012
0.30	25,000	13,250	October 22, 2012
0.31	745,000	290,550	May 28,2013
0.17	1,000,000	100,000	June 19, 2014
	3,718,442	2,118,092

During the years ended December 31, 2009, the Company recorded stock based compensation expense of $63,677 (2008 - $86,544) relating to the issuance of common stock purchase options to certain employees, officers, and directors of the Company in accordance with ASC 718, Compensation-Stock Compensation (previously FASB 123R). The stock options had a weighted average fair value of $0.13 (2008 - $0.16) per option.

 (c) Warrants:

During the year ended December 31, 2007, the Company issued 3,000,000 warrants which are exercisable into 3,000,000 common shares at $0.35 per share over a period of two years. The warrants are non-transferable and during the year ended December 31, 2009, 3,000,000 warrants expired unexercised.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2009 and 2008

8.   Commitments:

The Company leases office facilities in Vancouver, British Columbia, Canada; The Valley, Anguilla, British West Indies; and London, United Kingdom. These office facilities are leased under operating lease agreements. The Canadian operating lease agreement expires on September 30, 2010. The Anguillian operating lease expires on September 30, 2010. The United Kingdom lease, is leased from a company owned by a current director and officer of the Company. This lease is for 30 days and is automatically renewed with a 30-day notice period.

Minimum lease payments under these operating leases are approximately as follows:

2010	$61,236
2011	-
2012	-

The Company paid rent expense totaling $94,611 for the year ended December 31, 2009 (2008 - $101,328).

The Company has a management consulting agreement with T.M. Williams (Row), Inc., an Anguilla incorporated company and Mr. Williams dated August 20, 2001, (the "Williams Agreement"), amended February 28, 2002, in connection with the provision of services by Mr. Williams as President and Chief Executive Officer of the Company. The agreement was renewed for a further one year period on August 1, 2009, on substantially the same terms and conditions, whereby the Company will pay to T.M. Williams (Row), Ltd., 10% of the operating profit of the Company, as defined in the amendment, to a maximum of $25,000 per month, in arrears.

9.   Income taxes:

Bingo.com, Ltd. is domiciled in the tax-free jurisdiction of Anguilla, British West Indies. The computed benefit / expense differed from the amounts computed by applying the United States of America federal income tax rate of 34 percent and various other rates for other jurisdictions to the pretax income / losses from operations as a result of the following:

	2009	2008
Computed "expected" tax benefit	$398,784	$393,307
Reduction in income taxes resulting from income taxes in other tax jurisdictions	(379,516)	(408,818)
Other	(876)	(1,312)
Expiration of tax asset	(122,524)	(229,456)
Change in taxation rates in other jurisdictions	-	(190,116)
Change in exchange rates	(23,771)	(42,398)
Change in valuation allowance	112,749	478,793
	$(15,154)	$-

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2009 and 2008

9.   Income taxes: (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are presented below:

	2009	2008
Deferred tax assets:
Net operating loss carry forwards	$148,023	$275,926

Valuation Allowance	148,023	275,926
	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2009 and 2008, was $148,023 and $275,926, respectively.  The net change in the total valuation allowance for the years ended December 31, 2009 and 2008, was a decrease of $127,903 and $478,793 respectively.

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

During the year ended December 31, 2009, $471,245 (2008 - $882,524) of these net operating loss carryforwards expired in Canada.

10. Related party transactions:

The Company has a liability for $2,897 (2008 - $3,582) to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by a current director and officer of the Company.

The Company has a liability of $1,616 (2008 - $1,771), to a director and officer of the Company for payment of services rendered and expenses incurred by the director and officer of the Company.

Payments made to Bingo, Inc. in relation to the domain name purchase payment totaled $235,261 during the year ended December 31, 2009 (2008 - $225,983). As at December 31, 2009, the Company has a liability of $61,805 (2008 - $16,883) to Bingo, Inc.

The Company has a liability of $3,000 (December 31, 2008 - $nil), to independent directors of the Company for payment of services rendered.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2009 and 2008

11. Segmented information:

The Company operates in one reportable business segment, the business of providing games and entertainment based on the game of bingo through its Internet portal, bingo.com, supported mainly by the revenue generated from the deposits received for the games for money and selling advertising on the website.  The revenue for the year ended December 31, 2009 and 2008, has been derived primarily from the revenue generated from the deposits received for the games for money.

            Equipment

The Company's equipment is located as follows:

Net Book Value	2009	2008

Canada	$58,937	$75,116
Curacao, Netherlands Antilles	25,031	37,547
Malta	106,173	86,704
	$190,141	$199,367

12. Concentrations:

      Major customers

For the year ended December 31, 2009, there was no single player on the gaming site who had wagered more than 10% of the total gaming revenue. The Company is reliant on various payment processors who process funds players have wagered on the gaming site. For the year ended December 31, 2009, there was one major processor, Royal Bank of Scotland receiving 96% (2008 - 92%) of the total funds processed during the year ended December 31, 2009.

During the year ended December 31, 2009 and 2008, the Company offered limited advertising. Therefore there were no advertising sales representing more than 10% of the total sales.

13. Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions.  At December 31, 2009, the Company had total cash balances of $557,251 (2008 - $412,002) at financial institutions, where $91,023 (2008 - $106,262) is in excess of federally insured limit.

The Company has concentrations of credit risk with respect to accounts receivable, the majority of its accounts receivable are concentrated geographically in the United Kingdom amongst a small number of customers.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2009 and 2008

13. Concentrations of credit risk: (Continued)

As of December 31, 2009, the Company had four customers, totaling $11,136, $5,951, $4,805 and $4,629 who accounted for greater than 10% of the total accounts receivable. As of December 31, 2008, the Company had two customers, totaling $23,232 and $4,429 who accounted for greater than 10% of the total accounts receivable.

The Company controls credit risk through monitoring procedures and receiving prepayments of cash for services rendered.  The Company performs credit evaluations of its customers but generally does not require collateral to secure accounts receivable.

14. Contingent liabilities:

The Company has a contingent liability of $2,417,207 (2008 - $795,163) for player bonus balances. The Company implements various bonus schemes whereby players are credited with a bonus upon the satisfaction of a number of conditions such as initial signup, deposit bonus, chat games, reactivation of old accounts and other terms that are purely promotional based.  These bonuses are not considered to be part of the players' winnings and are never withdrawable. However, this bonus maybe wagered, subject to existing terms and conditions and potentially winnings made on the wager of these bonuses are withdrawable.

15. Subsequent event:

Subsequent to the year ended December 31, 2009, the Company entered into a formal agreement to join the Unibet partner program as a network operator of their multi-language and multi-currency bingo and casino systems.  Bingo.com players will be combined with the gaming liquidity on Unibet's popular Mariabingo.com and Bingo.se websites.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 1, 2010 (the "Dismissal Date"), we dismissed Dohan and Company, CPA's, as its independent certifying accountant. Our Board of Directors approved of the dismissal on November 16, 2009. There were no disputes or disagreements between Dohan and Company, CPA's and the Company during the previous two fiscal years. Except for the provision of a "Going Concern" opinion, the reports of Dohan and Company, CPA's on our financial statements for the years ended December 31, 2008 and 2007 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

During the years ended December 31, 2008 and 2007, and through the Dismissal Date, we have not had any disagreements with Dohan and Company, CPA's on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Dohan and Company, CPA's satisfaction, would have caused them to make reference thereto in their reports on our financial statements for such years.

On February 4, 2010, we engaged Davidson & Company LLP, as its independent registered public accounting firm, to audit our financial statements. The decision to engage Davidson & Company LLP was approved by our Board of Directors at a Board meeting called for such purpose.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)        Management's responsibility

Our management acknowledges its responsibility for establishing and maintaining adequate internal control over financial reporting of the Company.

(b)        Evaluation of disclosure controls and procedures.

Our management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the disclosure controls and procedures of the Company within 90 days prior to the date of this report, and found them to be operating efficiently and effectively to ensure that information required to be disclosed by us under the general rules and regulations promulgated under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified by rules and regulations of the SEC.

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

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, the Company's internal control over financial reporting is effective based on those criteria.

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

 (c)       Changes in internal controls.

There were no significant changes in our internal controls or other factors that could significantly affect our internal controls during the year ended December 31, 2009, and to the date of filing this annual report.

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers as of the date of this Report are as follows:

Name	Age	Position	Audit Committee	Governance Committee	Compensation Committee
T. M. Williams	69	President and Chief Executive Officer and Chairman of our Board of Directors	X
J. M. Williams	34	Vice-President, Business Development		X	X
C. M. Devereux	46	Vice-President, Corporate Affairs		X*	X
G. Whitton	73	Non Executive Director	X*	X
F. Curtis	45	Non Executive Director	X		X*
H. W. Bromley	40	Chief Financial Officer

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

Mr. G. Whitton is now retired. He was Chairman and CEO of International Verifact Inc. ("IVI") from 1987 to 2000 prior to its merger with INGENICO of France. IVI was a publicly traded Canadian company which was a major supplier of point of sale terminals and related equipment for the banking, retail, and health care industries in Canada and the USA. From 1979 to 1987 Mr. Whitton was the owner, President and Chairman of Howarth & Smith Ltd., a large typography, printing and data management company which he sold in 1987.  From 1985 to 1987 he was also the President and CEO of Canadian Telecommunications Group which was purchased by British

Telecom in 1987.  From 1973 to 1979 Mr. Whitton held senior operating positions with Canada Permanent Trust and CIBC.  From 1962 to 1973 he was with IBM Canada holding various positions in sales, marketing and data center operations.  Mr. Whitton has a Bachelor of Arts degree from the Scottish College of Commerce in 1960.

Ms F. Curtis has served as Compliance Officer and General Corporate Secretary for Counsel Limited, an Anguillian financial services corporation, since 1995. She is an active member of the Anguilla Financial Services Association, and serves on the Compliance Committee. Ms. Curtis has been working in the financial services industry since 1990. She started at the brokerage firm, Burns Fry, in Toronto (now Nesbitt Burns, Bank of Montreal). She completed her Canadian Securities Course and became a licensed Securities Broker in 1992. She was educated in England, and attended the University of Toronto, Canada for her undergraduate degree. Ms. Curtis's MBA in Finance & International Affairs was granted by the Rotman School of Business, University of Toronto.

Mr. H. W. Bromley, has served as our Chief Financial Officer since July 2002. From 2000 to 2001, Mr. Bromley was a Director and the Group Financial Officer for Agroceres & Co. Ltd. From 1995 - 1999, he was an employee of Ernst & Young working in South Africa and in the United States of America. Mr. Bromley has in addition worked for CitiBank, Unilever PLC and Gerrard. Mr. Bromley is also the Chief Financial Officer for CellStop Systems, Inc. (a security manufacturing company). Mr. Bromley is a Chartered Accountant.

COMPOSITION OF OUR BOARD OF DIRECTORS

We currently have five directors. All directors currently hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Our officers are appointed annually by the Board of Directors and hold office until their successors are appointed and qualified. Pursuant to the Company's by-laws, the number of directors shall be increased or decreased from time-to-time by resolution of the Board of Directors or the shareholders. Mr. J. M. Williams is the son of Mr. T. M. Williams. There are no other family relationships between any of the officers and directors of the Company.

COMMITTEES OF OUR BOARD OF DIRECTORS

We currently have three committees of our Board of Directors.

-    Audit Committee - This committee will review the financial statements of the Company and propose to the board to approve the financial statements. The Committee meets quarterly to review and approve the quarterly financial statements and to discuss the affairs of the company with the auditors.

-    Governance Committee - This committee reviews the ethics policy of the Company and ensures compliance. It will make recommendations to the board for improvement in Corporate Governance. In addition it will be this committee to whom a whistle blower will report.

-    Compensation Committee - This committee will propose the appointment and remuneration of the Chief Executive Officer including salary, stock options, and bonuses.

BOARD OF DIRECTORS MEETINGS

Our Board of Directors met, in person, seven times during the last fiscal year and it regularly approves all material actions required by consent resolutions.

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

DIRECTOR COMPENSATION

The Non Executive Directors receive a cash compensation for their services as members of the Board of Directors based on a compensation per meeting. During the year ended December 31, 2009, the Non Executive Directors received compensation of $6,000 (Fiscal 2008 - $nil). The Executive directors currently do not receive cash compensation for their services as members of the Board of Directors. In addition, both the Non Executive and the Executive Directors are reimbursed for expenses in connection with attendance at Board of Directors meetings and specific business meetings.  Directors are eligible to participate in our stock option plans. Option grants to directors are at the discretion of the Board of Directors acting upon the recommendation of the Compensation committee.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table describes the compensation we paid to our Chief Executive Officer and directors (the "Named Executive Officer").

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-term Compensation
Name and Principal Position	Year	Fees	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options /	All Other Compensation
		$	$	$	$	SARs (#)	$
T.M. Williams -	2009	-	-	-	-	100,000	-
President and	2008	-	-	-	-	100,000	-
CEO (1)	2007	-	-	-	-	100,000	-
J. M. Williams	2009	122,622	-	-	-	100,000
	2008	134,101	-	-	-	100,000
	2007	123,788	-	-	-	175,000
C. M. Devereux	2009	122,622	-	-	-	100,000	-
	2008	134,101	-	-	-	100,000
	2007	123,788	-	-	-	175,000
H. W. Bromley	2009	122,622	-	-	-	100,000	-
	2008	134,101	-	-	-	100,000	-
	2007	123,788	-	-	-	175,000	-

(1)     All of the compensation paid to the Named Executive Officer is paid to T.M. Williams (Row), Ltd. for the services of Mr. T. M. Williams.  See additional discussion in Employment Arrangements section of Item 11 of this report.

OPTION GRANTS IN THE LAST FISCAL YEAR

During the fiscal year ended December 31, 2009, we granted to Mr. T. M. Williams, Mr. J. M. Williams, Mr. C. M. Devereux and Mr. H. W. Bromley stock options to purchase a total of 100,000 shares each of our common stock at an exercise price of $0.17 per share until June 19, 2014. During the fiscal year ended December 31, 2009, we granted to Mr. G. Whitton and Ms. F. Curtis stock options to purchase a total of 55,000 shares each of our common stock at an exercise price of $0.17 per share until June 19, 2014. During the year ended December 31, 2009, 205,000 stock options were exercised by our executive officers and 1,073,500 stock options held by our executive officers expired unexercised.

STOCK OPTION PLANS

Our 1999 Stock Option Plan has a total of 1,895,000 shares of our common stock reserved for issuance upon exercises of options under the plan. As at December 31, 2009, there were nil options outstanding. Options to purchase 1,637,000 shares remained available for future grant under the 1999 Stock Option Plan.

Our 2001 Stock Option Plan has a total of 5,424,726 shares of our common stock reserved for issuance upon exercises of options under the plan. As at December 31, 2009, there were a total of 3,769,700 stock options with exercise prices ranging from $0.17 to $0.33 per share issued, of which 1,934,700 options have been exercised in total as at December 31, 2009. As at December 31, 2009, there were a total 1,835,000 options outstanding at exercise prices ranging from $0.17 to $0.33 per share. Options to purchase 1,655,026 shares remained available for future grant under the 2001 Stock Option Plan as at December 31, 2009.

During the year ended December 31, 2005, the Company's Board of Directors adopted the 2005 stock option plan. The plan was approved by the shareholders at the Annual general meeting held during the year ended December 31, 2005. The Company has reserved a total of 2,000,000 common shares for issuance under the 2005 stock option plan. As at December 31, 2009, there were a total of 1,889,692 stock options with exercise prices ranging from $0.27 to $0.91 per share issued, of which 6,250 options have been exercised in total as at December 31, 2009. As at December 31, 2009, there were a total of 1,883,442 stock options outstanding at an exercise price ranging between $0.27 and $0.91 per share. Options to purchase 110,308 shares remained available for future grant under the 2005 Stock Option Plan as at December 31, 2009.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of March 30, 2010, by:

-     each person known by us to beneficially owns 5% or more of our outstanding common stock;

-     each of our directors;

-     each of the Named Executive Officers; and

-     all of our directors and Named Executive Officers as a group.

In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or direct the disposition of such security. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or debentures held by that person that are currently exercisable or convertible or exercisable or convertible within 60 days of March 30, 2010, are deemed outstanding.

Percentage of beneficial ownership is based upon 42,877,703 shares of common stock outstanding at March 30, 2010. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
T. M. Williams #7 North Side Apartments Brimingin Drive The Valley, TV1 02P Anguilla, B. W. I.	3,437,558	(1)	7%

J. M. Williams 17 Bridgewater House 6-9 Bridgewater Square London, EC2Y 8AG United Kingdom	708,200	(2)	1%

C. M. Devereux 10 - 3036 West 4th Avenue Vancouver, BC, V6K 1R4 Canada	604,500	(3)	1%

H. W. Bromley 3851 Edgemont Boulevard North Vancouver BC, V7R 2P9 Canada	825,000	(4)	2%

All directors and Named Executive Officers as a group (4 persons)	5,556,758		12%

Bingo, Inc. P.O. Box 727, Landsome Road The Valley, Anguilla, B.W.I.	12,896,831	(5)	29%

Praetorian Capital Management LLC 119 Washington Avenue, Suite 600 Miami Beach, FL 33139 United States of America	8,675,999	(6)	19%

G. R. Williams Ballacarrick, Pooilvaaish Road, Castletown 1M9 4PJ, Isle of Man	4,287,000	(7)	9%

(1) Includes 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.60 per share, 25,000 shares of common stock that may be issued upon the exercise of 25,000 stock purchase options with an exercise price of $0.91 per share,100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.33 per share, 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.31 per share and 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.17 per share. Also includes 3,012,558 shares held directly by Mr. T. M. Williams. Mr. T. M. Williams is the potential beneficiary of certain discretionary trusts that hold approximately 80% of the shares of a private holding company.  If 80% of the shares of common stock beneficially owned by the private holding company are included here, Mr. T. M. William's beneficial ownership changes to 13,755,023 shares, representing 30% of the Class.

(2) Includes 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.60 per share, 25,000 shares of common stock that may be issued upon the exercise of 25,000 stock purchase options with an exercise price of $0.91 per share, 175,000 shares of common stock that may be issued upon the exercise of 175,000 stock purchase options with an exercise price of $0.27 per share, 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.31 per share and100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.17 per share.  Also includes 208,200 shares held directly by Mr. J. M. Williams.

(3) Includes 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.60 per share, 25,000 shares of common stock that may be issued upon the exercise of 25,000 stock purchase options with an exercise price of $0.91 per share, 175,000 shares of common stock that may be issued upon the exercise of 175,000 stock purchase options with an exercise price of $0.27 per share, 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.31 per share and 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.17 per share.  Also includes 104,500 shares held directly by Mr. C. M. Devereux.

(4) Includes 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.60 per share, 25,000 shares of common stock that may be issued upon the exercise of 25,000 stock purchase options with an exercise price of $0.91 per share, 175,000 shares of common stock that may be issued upon the exercise of 175,000 stock purchase options with an exercise price of $0.33 per share,100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.31 per share and 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.17 per share.  Also includes 325,000 shares held directly by Mr. H. W. Bromley.

(5)  Includes 12,896,831 shares held directly by Bingo, Inc., a private holding company.

(6)  Includes 8,658,499 shares held by a subsidiary of Praetorian Capital Management LLC a private company.

(7) Includes 4,287,000 shares held directly by G. R. Williams. Mr. G. R. Williams is not related to Mr. T. M. Williams nor Mr. J. M. Williams.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has a liability for $2,806 (2008 - $3,582) to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by a current director and officer of the Company.

The Company has a liability of $1,616 (December 31, 2008 - $1,771), to a director and officer of the Company for payment of services rendered and expenses incurred by the director and officer of the Company.

Payments made to Bingo, Inc. in relation to the domain name purchase payment totaled $235,261 during the year ended December 31, 2009 (2008 - $225,983).

The Company has a liability of $3,000 (December 31, 2008 - $nil), to independent directors of the Company for payment of services rendered.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended December 31, 2009, the Company incurred fees of $50,650 (2008 - $50,537) from the principal accountant during fiscal 2009 - Dohan and Company, CPA's, P.A. $50,650 of these fees related to audit fees (2008 - $50,537).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BINGO.COM, LTD.

By:       /s/ T. M. Williams

T. M. Williams

President and Chief Executive Officer

Date:    March 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By:       /s/ T. M. Williams                     President and Chief                   March 30, 2010

T. M. Williams                         Executive Officer and

Director (Principal

                                                Executive Officer)

By:       /s/ H. W. Bromley                    Chief Financial Officer                 March 30, 2010

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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of December 31, 2009, covered by this annual report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed :  /s/ T. M. Williams                                                                     Date : March 30, 2010

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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of December 31, 2009, covered by this annual report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed : /s/ H. W. Bromley                                                                   Date : March 30, 2010

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Bingo.com, Ltd. (the "Company") on Form 10-K for the period ended December 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, T. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                       March 30, 2010

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Bingo.com, Ltd. (the "Company") on Form 10-K for the period ended December 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        March 30, 2010

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT LIST

The following instruments are included as exhibits to this Report.  Exhibits incorporated by reference are so indicated.

Exhibit Number	Description
10.2	Asset Purchase Agreement by and between Bingo, Inc. and Progressive Lumber, Corp. dated January 18, 1999. (a)
10.24	Amended Consulting Agreement dated February 28, 2002, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (b)
10.29	Amendment of Asset Purchase Agreement dated July 1, 2002. (c)
10.32	Code of Business Conduct and Ethics dated December 22, 2006. (d)
31.1	Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 30, 2010.
31.2	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 30, 2010.
32.1	Certification from the Chief Executive Officer of Bingo.com, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 30, 2010.
32.2	Certification from the Chief Financial Officer of Bingo.com, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 30, 2010.

(a) Previously filed with the Registrant's registration statement on Form 10 on June 9, 1999.

(b) Previously filed with the Company's quarterly report on Form 10-Q for the period ended June 30, 2002, on August 14, 2002.

(c) Previously filed with the Company's year-end report on Form 10-K/A for the year ended December 31, 2002, on May 8, 2003.

(d) Previously filed with the Company's report on Form 8-K on December 26, 2006.