Form 10-Q
period 2010-03-31
BINGO.COM LTD.
filed 2010-05-14
CIK 1318482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer's common stock, no par value per share, was 57,877,703 as of May 15, 2010.

 BINGO.COM, LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2010

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$297,662	$557,251
Accounts receivable less allowance for doubtful accounts $769,550 (December 31, 2009 - $774,550)	75,271	43,523
Prepaid expenses	54,643	72,770
Total Current Assets	427,576	673,544

Equipment, net	168,405	190,141

Other assets	134,565	148,552

Domain name rights and intangible assets	1,257,241	1,257,241

Deferred tax asset, less valuation allowance of $261,318 (December 31, 2009 - $148,023) (Note 6)	-	-

Total Assets	$1,987,787	$2,269,478

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$79,576	$89,419
Accrued liabilities	152,745	132,112
Accounts payable and accrued liabilities - related party (Note 7)	135,486	69,318
Provision for progressive jackpots	296,406	304,683
Players float	80,111	97,813
Total Current Liabilities	744,324	693,345

Commitments (Note 5)
Contingent liabilities (Notes 9, 10 and 11)
Subsequent event (Note 12)

Stockholders' equity (Note 4):
Common stock, no par value, unlimited shares authorized, 42,877,703 shares issued and outstanding (December 31, 2009 - 41,517,703)	15,015,290	14,799,154
Subscriptions received in advance		204,000
Accumulated deficit	(13,796,407)	(13,451,601)
Accumulated other comprehensive loss: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	1,243,463	1,576,133

Total Liabilities and Stockholders' Equity	$1,987,787	$2,269,478

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Operations

Three Months Ended March 31, 2010 and 2009

(Unaudited)

	2010	2009

Advertising revenue	$45,523	$39,898
Gaming revenue	1,209,269	1,284,732
Total revenue	1,254,792	1,324,630

Operating expenses:
Cost of producing revenue	857,402	870,349
Depreciation and amortization	16,076	16,701
Directors fees	1,500	-
General and administrative	136,806	113,083
Salaries, wages, consultants and benefits	261,988	239,799
Selling and marketing	314,087	334,245
Stock-based compensation	9,306	13,250
Total operating expenses	1,597,165	1,587,427

Loss before other income (expense) and income taxes	(342,373)	(262,797)

Other income (expense):
Foreign exchange gains (loss)	4,314	(11,912)
Gain on resolution of debt	-	22,820
Loss on disposal of equipment	(5,374)
Interest and other income	210	415
Profit from sale of US players and related assets (Note 3)	5,000	7,500

Loss before income taxes	(338,223)	(243,974)

Income tax expense	(6,583)	-

Net loss	$(344,806)	$(243,974)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding, basic and diluted	42,756,814	38,177,036

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the period ended March 31, 2010

(Unaudited)

	Common stock				Accumulated Other Comprehensive loss
	Shares	Amount	Subscription shares	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2009	41,517,703	$14,799,154	$204,000	$(13,451,601)	$ 24,580	$1,576,133

Issuance of Subscription shares	1,360,000	204,000	(204,000)	-	-	-

Stock-based compensation	-	9,306	-	-	-	9,306

Issuance of consultant stock Options	-	2,830	-	-	-	2,830

Net loss	-	-	-	(344,806)	-	(344,806)
Balance, March 31, 2010	42,877,703	$ 15,015,290	$ -	$ (13,796,407)	$ 24,580	$ 1,243,463

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2010 and 2009

(Unaudited)

		2010		2009
Cash flows from operating activities:
Net loss		$(344,806)		$(243,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		16,076		16,701
Gain on resolution of debt		-		(22,820)
Loss on disposal of equipment		5,374		-
Stock-based compensation		9,306		13,250
Issuance of consultant stock option		2,830		2,830
Profit from the sale of US players and related assets		(5,000)		(7,500)
Changes in operating assets and liabilities:
Accounts receivable		(31,748)		(12,842)
Prepaid expenses		18,127		22,486
Other assets		13,987		(13,389)
Accounts payable and accrued liabilities		76,958		66,050
Provision for progressive jackpots		(8,277)		23,720
Players float		(17,702)		15,863
Net cash used in operating activities		(264,875)		(139,625)

Cash flows from investing activities:
Acquisition of equipment		-		(4,985)
Proceeds from sale of US players and related assets		5,000		7,500
Proceeds on disposal of equipment		286		-
Net cash provided by investing activities		5,286		2,515

Cash flows from financing activities:
Exercise of stock options		-		5,500
Private placement		-		525,000
Net cash provided by financing activities		-		530,500

Change in cash		(259,589)		393,390

Cash, beginning of period		557,251		412,002
Cash, end of period		$297,662		$805,392

Supplementary information:
Interest paid		$-		$-
Income taxes paid	$	‑	$	‑

Non-cash financing activity		$-		$-
Non-cash investing activity		$-		$-

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2010 and 2009

(Unaudited)

1.         Basis of Presentation:

The accompanying unaudited financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations.  In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented.  All adjustments are of a normal recurring nature, except as otherwise noted below.  These financial statements should be read in conjunction with Bingo.com, Ltd.'s (the "Company") audited consolidated financial statements and notes thereto for the year ended December 31, 2009, included in the Company's Annual Report on Form 10-K, filed March 31, 2010, with the Securities and Exchange Commission.  The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Continuing operations

These consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses from operations for the quarter ended March 31, 2010 and 2009, and has an accumulated deficit of $13,796,407 as at March 31, 2010.

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

Three months ended March 31, 2010 and 2009

(Unaudited)

2.         Summary of significant accounting policies:

(a)    Basis of presentation:

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial statements include the accounts of the Company's wholly-owned subsidiaries, English Bay Office Management Limited (registered in British Columbia, Canada), Bingo.com N.V. (registered in Curacao, Netherlands Antilles), Coral Reef Marketing Inc. (registered in Anguilla), Bingo.com (Antigua) Inc., Bingo.com (Wyoming) Inc., Bingo Acquisition Corp, Bingo.com Services Limited (registered in the United Kingdom) and the 99% owned subsidiaries, Bingo.com (UK) plc. (registered in the United Kingdom) and Bingo.com Operations Limited (registered in Malta). All material inter-company balances and transactions have been eliminated in the consolidated financial statements.

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

Three months ended March 31, 2010 and 2009

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

 (f) New accounting pronouncements:

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

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2010 and 2009

(Unaudited)

2.   Summary of significant accounting policies (Continued):

(f)  New accounting pronouncements: (Continued)

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

In April 2009, the FASB issued ASC 320-10-65, formerly FASB Staff Position FAS 115-2, FAS 124-2 and EITF 99-20-2, "Recognition and Presentation of Other-Than-Temporary Impairments"

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2010 and 2009

(Unaudited)

2.   Summary of significant accounting policies (Continued):

(f)  New accounting pronouncements: (Continued)

("FSP 115-2"). This accounting standard provides guidance related to determining the amount of an other-than-temporary impairment (OTTI) of debt securities and prescribes the method to be used to present information about an OTTI in the financial statements.  It is effective for all interim and annual periods ending after June 15, 2009. The adoption of FSP 115-2 did not have a material effect on the Company's results of operations, financial position, and cash flows.

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

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2010 and 2009

(Unaudited)

2.   Summary of significant accounting policies (Continued):

(f)  New accounting pronouncements: (Continued)

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

 (g) Financial instruments:

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

Three months ended March 31, 2010 and 2009

(Unaudited)

3.   Sale of US players and related assets

Effective October 12, 2006, the Company, in response to the United States Unlawful Internet Gambling Enforcement Act, sold its United States players and related assets for $1,200,050, payable by the arms-length purchaser at a variable rate over the subsequent months. There is no set period for repayment and is interest free. The Company has fully provided for the outstanding amount due.  The Company will recognize the profit from the sale of these assets as and when payment is received. During the quarter ended March 31, 2010, the Company collected $5,000 (2009 - $7,500) in payment for these assets.

Amount
Balance December 31, 2008	837,050

Payments received 2009	(62,500)

Balance December 31, 2009	774,550

Payments received during the period	(5,000)

Balance remaining March 31, 2010	$769,550

4.    Stockholder's Equity:

During the quarter ended March 31, 2010, Bingo.com, Ltd. issued 1,360,000 shares for $0.15 per share pursuant to a private placement, whose proceeds of $204,000 were received in the fourth quarter of fiscal 2009.

Stock based compensation expense of $9,306 (March 31, 2009 - $13,250) was due to the vesting of options during the quarter. No options were granted or exercised during the period. During the quarter ended March 31, 2010, 491,250 options expired unexercised.

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

Minimum lease payments under these operating leases are approximately as follows:

2010	$40,882
2011	-
2012	-

The Company paid rent expense totaling $30,011 for the quarter ended March 31, 2010 (March 31, 2009 - $21,832).

The Company has a management consulting agreement with T.M. Williams (Row), Ltd., an Anguilla incorporated company and Mr. Williams dated August 20, 2001, (the "Williams Agreement"), amended

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2010 and 2009

(Unaudited)

5.   Commitments: (Continued)

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

6.    Income Taxes

Bingo.com, Ltd. is domiciled in the tax-free jurisdiction of Anguilla, British West Indies. However certain of the Company's subsidiaries incur income taxation. The Company has provided $6,583 during the quarter ended March 31, 2010, for income tax (December 31, 2009 - $15,154)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2010, and December 31, 2009, are presented below:

	March 31, 2010	December 31, 2009
Deferred tax assets:
Net operating loss carry forwards	$261,318	$148,023

Valuation Allowance	(261,318)	(148,023)
	$-	$-

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

7.    Related Party Transactions

The Company has a liability of $18,391 (December 31, 2009 - $2,897), to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by the current director and officer of the Company.

The Company has a liability of $2,070 (December 31, 2009 - $1,616), to a director and officer of the Company for payment of services rendered and expenses incurred by the director and officer of the Company.

Payments made to Bingo, Inc. in relation to the domain name purchase payment totaled $50,220 during the quarter ended March 31, 2010 (Quarter ended March 31, 2009 - $53,024). As at March 31, 2010, the Company has a liability of $112,025 (December 31, 2009 - $61,805) to Bingo, Inc.

The Company has a liability of $3,000 (December 31, 2009 - $3,000), to independent directors of the Company for payment of services rendered.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2010 and 2009

(Unaudited)

7.    Related Party Transactions: (Continued)

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

The revenue for the quarter ended March 31, 2010 and 2009, has been derived primarily from the revenue generated from the deposits received for the games for money.

Equipment

The Company's equipment is located as follows:

Net Book Value	March 31, 2010	December 31, 2009

Canada	$48,134	$58,937
Curacao, Netherlands Antilles	22,946	25,031
Malta	97,325	106,173
	$168,405	$190,141

9.         Concentrations

            Major customers

For the quarter ended March 31, 2010, there was no single player on the gaming site who had wagered more than 10% of the total gaming revenue. The Company is reliant on various payment processors who process funds players have wagered on the gaming site. For the quarter ended March 31, 2010, there was one major processor, Royal Bank of Scotland receiving 94% (March 31, 2009 - two processors each receiving 93% and 6% respectively) of the total funds processed.

During the quarter ended March 31, 2010 and 2009, the Company offered limited advertising. Therefore there were no advertising sales representing more than 10% of the total sales.

10.  Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions. At March 31, 2010, the Company had total cash balances of $297,662 (December 31, 2010 - $557,251) at financial institutions, where $26,403 (December 31, 2009 - $91,023) is in excess of federally insured limit.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2010 and 2009

(Unaudited)

10.  Concentrations of Credit Risk: (Continued)

The Company has concentrations of credit risk with respect to accounts receivable, as large amounts of its accounts receivable are concentrated geographically in Curacao and the United Kingdom amongst a small number of customers.

As of March 31, 2010, two customers totaling $46,495 and $7,478, who accounted for total accounts receivable greater than 10%. As of December 31, 2009, the Company had four customers, totaling $11,136, $5,951, $4,805 and $4,629 who accounted for greater than 10% of the total accounts receivable.

The Company controls credit risk through monitoring procedures and receiving prepayments of cash for services rendered.  The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable.

11.       Contingent liabilities:

The Company has a contingent liability of $3,126,234 (December 31, 2009 - $2,417,207) for player bonus balances. The Company implements various bonus schemes whereby players are credited with a bonus upon the satisfaction of a number of conditions such as initial signup, deposit bonus, chat games, reactivation of old accounts and other terms that are purely promotional based.  These bonuses are not considered to be part of the players' winnings and are never withdrawable. However, this bonus maybe wagered, subject to existing terms and conditions and potentially winnings made on the wager of these bonuses are withdrawable.

12. Subsequent event:

During the quarter ended March 31, 2010, we entered into a formal agreement to join the Unibet partner program as a network operator of their multi-language and multi-currency bingo and casino systems.  Bingo.com players will be combined with the gaming liquidity on Unibet's popular Mariabingo.com and Bingo.se websites to create one of the largest and most international online bingo systems in operation. The migration only took place after the quarter ended March 31, 2010.

Subsequent to this migration, the assets of Bingo.com Operations Limited and Bingo.com Services Limited serve no useful corporate purpose. We therefore sold the shares in these companies for $250,000.

Subsequent to the quarter ended March 31, 2010, Bingo.com, Ltd. completed a private placement offering with Unibet Group plc of 15 million shares at $0.15 per share.  Total proceeds of the offering were $2,250,000.

 ITEM 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis or Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below.  Bingo.com, Ltd.'s (the "Company", "we", or "us") actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and the Management Discussion and Analysis or plan of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

FORWARD LOOKING STATEMENTS

All statements contained in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference, as well as statements made in press releases and oral statements that may be made by us or by officers, directors or employees acting on our behalf, that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Readers should consider statements that include the terms "believe," "belief," "expect," "plan," "anticipate," "intend" or the like to be uncertain and forward-looking. In addition, all statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin, anticipated expense levels and liquidity and capital resources, constitute forward-looking statements. Particular attention should be paid to the facts of our limited operating history, the unpredictability of our future revenues, our need for and the availability of capital resources, the evolving nature of our business model, and the risks associated with systems development, management of growth and business expansion.  Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear.  Readers should consider the risks more fully described in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (the "SEC") and should not place undue reliance on any forward-looking statements.

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

We have made a significant investment in the development of our website, purchase of domain name, branding, marketing, and maintaining operations.  As a result we have incurred significant losses since inception, and as of March 31, 2010, had an accumulated deficit of $13,796,407.

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

During the quarter ended June 30, 2007, we launched our United Kingdom focused website, with games targeted to the United Kingdom audience and the games played in British pounds sterling. Gaming revenue from the Bingo.com website accounted for approximately 96% of our revenue for the quarter ended March 31, 2010.

During the quarter ended March 31, 2010, the Company entered into a formal agreement to join the Unibet partner program as a network operator of their multi-language and multi-currency bingo and casino systems.  Bingo.com players will be combined with the gaming liquidity on Unibet's popular Mariabingo.com and Bingo.se websites to create one of the largest and most international online bingo systems in operation. Our players were only migrated to the Unibet system after the quarter ended March 31, 2010.

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

RESULTS OF OPERATIONS

            Revenue

Total revenue decreased to $1,254,792 for the quarter ended March 31, 2010, a decrease of 5% from revenue of $1,324,630 for first quarter of 2009 and a decrease of 19% from revenue of $1,552,320 in the fourth quarter of 2009. Gaming Revenue decreased to $1,209,269, a decreased of 6% in the quarter ended March 31, 2010, compared Gaming Revenue of $1,284,732 in the first quarter of 2009 and a 19% decrease from revenue of $1,501,114 in the fourth quarter of 2009. When measured in Pounds Sterling, presently our depositing currency, the gaming operations provided revenue of GBP773,974, a decrease of 13% from gaming revenue of GBP894,738 for the first quarter of the prior year and a decrease of 17% from gaming revenue of GBP930,939 in the fourth quarter of 2009. During the quarter ended March 31, 2010, the Company changed it software platform. The decrease compared to the first and fourth quarter of 2009, is due to a decrease in cash game play, particularly cash slots play in the new games platform. We earned advertising revenue of $45,523 in the quarter ended March 31, 2010, an increase from advertising revenue of $39,898 in the first quarter of 2009 and a decrease from advertising revenue of $51,206 in the fourth quarter of 2009. During the quarter ended March 31, 2010 the Company suspended sales of new advertising.

Cost of producing revenue

We recorded cost of producing revenue of $857,402 during the quarter ended March 31, 2010, a decrease of 1% compared to costs of $870,349 for the first quarter of 2009 and a decrease of 18% over costs of $1,051,699 in the fourth quarter of 2009. Cost of producing revenue consists of bonuses granted on deposits made by players, the cost of hosting the website, payment processing fees in relation to deposits from and withdrawals to our players, software license fees, and the domain name purchase payments. The decrease in cost of producing revenue for the quarter ended March 31, 2010, compared to the first and fourth quarter of 2009, is due to changes implemented with the new software platform and thus lower cash bonus granted to players.  The awarding of deposit bonuses is required both to be competitive with other bingo-oriented websites and to build a large customer base as quickly as possible.

            Sales and marketing expenses

Sales and marketing expenses decreased by 6% to $314,087 for the quarter ended March 31, 2010, a decrease over expenses of $334,245 in the first quarter of 2009 and a decrease of 22% from expenses of $400,485 in the fourth quarter of 2009. Sales and marketing expenses principally include costs for signup bonuses, marketing, prizes for our players and other bonuses and incentives offered to gaming players. The decrease in sales and marketing expenses for the quarter ended March 31, 2010, compared to the first and fourth quarter of 2009 is due to changes implemented with the new software platform and thus lower marketing bonus granted to players.

We expect to continue to incur sales and marketing expenses to increase traffic from the United Kingdom and other selected markets and, consequently, deposits to our web portal. These costs will include affiliate commissions, salaries, advertising, and other promotional expenses intended to increase our subscriber base and improve gaming revenue. There can be no assurances that these expenditures will result in increased traffic or significant additional revenue.

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our office, legal and professional fees, and other general corporate and office expenses. General and administrative expenses increased to $136,806 for the first quarter of 2010, an increase of 21% from costs of $113,083 for the first quarter of 2009 and an increase of 12% from costs of $122,044 in the fourth quarter of 2009. The Company commenced operations in Malta under a Maltese gaming license in the quarter ended March 31, 2009. The increase in general and administrative expenses for the quarter ended March 31, 2010, compared to the first and fourth quarter of 2009, is due to the strengthening of the Canadian Dollar in relation to the US dollar. In addition, the increase compared to the first quarter of the prior year is due to an increase in operational expenses in relation to operations in Malta.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants and benefits increased by 9% to $261,988 for the quarter ended March 31, 2010, compared to salaries, wages, consultants and benefits of $239,799 in the first quarter of 2009 and a decrease of 1% over salaries, wages, consultants and benefits of $265,586 in the fourth quarter of 2009. The majority of the Company's salaries, wages, consultants and benefits are incurred in Canadian Dollars. This increase compared to the first quarter of 2009, is due to the strengthening of the Canadian Dollar in relation to the US Dollar. This decrease compared to the fourth quarters of 2009, is due to the retrenchment of certain staff.

Depreciation and amortization

Depreciation and amortization includes depreciation of our equipment, as well as amortization of intangible asset relating to the email list. Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years.  Depreciation and amortization decreased to $16,076 during the quarter ended March 31, 2010, a decrease of 4% over costs of $16,701 during the same quarter in the prior year and a decrease of 22% from costs of $20,733 in the fourth quarter of 2009. This decrease in depreciation and amortization is due to the aging of the Company's equipment.

Stock based Compensation

Stock based compensation decreased to $9,306 during the quarter ended March 31, 2010, a decrease of 30% over stock based compensation of $13,250 during the same quarter in the prior year and a decrease of 17% from stock based compensation of $11,271 in the fourth quarter of 2009. The decrease in stock based compensation compared to the first and fourth quarters of 2009, is due to the expiration of stock options during 2009.

Profit on sale of US Gaming players

Effective October 12, 2006, the Company, in response to the United States Unlawful Internet Gambling Enforcement Act, sold its United States players and related assets for $1,200,050, to an arms length third party payable by the purchaser at a variable rate over the subsequent months until fully paid. We recognize the profit from the sale of these assets as and when payment is received. During the quarter ended March 31, 2010, we collected $5,000 of the $1,200,050 due, compared to payments received of $7,500 during the same quarter in the prior year and $15,000 in the fourth quarter of 2009.

            Income taxes

The Company incurred income tax expense of $6,583 during the quarter ended March 31, 2010, in relation to profits earned in its subsidiaries in different jurisdictions. No income taxes were payable in during the quarter ended March 31, 2009, as a result of the operating losses recorded in previous years. During the year ended December 31, 2005, the Bingo.com, Inc. merged with its subsidiary Bingo.com,

Ltd. in Anguilla, British West Indies. Anguilla is a zero tax jurisdiction and therefore accordingly, we have not booked an income tax benefit at March 31, 2010 and 2009.

            Net loss and loss per share

Net loss for the three months ended March 31, 2010, amounted to $344,806, a loss of $0.01 per share, an increase in net loss of 41% compared to a net loss of $243,974, a loss of $0.01 per share for the same period in 2009 and a increase in net loss of 20% compared to a net loss of $286,943 or $0.01 per share in the fourth quarter of 2009. The increase in net loss for the quarter ended March 31, 2010, compared to the first and fourth quarter of 2009, is due to increased expenses as a result of the strengthening of the Canadian Dollar in relation to the US Dollar, and the decrease in revenue as a result of the change in software platforms.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $297,662 and a negative working capital of $316,748 at March 31, 2010.  This compares to cash of $557,251 and a negative working capital of $19,801 at December 31, 2009. During the quarter ended March 31, 2010, the shares received in relation to the 1,360,000 private placement closed in the fourth quarter of 2009 were issued.

Subsequent to the quarter ended March 31, 2010, Bingo.com, Ltd. completed a private placement offering with Unibet Group plc of 15 million shares at $0.15 per share.  Total proceeds of the offering were $2,250,000.

During the quarter ended March 31, 2010, we used cash of $264,875 from operating activities compared to using cash of $139,625 in the same period in the prior year and compared to using cash of $156,801 in the fourth quarter of 2009.

Our future capital requirements will depend on a number of factors, including costs associated with the marketing of our Web portal, the success and acceptance of gaming operations and the possible acquisition of complementary businesses, products and technologies.

ITEM 4T.       Controls and Procedures

(a)        Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2010. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2010, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings

We are not currently a party to any legal proceeding, and was not a party to any other legal proceeding during the quarter ended March 31, 2010. We are currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2010.

Subsequent to the quarter ended March 31, 2010, we completed a private placement offering to Unibet Group plc of 15 million shares at $0.15 per share.  Total proceeds of the offering were $2,250,000.

ITEM 3.          Defaults Upon Senior Securities

Not applicable.

ITEM 4.          Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders during the period.

ITEM 5.          Other Information

During the quarter ended March 31, 2010, the Company changed its gaming software supplier.

Subsequent to the quarter ended March 31, 2010, the Company migrated its player database to the Unibet gaming network under its new whitelabel strategy. The Company sold it subsidiaries Bingo.com Services Limited and Bingo.com Operations Limited for $250,000.

ITEM 6.          Exhibits and reports on Form 8-K

Exhibits

The following instruments are included as exhibits to this Report.  Exhibits incorporated by reference are so indicated.

Exhibit Number	Description
4.4	Convertible Debenture between the Company and unrelated parties dated July 2, 2002. (b)
4.5	Common Stock Purchase Warrant between the Company and unrelated parties dated July 2, 2002. (b)
10.2	Asset Purchase Agreement by and between Bingo, Inc. and Progressive Lumber, Corp. dated January 18, 1999. (a)
10.24	Amended Consulting Agreement dated February 28, 2002, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (c)
10.29	Amendment of Asset Purchase Agreement dated July 1, 2002. (d)
10.32	Code of Business Conduct and Ethics dated December 22, 2006. (e)
31.1	Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 15, 2010.
31.2	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 15, 2010.
32.1	Certification from the Chief Executive Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 15, 2010.
32.2	Certification from the Chief Financial Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 15, 2010.

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

(e) Previously filed with the Company's report on Form 8-K on December 26, 2006.

Reports on Form 8-K.

During the quarter ended March 31, 2010, we filed an 8K announcing the change in auditors from Dohan and Company, CPA's to Davidson & Company LLP.

Reports Subsequent to the quarter ended March 31, 2010.

Subsequent to the quarter ended March 31, 2010, we filed an 8K announcing the completion of the private placement offering of 15 million shares at $0.15 per share.  Total proceeds of the offering were $2,250,000.

In addition, we filed an 8K announcing the sale of Bingo.com Services Limited and Bingo.com Operations Limited for $250,000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 15, 2010	BINGO.COM, LTD.
(Registrant)

Date:	May 15, 2010	/S/ T.M. Williams
T. M. Williams, Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

Date:	May 15, 2010	/S/ H. W. Bromley
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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of March 31, 2010, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ T. M. Williams                                                        Date: May 15, 2010

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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of March 31, 2010, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ H. W. Bromley                                                      Date: May 15, 2010

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the "Company") on Form 10-Q for the period ended March 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, T. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        May 15, 2010

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the "Company") on Form 10-Q for the period ended March 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        May 15, 2010

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.