Form 10-Q
period 2010-06-30
BINGO.COM LTD.
filed 2010-08-13
CIK 1318482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer's common stock, no par value per share, was 57,877,703 as of August 13, 2010.

 BINGO.COM, LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2010

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Balance Sheets

As at	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$2,227,660	$557,251
Accounts receivable less allowance for doubtful accounts $769,550 (December 31, 2009 - $774,550)	98,072	43,523
Prepaid expenses	32,755	72,770
Total Current Assets	2,358,487	673,544

Equipment, net	60,961	190,141

Other assets	16,948	148,552

Domain name rights and intangible assets	1,257,241	1,257,241

Deferred tax asset, less valuation allowance of $131,324 (December 31, 2009 - $148,023) (Note 7)	-	-

Total Assets	$3,693,637	$2,269,478

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$15,152	$89,419
Accrued liabilities	169,632	132,112
Accounts payable and accrued liabilities - related party (Note 8)	32,769	69,318
Provision for progressive jackpots	-	304,683
Players float	-	97,813
Total Current Liabilities	217,553	693,345

Commitments (Note 6)
Contingent liabilities (Notes 10 and 11)

Stockholders' equity (Note 5):
Common stock, no par value, unlimited shares authorized, 57,877,703 shares issued and outstanding (December 31, 2009 - 41,517,703)	17,275,888	14,799,154
Subscriptions received in advance	-	204,000
Accumulated deficit	(13,824,384)	(13,451,601)
Accumulated other comprehensive loss: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	3,476,084	1,576,133

Total Liabilities and Stockholders' Equity	$3,693,637	$2,269,478

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Operations

For Periods Ended June 30, 2010 and 2009

(Unaudited)

	Six Months ended June 30, 2010	Six Months ended June 30, 2009	Three Months ended June 30, 2010	Three Months ended June 30, 2009

Advertising revenue	$66,027	$91,865	$20,504	$51,967
Gaming revenue	1,557,697	2,744,881	348,428	1,460,149
Total revenue	1,623,724	2,836,746	368,932	1,512,116

Operating expenses:
Cost of producing revenue	1,167,333	1,822,303	309,931	951,954
Depreciation and amortization	25,762	34,017	9,686	17,316
Directors fees	4,500	-	3,000	-
General and administrative	223,936	270,131	87,130	157,048
Salaries, wages, consultants and benefits	536,911	497,078	274,923	257,279
Selling and marketing	347,717	789,746	33,630	455,501
Stock-based compensation	17,074	28,307	7,768	15,057
Total operating expenses	2,323,233	3,441,582	726,068	1,854,155

Loss before other income (expense) and income taxes	(699,509)	(604,836)	(357,136)	(342,039)

Other income (expense):
Foreign exchange gains (loss)	(484)	32,814	(4,798)	44,726
Gain on resolution of debt	-	35,039	-	12,219
Loss on disposal of equipment	(11,166)	-	(5,792)	-
Interest and other income	1,046	1,072	836	657
Reversal of progressive jackpots provision	193,051	-	193,051	-
Profit on the sale of subsidiary	177,832	-	177,832	-
Profit from sale of US players and related assets (Note 3)	5,000	27,500	-	20,000

(Loss) Profit before income taxes	(334,230)	(508,411)	3,993	(264,437)

Income tax expense	38,553	2,265	31,970	2,265

Net loss	$(372,783)	$(510,676)	$(27,977)	$(266,702)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.00)	$(0.01)

Weighted average common shares outstanding, basic and diluted	47,458,476	39,488,435	52,108,472	40,785,423

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the period ended June 30, 2010

(Unaudited)

	Common stock				Accumulated Other Comprehensive loss
	Shares	Amount	Subscription shares	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2009	41,517,703	$14,799,154	$204,000	$(13,451,601)	$ 24,580	$1,576,133

Issuance of Subscription shares	1,360,000	204,000	(204,000)	-	-	-

Private Placement	15,000,000	2,250,000				2,250,000

Stock-based compensation	-	17,074	-	-	-	17,074

Issuance of consultant stock Options	-	5,660	-	-	-	5,660

Net loss	-	-	-	(372,783)	-	(372,783)
Balance, June 30, 2010	57,877,703	$ 17,275,888	$ -	$ (13,824,384)	$ 24,580	$ 3,476,084

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2010 and 2009

(Unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(372,783)	$(510,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,762	34,017
Gain on resolution of debt	-	(35,039)
Loss on disposal of equipment	11,166	-
Stock-based compensation	17,074	28,307
Issuance of consultant stock option	5,660	5,661
Reversal of progressive jackpots provision	(193,051)	-
Profit on the sale of subsidiary	(177,832)	-
Profit from the sale of US players and related assets	(5,000)	(27,500)
Changes in operating assets and liabilities:
Accounts receivable	(76,750)	(40,551)
Prepaid expenses	2,155	28,374
Other assets	27,382	(27,873)
Accounts payable and accrued liabilities	10,000	67,975
Provision for progressive jackpots	5,522	85,132
Players float	(97,813)	43,364
Net cash used in operating activities	(818,508)	(348,809)

Cash flows from investing activities:
Acquisition of equipment	(2,602)	(12,444)
Proceeds from sale of US players and related assets	5,000	27,500
Proceeds on disposal of equipment	478	-
Proceeds on the sale of subsidiary, net of cash sold	236,041	-
Net cash provided by investing activities	238,917	15,056

Cash flows from financing activities:
Exercise of stock options	-	20,500
Private placement	2,250,000	750,000
Net cash provided by financing activities	2,250,000	770,500

Change in cash	1,670,409	436,747

Cash, beginning of period	557,251	412,002
Cash, end of period	$2,227,660	$848,749

Supplementary information:
Interest paid	$-	$-
Income taxes paid	$82	$2,625

Non-cash financing activity	$-	$-
Non-cash investing activity	$-	$-

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six months ended June 30, 2010 and 2009

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

Continuing operations

These consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses from operations for the quarter ended June 30, 2010 and 2009, and has an accumulated deficit of $13,824,384 as at June 30, 2010.

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

Six months ended June 30, 2010 and 2009

(Unaudited)

2.         Summary of significant accounting policies:

(a)    Basis of presentation:

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial statements include the accounts of the Company's wholly-owned subsidiaries, English Bay Office Management Limited (registered in British Columbia, Canada), Bingo.com N.V. (registered in Curacao, Netherlands Antilles), Coral Reef Marketing Inc. (registered in Anguilla), Bingo.com (Antigua) Inc., Bingo.com (Wyoming) Inc., Bingo Acquisition Corp, Bingo.com Services Limited (registered in the United Kingdom) and the 99% owned subsidiaries, Bingo.com (UK) plc. (registered in the United Kingdom) and Bingo.com Operations Limited (registered in Malta). Bingo.com Services Limited and Bingo.com Operations Limited accounts are included up to the date of sale of these subsidiaries (Note 3). All material inter-company balances and transactions have been eliminated in the consolidated financial statements.

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

Six months ended June 30, 2010 and 2009

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

Six months ended June 30, 2010 and 2009

(Unaudited)

2.   Summary of significant accounting policies (Continued):

(f)  New accounting pronouncements: (Continued)

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855)." This update provides amendments to Subtopic 855-10-50-4 and related guidance within U.S. GAAP to clarify that an SEC registrant is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. The Company has adopted this standard and will have no impact on our consolidated financial statements.

In July 2010, the FASB issued an Accounting Standards Update No. 2010-20, Receivables, Disclosure about the Credit Quality of Financing Receivables and Allowances for Credit Losses. The standard requires additional disclosure related to the credit quality of financing receivables, troubled debt restructurings and significant purchases or sales of financing receivables during the period. The standard requires that these disclosures and existing disclosures be presented on a disaggregated basis, similar to the manner that the entity uses to evaluate its credit losses. Disclosures of information as of the end of a reporting period are effective for interim and annual periods ending after December 15, 2010 (January 1, 2011 for the Company) and disclosures of activity that occurred during a reporting period are effective for interim and annual periods beginning after December 15, 2010. The Company is currently evaluating the impact of the standard on its disclosures.

In April 2010, the FASB issued ASU 2010-13, Compensation - Stock Compensation (Topic 718), amending ASC 718. ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which the entity's equity securities trade should not be classified as a liability if it otherwise qualifies as equity.  ASU 2010-13 also improves GAAP by improving consistency in financial reporting by eliminating diversity in practice.  ASU 2010-13 is effective for interim and annual reporting periods beginning after December 15, 2010 (January 1, 2011 for the Company).  The Company is currently evaluating the impact of ASU 2010-09, but does not expect its adoption to have a material impact on the Company's financial reporting and disclosures.

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

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six months ended June 30, 2010 and 2009

(Unaudited)

2.   Summary of significant accounting policies (Continued):

(g)   Financial instruments: (Continued)

 (ii)  Foreign currency risk:

The Company operates internationally, which gives rise to the risk that cash flows may be adversely impacted by exchange rate fluctuations.  The Company has not entered into any forward exchange contracts or other derivative instrument to hedge against foreign exchange risk.

3. Sale of subsidiaries:

Effective April 30, 2010, the Company sold Bingo.com Services Limited and Bingo.com Operations Limited in an arms length transaction for $250,000. Due to the migrating onto the Unibet International Limited white label platform and the Company's transition from providing active gaming operations to that of a marketing-focused entity, these subsidiaries and the assets contained therein no longer served a useful purpose to the Company.

The net assets of Bingo.com Services Limited and Bingo.com Operations Limited as at April 30, 2010 were as follows:

April 30, 2010
(Unaudited)

Assets
Current assets:
Cash	$13,956
Accounts receivable less allowance for doubtful accounts	22,204
Prepaid expenses	37,860
Total Current Assets	74,020

Equipment, net	94,376

Other assets	104,222

Total Assets	$272,618

Liabilities
Current liabilities:
Accounts payable	37,701
Accrued liabilities	45,595
Provision for progressive jackpots	117,154
Total Current Liabilities	$200,450

Net Assets	$72,168

Less Proceeds on the sale of subsidiaries	$250,000

Profit on the sale of subsidiaries	$177,832

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six months ended June 30, 2010 and 2009

(Unaudited)

4.   Sale of US players and related assets:

Effective October 12, 2006, the Company, in response to the United States Unlawful Internet Gambling Enforcement Act, sold its United States players and related assets for $1,200,050, payable by the arms-length purchaser at a variable rate over the subsequent months. There is no set period for repayment and is interest free. The Company has fully provided for the outstanding amount due.  The Company will recognize the profit from the sale of these assets as and when payment is received. During the quarter ended June 30, 2010, the Company collected $0 (2009 - $20,000) in payment for these assets.

Amount
Balance December 31, 2008	837,050

Payments received 2009	(62,500)

Balance December 31, 2009	774,550

Payments received during the period	(5,000)

Balance remaining June 30, 2010	$769,550

5.    Stockholder's Equity:

During the quarter ended June 30, 2010, Bingo.com, Ltd. completed a private placement offering with Unibet Group plc of 15 million shares at $0.15 per share.  Total proceeds of the offering were $2,250,000.

During the quarter ended March 31, 2010, Bingo.com, Ltd. issued 1,360,000 shares for $0.15 per share pursuant to a private placement, whose proceeds of $204,000 were received in the fourth quarter of fiscal 2009.

Stock based compensation expense of $7,768 (June 30, 2009 - $15,057) was due to the vesting of options during the quarter. No options were granted or exercised during the period.

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months ended June 30, 2010	Three Months ended June 30, 2009
Expected dividend yield	-	-
Expected stock price volatility	52 - 172%	82 - 172%
Weighted average volatility	117%	127%
Risk-free interest rate	2.82 - 4.52%	2.82 - 4.52%
Expected life of options	2.5 - 5 years	2.5 - 5 years
Forfeiture rate	7%	7%

During the quarter ended June 30, 2010, 610,000 options expired unexercised. During the quarter ended March 31, 2010, 491,250 options expired unexercised. Subsequent to the quarter ended June 30, 2010, 610,000 options expired unexercised.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six months ended June 30, 2010 and 2009

(Unaudited)

6.   Commitments:

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

Minimum lease payments under these operating leases are approximately as follows:

2010	$23,631
2011	-
2012	-

The Company paid rent expense totaling $29,717 for the quarter ended June 30, 2010 (June 30, 2009 - $23,233).

Effective August 1, 2010, the Company's management consulting agreement with T.M. Williams (Row), Ltd., an Anguilla incorporated company and Mr. Williams dated August 20, 2001, (the "Williams Agreement"), amended February 28, 2002, is amended to a consultancy payment of US$11,666 per month payable in arrears.  This contract is for the provision of services by Mr. Williams as President and Chief Executive Officer of the Company.

7.    Income Taxes:

Bingo.com, Ltd. is domiciled in the tax-free jurisdiction of Anguilla, British West Indies. However certain of the Company's subsidiaries, especially the sold subsidiary Bingo.com Operations Limited, incur income taxation. The Company has provided $13,497 during the quarter ended June 30, 2010, for income tax (December 31, 2009 - $15,154)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2010, and December 31, 2009, are presented below:

	June 30, 2010	December 31, 2009
Deferred tax assets:
Net operating loss carry forwards	$131,324	$148,023

Valuation Allowance	(131,324)	(148,023)
	$-	$-

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

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six months ended June 30, 2010 and 2009

(Unaudited)

8.    Related Party Transactions:

The Company has a liability of $11,666 (December 31, 2009 - $2,897), to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by the current director and officer of the Company.

The Company has a liability of $265 (December 31, 2009 - $1,616), to a director and officer of the Company for payment of services rendered and expenses incurred by the director and officer of the Company.

Payments made to Bingo, Inc. in relation to the domain name purchase payment totaled $14,838 during the quarter ended June 30, 2010 (Quarter ended June 30, 2009 - $61,317). As at June 30, 2010, the Company has a liability of $14,838 (December 31, 2009 - $61,805) to Bingo, Inc.

The Company has a liability of $6,000 (December 31, 2009 - $3,000), to independent directors of the Company for payment of services rendered.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

9.    Segmented information:

Revenue

The Company operates in one reportable business segment, the business of providing games and entertainment based on the game of bingo through its Internet portal, bingo.com, supported mainly by the revenue generated from the deposits received for the games for money and selling advertising on the website.

The revenue for the quarter ended June 30, 2010 and 2009, has been derived primarily from the revenue generated from the deposits received for the games for money.

Equipment

The Company's equipment is located as follows:

Net Book Value	June 30, 2010	December 31, 2009

Canada	$40,101	$58,937
Curacao, Netherlands Antilles	20,860	25,031
Malta	-	106,173
	$60,961	$190,141

10.       Concentrations:

            Major customers

For the quarter ended June 30, 2010, there was no single player on the gaming site who had wagered more than 10% of the total gaming revenue. The Company is reliant on Unibet International Limited ("Unibet") for the white label platform. The Company has a receivable from Unibet of $47,530 as at June 30, 2010 (December 31, 2009 - $nil).

During the quarter ended June 30, 2010 and 2009, the Company offered limited advertising. Therefore there were no advertising sales representing more than 10% of the total sales.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six months ended June 30, 2010 and 2009

(Unaudited)

11.  Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions. At June 30, 2010, the Company had total cash balances of $2,227,660 (December 31, 2010 - $557,251) at financial institutions, where $1,493,405 (December 31, 2009 - $91,023) is in excess of federally insured limit.

The Company has concentrations of credit risk with respect to accounts receivable, as large amounts of its accounts receivable are concentrated geographically in Curacao and the United Kingdom amongst a small number of customers.

As of June 30, 2010, two customers totaling $47,530 and $37,418, who accounted for total accounts receivable greater than 10%. As of December 31, 2009, the Company had four customers, totaling $11,136, $5,951, $4,805 and $4,629 who accounted for greater than 10% of the total accounts receivable.

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

OVERVIEW

Bingo.com, Ltd. (the "Company") is in the business of owning and marketing a bingo based web portal designed to provide a variety of Internet based games played by individuals plus other forms of entertainment, including an online community, chat rooms, and more. Using our bingo.com domain name and incorporating a variety of games and content to attract and retain a large number of subscribers, we have built one of the leading bingo-based portals on the Internet. Our website has attracted millions of visitors of which over 1,975,000 have gone through a detailed sign-up process and become registered users. The levels of Internet traffic have a direct impact on our revenues as, generally, the greater the Internet traffic, the greater the amount of gaming or advertising revenue received.

We generate revenue from players depositing funds into their account on our website and then playing games for money. An additional source of revenue comes from selling advertising on our portal to other companies who wish to advertise their products to our user demographic. We obtained a gaming license and commenced gaming operations from Curacao, Netherlands Antilles in May 2005. The Company was granted a license by the Lotteries and Gaming Authority of Malta, and commenced operating under this Maltese license in March 2009. This license enabled us to advertise in the United Kingdom. During the quarter ended June 30, 2010, we migrated to the Unibet International Limited ("Unibet") partner program as a network operator of their multi-language and multi-currency bingo and casino systems. Our players now play pursuant to Unibet's licences in the relevant jurisdictions. Bingo.com players will be combined with the gaming liquidity on Unibet's popular Mariabingo.com and Bingo.se websites to create one of the largest and most international online bingo systems in operation.

Our website provides players the ability to purchase bingo cards online for cash, with the winner of each bingo game winning a percentage of the total cards purchased for that particular bingo game. The bingo.com website is divided into two main sections: (1) the main section is accessible to players from countries where the Company offers its pay-to-play games; and, (2) the second section focused on a free-to-play offering for the remaining countries.  Depending on the pay-to-play or free-to-play section of the website, the Company provides online entertainment content to players consisting of multiplayer bingo games, video poker, casino games and slot machines.  We also offer all our players other forms of entertainment such as chat rooms and member profiles.

We intend to build the existing business by marketing to many different languages and currencies that we expect will hold existing subscribers as well as attract new subscribers and allow us to generate more revenue.

We have made a significant investment in the development of our website, purchase of domain name, branding, marketing, and maintaining operations.  As a result we have incurred significant losses since inception, and as of June 30, 2010, had an accumulated deficit of $13,824,384.

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

During the quarter ended June 30, 2007, we launched our United Kingdom focused website, with games targeted to the United Kingdom audience and the games played in British pounds sterling. Gaming revenue from the Bingo.com website accounted for approximately 94% of our revenue for the quarter ended June 30, 2010.

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

RESULTS OF OPERATIONS

            Revenue

Total revenue decreased to $368,932 for the quarter ended June 30, 2010, a decrease of 76% from revenue of $1,512,116 for second quarter of 2009 and a decrease of 71% from revenue of $1,254,792 in the first quarter of 2010. Gaming Revenue decreased to $348,428, a decreased of 76% in the quarter ended June 30, 2010, compared Gaming Revenue of $1,460,149 in the second quarter of 2009 and a 71% decrease from revenue of $1,209,269 in the first quarter of 2010. During the quarter ended June 30, 2010, we migrated our players to Bingo.com players to the Unibet partner program. The decrease compared to the second quarter of 2009 and the first quarter of 2010, is due to a decrease in cash game play, especially as a result of a second platform change within six months. We earned advertising revenue of $20,504 in the quarter ended June 30, 2010, a decrease of 61% from advertising revenue of $51,967 in the second quarter of 2009 and a decrease of 55% from advertising revenue of $45,523 in the first quarter of 2010. During the quarter ended March 31, 2010 the Company suspended sales of new advertising.

Cost of producing revenue

We recorded cost of producing revenue of $309,931 during the quarter ended June 30, 2010, a decrease of 67% compared to costs of $951,954 for the second quarter of 2009 and a decrease of 64% over costs of $857,402 in the first quarter of 2010. Cost of producing revenue consists of bonuses granted on deposits made by players, the cost of hosting the website, payment processing fees in relation to deposits from and withdrawals to our players, software license fees, and the domain name purchase payments. The decrease in cost of producing revenue for the quarter ended June 30, 2010, compared to the second quarter of 2009 and the first quarter of 2010, is due to the migration to the Unibet partner program, whereby the cost of some bonuses, hosting the website, payment processing fees, software license fees and other expenses are incurred by Unibet International Limited in exchange for a commission on the white label revenue payment.

            Sales and marketing expenses

Sales and marketing expenses decreased by 93% to $33,630 for the quarter ended June 30, 2010, a decrease over expenses of $455,501 in the second quarter of 2010 and a decrease of 89% from expenses of $314,087 in the first quarter of 2010. Sales and marketing expenses principally include costs for signup bonuses, marketing, prizes for our players and other bonuses and incentives offered to gaming players. The decrease in sales and marketing expenses for the quarter ended June 30, 2010, compared to the second quarter of 2009 and the first quarter of 2010, is due to migration to the Unibet partner program where significantly lower marketing bonus are granted to players.

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

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our office, legal and professional fees, and other general corporate and office expenses. General and administrative expenses decreased to $87,130 for the second quarter of 2010, a decrease of 45% from costs of $157,048 for the second quarter of 2009 and a decrease of 36% from costs of $136,806 in the first quarter of 2010. The decrease in general and administrative expenses for the quarter ended June 30, 2010, compared to the second quarter of 2009 and the first quarter of 2010, is due to migration to the Unibet partner program whereby we have reduced many of our costs, especially the development of the bingo.com website.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants and benefits increased by 7% to $274,923 for the quarter ended June 30, 2010, compared to salaries, wages, consultants and benefits of $257,279 in the second quarter of 2009 and a decrease of 5% over salaries, wages, consultants and benefits of $261,988 in the first quarter of 2010. The majority of the Company's salaries, wages, consultants and benefits are incurred in Canadian Dollars. Due to the migration to the Unibet partner program, we no longer required certain staff so we have reduced staff and paid out retrenchment packages.

Depreciation and amortization

Depreciation and amortization includes depreciation of our equipment, as well as amortization of intangible asset relating to the email list. Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years.  Depreciation and amortization decreased to $9,686 during the quarter ended June 30, 2010, a decrease of 44% over costs of $17,316 during the same quarter in the prior year and a decrease of 40% from costs of $16,076 in the first quarter of 2010. This decrease in depreciation and amortization is due to the sale of the subsidiary, Bingo.com Operations Limited during the quarter ended June 30, 2010.

Stock based Compensation

Stock based compensation decreased to $7,768 during the quarter ended June 30, 2010, a decrease of 48% over stock based compensation of $15,057 during the same quarter in the prior year and a decrease of 17% from stock based compensation of $9,306 in the first quarter of 2010. The decrease in stock based compensation compared to the second quarter of 2009 and the first quarter of 2010, is due to the expiration of stock options as a result of the retrenchment of staff and due to stock options expiring.

Profit on sale of US Gaming players

Effective October 12, 2006, the Company, in response to the United States Unlawful Internet Gambling Enforcement Act, sold its United States players and related assets for $1,200,050, to an arms length third party payable by the purchaser at a variable rate over the subsequent months until fully paid. We recognize the profit from the sale of these assets as and when payment is received. During the quarter ended June 30, 2010, we collected $nil of the $1,200,050 due, compared to payments received of $20,000 during the same quarter in the prior year and $5,000 in the first quarter of 2010.

            Income taxes

The Company incurred income tax expense of $31,970 during the quarter ended June 30, 2010, in relation to profits earned in its subsidiaries in different jurisdictions, compared to income tax expense of $2,265 during the second quarter of 2009. During the year ended December 31, 2005, Bingo.com, Inc. merged with its subsidiary Bingo.com, Ltd. in Anguilla, British West Indies. Anguilla is a zero tax jurisdiction and therefore accordingly, we have not booked an income tax benefit at June 30, 2010 and 2009.

            Other Income

During the quarter ended June 30, 2010, we sold the subsidiaries Bingo,com Services Limited and Bingo.com Operations Limited for $250,000 and recorded a profit on the sale of these subsidiaries of $177,832.

During the quarter ended June 30, 2010, we reversed a provision of $193,051 for progressive jackpots from old jackpot games from the Abberant gaming system, which was discontinued in January 2010.

            Net loss and loss per share

Net loss for the three months ended June 30, 2010, amounted to $27,977, a loss of $0.00 per share, an decrease in net loss of 90% compared to a net loss of $266,702, a loss of $0.01 per share for the same period in 2009 and a decrease in net loss of 92% compared to a net loss of $344,806 or $0.01 per share in the first quarter of 2010. The decrease in net loss for the quarter ended June 30, 2010, compared to the second quarter of 2009 and the first quarter of 2010, is due to the reduction in expenses as a result of migrating to the Unibet partner platform, the reversal of the progressive jackpot provision and the profit from the sale of the subsidiaries Bingo.com Services Limited and Bingo.com Operations Limited.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $2,227,660 and a working capital of $2,140,934 at June 30, 2010.  This compares to cash of $557,251 and a negative working capital of $19,801 at December 31, 2009.

During the quarter ended June 30, 2010, Bingo.com, Ltd. completed a private placement offering with Unibet Group plc of 15 million shares at $0.15 per share.  Total proceeds of the offering were $2,250,000.

During the quarter ended March 31, 2010, the shares were issued in relation to the 1,360,000 private placement closed in the fourth quarter of 2009.

During the quarter ended June 30, 2010, we used cash of $553,633 from operating activities compared to using cash of $209,185 in the same period in the prior year and compared to using cash of $264,875 in the first quarter of 2010. This increase compared to the second quarter of 2009 and the first quarter of 2010, is due to the sale of the subsidiaries, the reversal of the progressive jackpot provision and the transfer of the player float to the Unibet International Limited Partner program.

Our future capital requirements will depend on a number of factors, including costs associated with the marketing of our Web portal, the success and acceptance of gaming operations and the possible acquisition of complementary businesses, products and technologies.

Subsequent event:

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

Subsequent to the quarter ended June 30, 2010, the Company engaged an independent valuation company, Evans & Evans, Inc. to value the remaining 4% Domain Name Purchase payments, for the option of acquiring the 4% Domain Name Purchase payments. Evans & Evans Inc. concluded the valuation of the 4% Domain Name is between $1.4 and $1.6 million. (Exhibit 10.34)

ITEM 4T.       Controls and Procedures

(a)        Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2010. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2010, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings

We are not currently a party to any legal proceeding, and was not a party to any other legal proceeding during the quarter ended June 30, 2010. We are currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2010, we completed a private placement offering to Unibet Group plc of 15 million shares at $0.15 per share.  Total proceeds of the offering were $2,250,000.

ITEM 3.          Defaults Upon Senior Securities

Not applicable.

ITEM 4.          Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2010, we held our Annual Meeting of Stockholders for the purposes of electing our directors and to ratify the appointment of Davidson & Company LLP, Chartered Accountants, as our independent auditors for the 2010 fiscal year. The Company issued a schedule 14A proxy statement to the shareholders on April 30, 2010.

All nominees for directors were elected and the appointment of auditors was ratified. The voting on each matter is set forth below:

Election of the Directors of the Company.

Nominee	For	Against	Abstain	Not Voted
T. M. Williams	29,872,378	26,124	12,760	3,415,767
J. M. Williams	29,871,878	26,624	12,760	3,415,767
C. M. Devereux	29,875,197	23,305	12,760	3,415,767
G. Whitton	29,875,638	22,864	12,760	3,415,767
F. Curtis	29,875,638	22,864	12,760	3,415,767
P. Nylander	15,609,389	-	-	-

Mr. P. Nylander, was nominated at the Annual General Meeting.

Proposal to ratify the appointment of Davidson & Company LLP, Chartered Accountants as our independent auditors for the 2010 fiscal year.

For	Against	Abstain	Not Voted
33,056,466	160,231	110,332	-

ITEM 5.          Other Information

During the quarter ended June 30, 2010, the Company migrated its player database to the Unibet gaming network under its new whitelabel strategy.

The Company sold it subsidiaries Bingo.com Services Limited and Bingo.com Operations Limited for $250,000.

Subsequent to the quarter ended June 30, 2010, the Company engaged an independent valuation company, Evans & Evans, Inc. to value the remaining 4% Domain Name Purchase payments, for the option of acquiring the 4% Domain Name Purchase payments (Exhibit 10.34). Evans & Evans Inc. concluded the valuation of the 4% Domain Name purchase payments is between $1.4 and $1.6 million.

ITEM 6.          Exhibits and reports on Form 8-K

Exhibits

The following instruments are included as exhibits to this Report.  Exhibits incorporated by reference are so indicated.

Exhibit Number	Description
4.4	Convertible Debenture between the Company and unrelated parties dated July 2, 2002. (b)
4.5	Common Stock Purchase Warrant between the Company and unrelated parties dated July 2, 2002. (b)
10.2	Asset Purchase Agreement by and between Bingo, Inc. and Progressive Lumber, Corp. dated January 18, 1999. (a)
10.24	Amended Consulting Agreement dated February 28, 2002, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (c)
10.29	Amendment of Asset Purchase Agreement dated July 1, 2002. (d)
10.32	Code of Business Conduct and Ethics dated December 22, 2006. (e)
10.33	Amended Consulting Agreement dated June 16, 2010, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (f)
10.34	Executive Summary of Comprehensive Valuation Report by Evans & Evans Inc. on the Bingo.com, Ltd. 4% Domain Name Purchase Payments
31.1

Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 13, 2010.

31.2

Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 13, 2010.

32.1	Certification from the Chief Executive Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 13, 2010.
32.2	Certification from the Chief Financial Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 13, 2010.

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

(e) Previously filed with the Company's report on Form 8-K on December 26, 2006.

(f) Previously filed with the Company's report on Form 8-K on June 17, 2010.

Reports on Form 8-K.

During the quarter ended June 30, 2010, we filed an 8K announcing the completion of the private placement offering of 15 million shares at $0.15 per share.  Total proceeds of the offering were $2,250,000. Included in this 8K, we announced the sale of Bingo.com Services Limited and Bingo.com Operations Limited for $250,000.

In addition, during the quarter ended June 30, 2009, we filed an 8K announcing the results of our Annual General Meeting and the amendment to the Consulting agreement, with T. M. Williams (ROW) Inc and Mr. T. M. Williams.

Reports Subsequent to the quarter ended June 30, 2010.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 13, 2010	BINGO.COM, LTD.
(Registrant)
Date:	August 13, 2010	/S/ T.M. Williams
T. M. Williams, Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)
Date:	August 13, 2010	/S/ H. W. Bromley
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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of June 30, 2010, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5. Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ T. M. Williams                                                        Date: August 13, 2010

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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of June 30, 2010, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5. Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ H. W. Bromley                                                      Date: August 13, 2010

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the "Company") on Form 10-Q for the period ended June 30, 2010, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, T. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        August 13, 2010

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the "Company") on Form 10-Q for the period ended June 30, 2010, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        August 13, 2010

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 10.34

Evans & Evans, Inc.

400 BURRARD STREET

SUITE 1610

VANCOUVER, BRITISH COLUMBIA

CANADA, V6C 3A6

Tel:   (604) 408-2222

Fax:  (604) 408-2303

www.evansevans.com

July 29, 2010

BINGO.COM, LTD.

1405 - 1166 Alberni Street

Vancouver, British Columbia V6E 3Z3

Attention: Independent Committee of the Board of Directors

Dear Sirs:

Re: Executive Summary of Comprehensive Valuation Report on the BCL Royalty

Introduction

Evans & Evans, Inc. ("Evans & Evans") was engaged by the Independent Committee of the Board of Directors (the "Committee") of Bingo.com, Ltd. ("BCL" or the "Company") to prepare a Comprehensive Valuation Report (the "Report") with regards to the fair market value of the BCL Royalty (refer to below for a description of the BCL Royalty).

On January 18, 1999, the Company purchased the exclusive right to use the domain name bingo.com for (i) a $200,000 cash payment, (ii) 500,000 shares of the Company's common stock and (iii) an agreement to pay, on an ongoing basis, the Domain Name Purchase Price ("DNPP") amounting to 4% of the Company's annual gross revenues (the "BCL Royalty"), for the 99 year period ended December 31, 2098.  Management has noted the Company has entered into an agreement to crystallize the DNPP through a one-time payment of shares of Bingo.com.

The Report is intended to provide an opinion as to the fair market value of the BCL Royalty as at July 1, 2010 (the "Valuation Date").  The Report may be used, with Evans & Evans' permission, for inclusion in any public disclosure documents in connection with crystallizing the BCL Royalty into a one-time payment.

Evans & Evans, or its staff and associates, will not assume any legal and financial responsibility or liability for losses incurred by the Company and/or its respective directors, officers, management, advisors and representatives and or any other parties as a result of the circulation, publication, reproduction, or use of the Report, or any excerpts thereto as well as such use contrary to the provisions of this section of the Report.  Evans & Evans reserves the right to review all calculations included or referred to in the Report and, if Evans & Evans considers it necessary, to revise the Report in light of any information existing at the Valuation Date which becomes known to Evans & Evans after the date of the Report.

Evans & Evans, Inc.

BINGO.COM, LTD.

Executive Summary of Comprehensive Valuation Report

The following is a summary of the material terms of the final version of the Report dated July 27, 2010. This summary is not intended to be complete and is qualified in its entirety by the full text of the Report.  Evans & Evans believes that their analysis, as described in the Report, must be considered as a whole and that to focus on specific portions of such analysis and of the factors considered, without considering all analyses and factors, could create an incomplete and misleading view of the processes underlying the Report. The Report represents the opinion of Evans & Evans.

Definition of Fair Market Value

In this Report, fair market value is defined as the highest price available in an open and unrestricted market between informed and prudent parties, acting at arms' length and under no compulsion to act, expressed in terms of cash.

With respect to the market for the shares of a company viewed "en bloc" or an asset there are, in essence, as many "prices" for any business interest as there are purchasers and each purchaser for a particular "pool of assets", be it represented by overlying shares or the assets themselves, can likely pay a price unique to it because of its ability to utilize the assets in a manner peculiar to it.

In any open market transaction, a purchaser will review a potential acquisition in relation to what economies of scale (e.g., reduced or eliminated competition, ensured source of material supply or sales, cost savings arising on business combinations following acquisitions, and so on), or "synergies" that may result from such an acquisition.

Theoretically, each corporate purchaser can be presumed to be able to enjoy such economies of scale in differing degrees and therefore each purchaser could pay a different price for a particular pool of assets than can each other purchaser.  Based on our experience, it is only in negotiations with such a special purchaser that potential synergies can be quantified and even then, the purchaser is generally in a better position to quantify the value of any special benefits than is the vendor.

In this engagement Evans & Evans has not exposed the BCL Royalty for sale in the open market and was therefore unable to determine the existence of any special interest purchasers who might be prepared to pay a price equal or greater than the fair market value (assuming the existence of special interest purchasers) outlined in the Report. As noted above, special interest purchasers might be prepared to pay a price higher than fair market value for the synergies noted above.

Scope of Review

In preparing the Report, Evans & Evans relied on information provided by the management of BCL as well as publicly available documents and information on the Company.  Documents and sources of information utilized or reviewed by Evans included the following:  For BCL: interviews with key members of BCL's management team; a review of BCL's press releases for the preceding 24 months, EDGAR filings for the preceding 12 months and share trading price for the preceding 12 months; a review of BCL's website; a review of certain material agreements; a review of audited and management prepared financial statements of BCL; a review of BCL's forecasts; a review of various financial data related to BCL; a review of BCL's market through various publications; a review of a summary of BCL's outstanding securities; a review of information on Unibet International Limited ("Unibet"); and, interviews with competitors and a review of financial and stock market trading of such entities where available.

Evans & Evans, Inc.

BINGO.COM, LTD.

Executive Summary of Comprehensive Valuation Report

Assumptions

Evans & Evans made the following assumptions in completing the Report as at the Valuation Date: (1) The Company's financial information, as provided by the representatives of the Company, is assumed to be accurate and complete. Evans & Evans has not verified the accuracy or completeness of this financial data; (2) Evans & Evans has assumed that the Company and all of its related parties and their principals have no current and/or other contingent liabilities, unusual contractual arrangements, or substantial commitments, other than in the ordinary course of business, nor litigation pending or threatened, nor judgments rendered against, other than those disclosed by management and included in the Report, (the Report is not a formal fairness opinion) that would affect Evans & Evans' evaluation or comments; (3) The Company has complied with all government taxation, import and export and regulatory practices as well as all aspects of its contractual agreements that would have an effect on the Report, and there are no other material agreements entered into by the Company that are not disclosed in the Report; and, (4) The Company has satisfactory title to all of its assets and there are no liens or encumbrances on such assets nor have any assets been pledged in any way.

Valuation Methodologies

In valuing an asset and/or a business, there is no single or specific mathematical formula.  The particular approach and the factors to consider will vary in each case. Where there is evidence of open market transactions having occurred involving the shares, or operating assets, of a business interest, those transactions may often form the basis for establishing the value of the company. In the absence of open market transactions, the three basic, generally-accepted approaches for valuing a business interest are:

(a) The Income / Cash Flow Approach;

(b) The Market Approach; and

(c) The Cost or Asset-Based Approach.

Evans & Evans believed the most appropriate method to determine the fair market value of the BCL Royalty was a weighted approach giving consideration to two Income Approaches, namely a Modified Discounted Cash Flow Method and a Capitalized Cash Flow Method.  The Modified Discounted Cash Flow Method involves estimating the probability of future cash flows to be derived from the BCL Royalty based on the information and assessments outlined in the Report. The Modified Discounted Cash Flow Method was deemed appropriate given the new agreement with Unibet which is expected to increase revenues over historical levels.  Evans & Evans also deemed it important to consider the historical cash flows associated with the BCL Royalty, given the early stage of the Unibet agreement and accordingly the inability to forecast how quickly revenues will grow.

Modified Discounted Cash Flow Method

A traditional discounted cash flow analysis was combined with probability-weighted scenarios - this is referred to as a First Chicago Method.  Such a method takes into consideration that a firm such as the Company may:

1.       Have varying degree of revenue growth for a number of years, partly because of the high marketing costs for securing and retaining new players.

2.       Market penetration may vary over time as the Company attempts to ramp up marketing efforts in new geographic regions.

Evans & Evans, Inc.

BINGO.COM, LTD.

Executive Summary of Comprehensive Valuation Report

3.       Operating revenues that are somewhat uncertain (i.e., uncertainty with respect to regulations in the gaming market and the Company's ability to capture new players).

In assessing discount rates to management's projections, Evans & Evans selected discount rates in the range of 25% to 30%.

Four separate discounted cash flow analyses were performed to reflect the differing probabilities associated with achieving the financial projections. The purpose of the probability weighting is to address the uncertainty associated with the projected cash flows from the BCL Royalty while utilizing traditional valuation approaches. Uncertainty of future results is always the most difficult part of determining a reasonable fair market value for a business and the use of probability-weighted scenarios is a way to manage such uncertainty and provide a reasonable valuation conclusion.

The results of using these four different scenarios above as well as applying appropriate discount rates in carrying out a Modified Discounted Cash Flow Method results in a fair market value of the BCL Royalty deemed to be $2.61 million

Capitalized Cash Flow Method

In undertaking a Capitalized Cash Flow Method for the BCL Royalty, it is first necessary to determine the indicated after-tax cash flow the BCL Royalty is capable of generating, i.e., the sustainable level of after-tax cash flow which a notional purchaser would realize in the future from the BCL Royalty.

A weighted average after-tax BCL Royalty of $180,000 to $230,000 per annum results from multiplying the actual BCL Royalty for fiscal years 2007, 2008, 2009 and budgeted 2010.

Under the Capitalized Cash Flow Method, the fair market value of the BCL Royalty is in the range of $800,000.

Valuation Conclusion

In arriving at the low end of the range of value for the BCL Royalty, Evans & Evans deemed it appropriate to rely more heavily on the Capitalized Cash Flow Method as this is driven by the Company's actual results and the historical levels of the BCL Royalty.

In arriving at the high end of the fair market value, the Modified Discounted Cash Flow Method was given more weighting as this is reflective of the results the Company anticipates in the future given the change in business model that was driven by the agreement with Unibet.

It is the opinion of Evans & Evans, Inc., given the scope of its engagement and with reference to its engagement letter that the fair market value of the BCL Royalty as at the Valuation Date is in the range of $1.4 million to $1.6 million.

Credentials of Evans, Inc.

Evans & Evans is a Canadian corporate finance advisory and valuation firm with offices across Canada and also in the U.S. and China. Evans & Evans offers a range of independent and advocate services including valuation and fairness opinions, business planning and research, mergers and acquisitions advice, business due diligence, market and competitive research and capital formation assistance.

Evans & Evans, Inc.

BINGO.COM, LTD.

Executive Summary of Comprehensive Valuation Report

Certification & Independence

The analyses, opinions, calculations and conclusions were developed, and the Report were prepared in accordance with the standards set forth by the Canadian Institute of Chartered Business Valuators.  The fee established for the Report has not been contingent upon the value or other opinions presented.

Evans & Evans has no present or prospective interest in the Company or the BCL Royalty, and we have no personal interest with respect to the parties involved.

Yours very truly,

"signed"

EVANS & EVANS, INC.

Evans & Evans, Inc.