Form 10-Q
period 2010-09-30
BINGO.COM LTD.
filed 2010-11-10
CIK 1318482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer's common stock, no par value per share, was 63,877,703 as of November 10, 2010 ..

BINGO.COM, LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2010

Notes to the Consolidated Financial Statements	6

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Balance Sheets

As at	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash	$1,935,764	$557,251
Accounts receivable less allowance for doubtful accounts $150,000 (December 31, 2009 - $774,550)	180,662	43,523
Prepaid expenses	4,869	72,770
Total Current Assets	2,121,295	673,544

Equipment, net	32,315	190,141

Other assets	20,100	148,552

Domain name rights and intangible assets (Note 5)	2,157,241	1,257,241

Deferred tax asset, less valuation allowance of $133,267 (December 31, 2009 - $148,023) (Note 8)	-	-

Total Assets	$4,330,951	$2,269,478

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$13,200	$89,419
Accrued liabilities	110,212	132,112
Accounts payable and accrued liabilities - related party (Note 9)	22,240	69,318
Provision for progressive jackpots	-	304,683
Players float	-	97,813
Total Current Liabilities	145,652	693,345

Commitments (Note 7)
Contingent liabilities (Notes 11 and 12)

Stockholders' equity (Note 6):
Common stock, no par value, unlimited shares authorized, 63,877,703 shares issued and outstanding (December 31, 2009 - 41,517,703)	18,230,610	14,799,154
Subscriptions received in advance	-	204,000
Accumulated deficit	(14,069,891)	(13,451,601)
Accumulated other comprehensive loss: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	4,185,299	1,576,133

Total Liabilities and Stockholders' Equity	$4,330,951	$2,269,478

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Operations

For Periods Ended September  30, 2010 and 2009

(Unaudited)

	Nine Months ended September 30, 2010	Nine Months ended September 30, 2009	Three Months ended September 30, 2010	Three Months ended September 30, 2009

Advertising revenue	$80,792	$144,627	$14,764	$52,762
Gaming revenue	1,625,128	4,128,415	82,745	1,383,534
Total revenue	1,705,920	4,273,042	97,509	1,436,296

Operating expenses:
Cost of producing revenue	1,149,738	2,784,828	-	962,525
Depreciation and amortization	32,182	52,389	6,420	18,372
Directors fees	6,000	4,500	1,500	4,500
General and administrative	294,422	396,915	70,486	126,784
Salaries, wages, consultants and Benefits	709,668	762,343	172,757	265,265
Selling and marketing	389,308	1,217,057	39,309	427,311
Stock-based compensation	68,967	52,406	51,893	24,099
Total operating expenses	2,650,285	5,270,438	342,365	1,828,856

Loss before other income (expense) and income taxes	(944,365)	(997,396)	(244,856)	(392,560)

Other income (expense):
Foreign exchange gains (loss)	18,076	15,814	18,560	(17,000)
Gain on resolution of debt	-	35,039	-	-
Loss on disposal of equipment	(31,919)	(1,240)	(20,753)	(1,240)
Interest and other income	2,588	1,441	1,542	369
Reversal of progressive jackpots Provision	193,051	-	-	-
Profit on the sale of subsidiaries (Note 3)	177,832	-	-	-
Profit from sale of US players and related assets (Note 4)	5,000	47,500	-	20,000

Loss before income taxes	(579,737)	(898,842)	(245,507)	(390,431)

Income tax expense	38,553	2,266	-	1

Net loss	$(618,290)	$(901,108)	$(245,507)	$(390,432)

Net loss per common share, basic and diluted	$(0.01)	$(0.02)	$(0.00)	$(0.01)

Weighted average common shares outstanding, basic and diluted	51,629,058	40,149,214	58,861,310	41,449,225

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the period ended September 30, 2010

(Unaudited)

	Common stock				Accumulated Other Comprehensive loss
	Shares	Amount	Subscriptions received in advance	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2009	41,517,703	$14,799,154	$204,000	$(13,451,601)	$ 24,580	$1,576,133

Issuance of Subscription Shares	1,360,000	204,000	(204,000)	-	-	-

Private Placement	15,000,000	2,250,000				2,250,000

Shares issued for the 4% Domain Name	6,000,000	900,000				900,000

Stock-based compensation	-	68,967	-	-	-	68,967

Issuance of consultant stock Options	-	8,489	-	-	-	8,489

Net loss	-	-	-	(618,290)	-	(618,290)
Balance, September 30, 2010	63,877,703	$ 18,230,610	$ -	$ (14,069,891)	$ 24,580	$4,185,299

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2010 and 2009

(Unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(618,290)	$(901,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,182	52,389
Gain on resolution of debt	-	(35,039)
Loss on disposal of equipment	31,919	1,240
Stock-based compensation	68,967	52,407
Issuance of consultant stock option	8,489	8,489
Reversal of progressive jackpots provision	(193,051)	-
Profit on the sale of subsidiary	(177,832)	-
Profit from the sale of US players and related assets	(5,000)	(47,500)
Changes in operating assets and liabilities:
Accounts receivable	(159,343)	(38,800)
Prepaid expenses	30,041	49,052
Other assets	24,230	(26,239)
Accounts payable and accrued liabilities	(61,901)	67,485
Provision for progressive jackpots	5,522	107,082
Players float	(97,813)	29,479
Net cash used in operating activities	(1,111,880)	(681,063)

Cash flows from investing activities:
Acquisition of equipment	(5,068)	(13,098)
Proceeds from sale of US players and related assets	5,000	47,500
Proceeds on disposal of equipment	4,417	414
Proceeds on the sale of subsidiary, net of cash sold	236,044	-
Net cash provided by investing activities	240,393	34,816

Cash flows from financing activities:
Exercise of stock options	-	31,750
Private placement	2,250,000	750,000
Net cash provided by financing activities	2,250,000	781,750

Change in cash	1,378,513	135,503

Cash, beginning of period	557,251	412,002
Cash, end of period	$1,935,764	$547,505

Supplementary information:
Interest paid	$-	$-
Income taxes paid	$13,579	$2,266

Shares issued in acquiring domain name rights (Note 5)	$900,000	$-

  See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine months ended September 30, 2010 and 2009

(Unaudited)

1.         Basis of Presentation:

The accompanying unaudited financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations.  In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented.  All adjustments are of a normal recurring nature, except as otherwise noted below.  These financial statements should be read in conjunction with Bingo.com, Ltd.' s (the "Company") audited consolidated financial statements and notes thereto for the year ended December 31, 2009, included in the Company' s Annual Report on Form 10-K, filed March 31, 2010, with the Securities and Exchange Commission.  The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Continuing operations

These consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses from operations for the quarter ended September 30, 2010 and 2009, and has an accumulated deficit of $14,069,891 as at September 30, 2010.

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

Management continues to review operations in order to identify additional strategies designed to generate cash flow, improve the Company' s financial position, and enable the timely discharge of the Company' s obligations.  If management is unable to identify sources of additional cash flow in the short term, it may be required to further reduce or limit operations.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine months ended September 30, 2010 and 2009

(Unaudited)

2.         Summary of significant accounting policies:

(a)    Basis of presentation:

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial statements include the accounts of the Company' s wholly-owned subsidiaries, English Bay Office Management Limited (registered in British Columbia, Canada), Bingo.com N.V. (registered in Curacao, Netherlands Antilles), Coral Reef Marketing Inc. (registered in Anguilla), Bingo.com (Antigua) Inc., Bingo.com (Wyoming) Inc., Bingo Acquisition Corp, Bingo.com Services Limited (registered in the United Kingdom) and the 99% owned subsidiaries, Bingo.com (UK) plc. (registered in the United Kingdom) and Bingo.com Operations Limited (registered in Malta). Bingo.com Services Limited and Bingo.com Operations Limited accounts are included up to the date of sale of these subsidiaries (Note 3). All material inter-company balances and transactions have been eliminated in the consolidated financial statements.

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

(c)    Revenue recognition:

Gaming revenues have been recognized on the basis of total dollars wagered, including bonus wagered, less commissions on all games less all winnings payable to players.

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

Nine months ended September 30, 2010 and 2009

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

 (e) Impairment of long-lived assets and long-lived assets to be disposed of:

The Company accounts for long-lived assets in accordance with the provisions of ASC 360, Property, Plant and Equipment (previously SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets") and ASC 350, Intangibles-Goodwill and Others (previously SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets"). During the years presented, the only long-lived assets reported on the Company' s consolidated balance sheet are equipment, and domain name rights.  These provisions require that long-lived assets and certain identifiable recorded intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.

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

Nine months ended September 30, 2010 and 2009

(Unaudited)

2.   Summary of significant accounting policies (Continued):

(f)  New accounting pronouncements: (Continued)

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855)." This update provides amendments to Subtopic 855-10-50-4 and related guidance within U.S. GAAP to clarify that an SEC registrant is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC' s requirements. The Company has adopted this standard and it will have no impact on our consolidated financial statements.

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

In April 2010, the FASB issued ASU 2010-13, Compensation - Stock Compensation (Topic 718), amending ASC 718. ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which the entity' s equity securities trade should not be classified as a liability if it otherwise qualifies as equity.  ASU 2010-13 also improves GAAP by improving consistency in financial reporting by eliminating diversity in practice.  ASU 2010-13 is effective for interim and annual reporting periods beginning after December 15, 2010 (January 1, 2011 for the Company) ..  The Company is currently evaluating the impact of ASU 2010-09, but does not expect its adoption to have a material impact on the Company' s financial reporting and disclosures.

(g)   Financial instruments:

(i)  Fair values:

The fair value of accounts receivable, accounts payable, accrued liabilities and amounts due to related parties approximate their financial statement carrying amounts due to the short-term maturities of these instruments.

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset.  The Company' s cash was measured using Level 1 inputs.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine months ended September 30, 2010 and 2009

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

3. Sale of subsidiaries:

Effective April 30, 2010, the Company sold Bingo.com Services Limited and Bingo.com Operations Limited in an arms length transaction for $250,000. Due to the migrating onto the Unibet International Limited white label platform and the Company' s transition from providing active gaming operations to that of a marketing-focused entity, these subsidiaries and the assets contained therein no longer served a useful purpose to the Company.

The net assets of Bingo.com Services Limited and Bingo.com Operations Limited as at April 30, 2010 were as follows:

April 30, 2010
(Unaudited)

Assets
Current assets:
Cash	$13,956
Accounts receivable less allowance for doubtful accounts	22,204
Prepaid expenses	37,860
Total Current Assets	74,020

Equipment, net	94,376

Other assets	104,222

Total Assets	$272,618

Liabilities
Current liabilities:
Accounts payable	$37,701
Accrued liabilities	45,595
Provision for progressive jackpots	117,154
Total Current Liabilities	$200,450

Net Assets	$72,168

Less Proceeds on the sale of subsidiaries	$250,000

Profit on the sale of subsidiaries	$177,832

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine months ended September 30, 2010 and 2009

(Unaudited)

4.   Sale of US players and related assets:

Effective October 12, 2006, the Company, in response to the United States Unlawful Internet Gambling Enforcement Act, sold its United States players and related assets for $1,200,050, payable by the arms-length purchaser at a variable rate over the subsequent months. There is no set period for repayment and is interest free. The Company has fully provided for the outstanding amount due.  The Company will recognize the profit from the sale of these assets as and when payment is received. During the quarter ended September 30, 2010, the Company collected $0 (2009 - $20,000) and $5,000 (2009 - $47,500) during the nine months ended September 30, 2010, in payment for these assets. During the quarter ended September 30, 2010, the purchaser sold its players. Therefore the Company deems that $619,550 will never be recovered.

Amount
Balance December 31, 2008	$837,050

Payments received 2009	(62,500)

Balance December 31, 2009	774,550

Payments received during the period	(5,000)

Amount deemed irrecoverable	(619,550)

Balance remaining September 30, 2010	$150,000

The amount has been fully provided for as part of allowance for doubtful accounts.

5. Domain name rights and intangible asset:

The rights to use the domain name bingo.com were acquired in January of 1999. The agreement was signed with Bingo, Inc., an unrelated party at the date of signing of the agreement. Under the terms of the agreement, the Company is required to make quarterly domain name purchase payments to the vendor based on 4% of annual gross revenue (as defined in the agreement), required over the 99 year period ended December 31, 2098. During the year ended December 31, 2002, the agreement was amended so that the remaining domain name purchase payments to the vendor are made monthly, based on 4% of the preceding month' s gross revenue. During the quarter ended September 30, 2010, the Company purchased the remaining Domain Name payments for $900,000, payable in 6,000,000 common shares of Bingo.com, Ltd., issued at the rate of $0.15 per share.

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

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine months ended September 30, 2010 and 2009

(Unaudited)

5. Domain name rights and intangible asset: (continued)

September 30, 2010	Cost	Accumulated amortization	Net book Value

Domain name rights	$2,834,500	$677,259	$2,157,241

December 31, 2009	Cost	Accumulated amortization	Net book Value

Domain name rights	$1,934,500	$677,259	$1,257,241

6.    Stockholder' s Equity:

During the quarter ended September 30, 2010, Bingo.com, Ltd. completed the purchase of the 4% domain name purchase payments for 6,000,000 shares at $0.15 per share with a value of $900,000.

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

During the quarter ended September 30, 2010, the Company granted 620,000 options with an option price of $0.15 per share. These options vested immediately. 550,000 of these options were granted to directors and officers of the Company. During the quarter ended September 30, 2010, the outstanding option agreements were amended to make all unvested options to vest immediately. 652,000 options vested immediately. During the quarter ended September 30, 2010, the Company recorded stock based compensation expense of $51,893 (September 30, 2009 - $24,099) and $68,967 (2009 - $52,406) for the nine months ended September 30, 2010.

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Three and Nine Months ended September 30, 2010	Three and Nine Months ended September 30, 2009
Expected dividend yield	-	-
Expected stock price volatility	25 - 81%	25 - 81%
Weighted average volatility	59%	63%
Risk-free interest rate	1.27 - 4.93%	2.82 - 4.93%
Expected life of options	2.5 - 5 years	2.5 - 5 years
Forfeiture rate	7%	7%

During the quarter ended September 30, 2010, 647,500 options expired unexercised. During the quarter ended June 30, 2010, 610,000 options expired unexercised and during the quarter ended March 31, 2010, 491,250 options expired unexercised.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine months ended September 30, 2010 and 2009

(Unaudited)

7.   Commitments:

The Company leases office facilities in Vancouver, British Columbia, Canada, The Valley, Anguilla, British West Indies and London, United Kingdom. These office facilities are leased under operating lease agreements. During the quarter ended September 30, 2010, the Canadian operating lease agreement was extended to September 30, 2013. The Anguillian operating lease expires on September 30, 2011.

The United Kingdom lease is leased from a company owned by a current director and officer of the Company. This lease is for 30 days and is automatically renewed with a 30 day notice period.

Minimum lease payments under these operating leases are approximately as follows:

2010	$18,025
2011	66,116
2012	65,206
2013	51,586

The Company paid rent expense totaling $31,860 for the quarter ended September 30, 2010 (September 30, 2009 - $27,183) and $97,761 (2009 - $77,381) for the nine months ended September 30, 2010.

Effective August 1, 2010, the Company' s management consulting agreement with T.M. Williams (Row), Ltd., an Anguilla incorporated company, and Mr. Williams dated August 20, 2001, (the "Williams Agreement"), amended February 28, 2002, is amended to include a consultancy payment of US$11,666 per month payable in arrears.  This contract is for the provision of services by Mr. Williams as President and Chief Executive Officer of the Company.

8.    Income Taxes:

Bingo.com, Ltd. is domiciled in the tax-free jurisdiction of Anguilla, British West Indies. However certain of the Company' s subsidiaries incur income taxation. The Company has provided $nil during the quarter ended September 30, 2010, and $38,552 (2009 - $2,266) for the nine months ended September 30, 2010, for income tax (December 31, 2009 - $15,154). The Company has a receivable due from the Maltese Inland Revenue Department for $90,286 (December 31, 2009 - $nil) in relation to a refund of taxation paid in accordance with Maltese taxation regulations.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2010, and December 31, 2009, are presented below:

	September 30, 2010	December 31, 2009
Deferred tax assets:
Net operating loss carry forwards	$133,267	$148,023

Valuation Allowance	(132,267)	(148,023)
	$-	$-

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

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine months ended September 30, 2010 and 2009

(Unaudited)

9.    Related Party Transactions:

The Company has a liability of $2,540 (December 31, 2009 - $2,897), to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by the current director and officer of the Company.

The Company has a liability of $nil (December 31, 2009 - $1,616), to a director and officer of the Company for payment of services rendered and expenses incurred by the director and officer of the Company.

Payments made to Bingo, Inc. in relation to the domain name purchase payment totaled $1,862 during the quarter ended September 30, 2010 (Quarter ended September 30, 2009 - $58,082) and $66,920 (2009 - $172,422) for the nine months ended September 30, 2010. As at September 30, 2010, the Company has a liability of $16,700 (December 31, 2009 - $61,805) to Bingo, Inc.

The Company has a liability of $3,000 (December 31, 2009 - $3,000), to independent directors of the Company for payment of services rendered.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

10. Segmented information:

Revenue

The Company operates in one reportable business segment, the business of providing games and entertainment based on the game of bingo through its Internet portal, bingo.com, supported mainly by the revenue generated from the deposits received less commissions for the games for money and selling advertising on the website.

The revenue for the quarter and the nine months ended September 30, 2010 and 2009, has been derived primarily from the revenue generated from the deposits received for the games for money.

Equipment

The Company' s equipment is located as follows:

Net Book Value	September 30, 2010	December 31, 2009

Canada	$32,315	$58,937
Curacao, Netherlands Antilles	-	25,031
Malta	-	106,173
	$32,315	$190,141

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine months ended September 30, 2010 and 2009

(Unaudited)

11.       Concentrations:

            Major customers

For the quarter and the nine months ended September 30, 2010, there was no single player on the gaming site who had wagered more than 10% of the total gaming revenue. The Company is reliant on Unibet International Limited (" Unibet" ) for the white label platform. The Company has a receivable from Unibet of $36,683 as at September 30, 2010 (December 31, 2009 - $nil).

During the quarter and the nine months ended September 30, 2010 and 2009, the Company offered limited advertising. Therefore there were no advertising sales representing more than 10% of the total sales.

12.  Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions. At September 30, 2010, the Company had total cash balances of $1,935,764 (December 31, 2010 - $557,251) at financial institutions, where $1,499,307 (December 31, 2009 - $91,023) is in excess of federally insured limit.

The Company has concentrations of credit risk with respect to accounts receivable, as large amounts of its accounts receivable are concentrated geographically in Curacao and the United Kingdom amongst a small number of customers.

As of September 30, 2010, two customers totaling $38,286 and $36,683, who accounted for total accounts receivable greater than 10%. As of December 31, 2009, the Company had four customers, totaling $11,136, $5,951, $4,805 and $4,629 who accounted for greater than 10% of the total accounts receivable.

The Company controls credit risk through monitoring procedures and receiving prepayments of cash for services rendered.  The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable.

ITEM 2.        Management' s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis or Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below.  Bingo.com, Ltd.' s (the " Company" , " we" , or " us" ) actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and the Management Discussion and Analysis or plan of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

FORWARD LOOKING STATEMENTS

All statements contained in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference, as well as statements made in press releases and oral statements that may be made by us or by officers, directors or employees acting on our behalf, that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Readers should consider statements that include the terms "believe," "belief," "expect," "plan," "anticipate," "intend" or the like to be uncertain and forward-looking. In addition, all statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin, anticipated expense levels and liquidity and capital resources, constitute forward-looking statements. Particular attention should be paid to the facts of our limited operating history, the unpredictability of our future revenues, our need for and the availability of capital resources, the evolving nature of our business model, and the risks associated with systems development, management of growth and business expansion.  Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear.  Readers should consider the risks more fully described in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (the " SEC" ) and should not place undue reliance on any forward-looking statements.

OVERVIEW

Bingo.com, Ltd. (the "Company") is in the business of owning and marketing a bingo based web portal designed to provide a variety of Internet based games played by individuals plus other forms of entertainment, including an online community, chat rooms, and more. Using our bingo.com domain name and incorporating a variety of games and content to attract and retain a large number of subscribers, we have built one of the leading bingo-based portals on the Internet. Our website has attracted millions of visitors of which over 1,990,000 have gone through a detailed sign-up process and become registered users. The levels of Internet traffic have a direct impact on our revenues as, generally, the greater the Internet traffic, the greater the amount of gaming or advertising revenue received.

We generate revenue from players depositing funds into their account on our website and then playing games for money. An additional source of revenue comes from selling advertising on our portal to other companies who wish to advertise their products to our user demographic. We obtained a gaming license and commenced gaming operations from Curacao, Netherlands Antilles in May 2005. The Company was granted a license by the Lotteries and Gaming Authority of Malta, and commenced operating under this Maltese license in March 2009. This license enabled us to advertise in the United Kingdom. During the quarter ended June 30, 2010, we migrated to the Unibet International Limited (" Unibet" ) partner program as a network operator of their multi-language and multi-currency bingo and casino systems. Our players now play pursuant to Unibet' s licences in the relevant jurisdictions. Bingo.com players will be combined with the gaming liquidity on Unibet' s popular Mariabingo.com and Bingo.se websites to create one of the largest and most international online bingo systems in operation.

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

We have made a significant investment in the development of our website, purchase of domain name, branding, marketing, and maintaining operations.  As a result we have incurred significant losses since inception, and as of September 30, 2010, had an accumulated deficit of $14,069,891.

On September 30, 2006, the United States Senate passed the Unlawful Internet Gambling Enforcement Act 2006 (" UIGEA" ), which was signed into law by President Bush, on October 13, 2006. The legislation aimed to prohibit the funding of illegal online gambling to United States citizens and residents. Effective October 12, 2006, in response to the UIGEA we sold our United States player database and related assets to an unrelated company. The asset disposition includes the registered online gaming players, the gaming servers, and the complete database of real money players. The asset disposition price was $1,200,050 payable at a variable rate over the coming months.

During the quarter ended June 30, 2007, we launched our United Kingdom focused website, with games targeted to the United Kingdom audience and the games played in British pounds sterling. Gaming revenue from the Bingo.com website accounted for approximately 85% of our revenue for the quarter ended September 30, 2010.

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

Revenue recognition:

The Company generates the majority of its revenue from gaming revenue. Gaming revenues have been recognized on the basis of total dollars wagered, including bonus wagered, less commissions on all games less all winnings payable to players.

Advertising revenues have been recognized as the advertising campaign or impressions and clicks are made on the website and when collection of the amounts are reasonably assured. Cash received in advance of the advertising campaigns or impressions and clicks are recorded under unearned revenue.

Impairment of long-lived assets and long-lived assets to be disposed of:

The Company accounts for long-lived assets in accordance with the provisions of ASC 360, Property, Plant and Equipment (previously SFAS No. 144 " Accounting for the Impairment or Disposal of Long-Lived Assets" ) and ASC 350, Intangibles-Goodwill and Others (previously SFAS No. 142 " Accounting for Goodwill and Other Intangible Assets" ). During the years presented, the only long-lived assets reported on the Company' s consolidated balance sheet are equipment, and domain name rights.  These provisions require that long-lived assets and certain identifiable recorded intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.

If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell.

RESULTS OF OPERATIONS

            Revenue

Total revenue, less commissions, decreased to $97,509 for the quarter ended September 30, 2010, a decrease of 93% from revenue of $1,436,296 for third quarter of 2009 and a decrease of 72% from revenue of $353,619 in the second quarter of 2010. Gaming Revenue, less commissions, decreased to $82,745, a decrease of 94% in the quarter ended September 30, 2010, compared to Gaming Revenue of $1,383,534 in the third quarter of 2009 and a 75% decrease from revenue of $333,115 in the second quarter of 2010. During the quarter ended June 30, 2010, we migrated our players to Bingo.com players to the Unibet partner program. The decrease compared to the third quarter of 2009 and the second quarter of 2010, is due to a decrease in cash game play, especially as a result of a second platform change within six months. We earned advertising revenue of $14,764 in the quarter ended September 30, 2010, a decrease of 72% from advertising revenue of $52,762 in the third quarter of 2009 and a decrease of 28% from advertising revenue of $20,504 in the second quarter of 2010. During the quarter ended March 31, 2010 the Company suspended sales of new advertising.

Cost of producing revenue

We recorded cost of producing revenue of $nil during the quarter ended September 30, 2010, compared to costs of $962,525 for the third quarter of 2009 and a decrease over costs of $294,618 in the second quarter of 2010. Previously cost of producing revenue consisted of bonuses granted on deposits made by players, the cost of hosting the website, payment processing fees in relation to deposits from and withdrawals to our players, software license fees, and the domain name purchase payments. These functions have now been taken on by Unibet International Limited in their Unibet partner program, in exchange for a commission on the white label revenue payment.

            Sales and marketing expenses

Sales and marketing expenses decreased by 91% to $39,309 for the quarter ended September 30, 2010, compared to sales and marketing expenses of $427,311 in the third quarter of 2009 and an increase of 17% from expenses of $33,630 in the second quarter of 2010. Sales and marketing expenses principally include costs for signup bonuses, marketing, prizes for our players and other bonuses and incentives offered to gaming players. The decrease in sales and marketing expenses for the quarter ended September 30, 2010, compared to the third quarter of 2009, is due to migration to the Unibet partner program where significantly lower marketing bonus are granted to players.

We expect to continue to incur sales and marketing expenses to increase traffic and, consequently, deposits to our web portal. These costs will include affiliate commissions, salaries, television and internet based advertising, and other promotional expenses intended to increase our subscriber base and improve gaming revenue. There can be no assurances that these expenditures will result in increased traffic or significant additional revenue.

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our office, legal and professional fees, and other general corporate and office expenses. General and administrative expenses decreased to $70,486 for the third quarter of 2010, a decrease of 44% from costs of $126,784 for the third quarter of 2009 and a decrease of 19% from costs of $87,130 in the second quarter of 2010. The decrease in general and administrative expenses for the quarter ended September 30, 2010, compared to the third quarter of 2009 and the second quarter of 2010, is due to migration to the Unibet partner program whereby we have reduced many of our costs, especially the development of the bingo.com website.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants and benefits decreased by 35% to $172,757 for the quarter ended September 30, 2010, compared to salaries, wages, consultants and benefits of $265,265 in the third quarter of 2009 and a decrease of 37% over salaries, wages, consultants and benefits of to $274,923 in the second quarter of 2010. The majority of the Company' s salaries, wages, consultants and benefits are incurred in Canadian Dollars. Due to the migration to the Unibet partner program, we no longer required certain staff so we have reduced staff and paid out retrenchment packages in the first and second quarter of 2010.

Depreciation and amortization

Depreciation and amortization includes depreciation of our equipment, as well as amortization of intangible asset relating to the email list. Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years.  Depreciation and amortization decreased to $6,420 during the quarter ended September 30, 2010, a decrease of 65% over costs of $18,372 during the same quarter in the prior year and a decrease of 34% from costs of $9,686 in the second quarter of 2010. This decrease in depreciation and amortization is due to the sale of the subsidiary, Bingo.com Operations Limited during the quarter ended June 30, 2010 and the disposal of old obsolete equipment during the second and third quarters of 2010. We incurred a loss on disposal of equipment of $20,753 during the quarter ended September 30, 2010, compared to a loss on disposal of equipment of $1,240 in the third quarter of 2009 and a loss on disposal of equipment of $5,792 in the second quarter of 2010.

Stock based Compensation

Stock based compensation increased to $51,893 during the quarter ended September 30, 2010, an increase over stock based compensation of $24,099 during the same quarter in the prior year and an increase from stock based compensation of $7,768 in the second quarter of 2010. The increase in stock based compensation compared to the third quarter of 2009 and the second quarter of 2010, is due to the issuance of new stock options to staff and the amendment to all outstanding unvested options, to amend them to vest immediately during the quarter ended September 30, 2010.

Profit on sale of US Gaming players

Effective October 12, 2006, the Company, in response to the United States Unlawful Internet Gambling Enforcement Act, sold its United States players and related assets for $1,200,050, to an arms length third party payable by the purchaser at a variable rate over the subsequent months until fully paid. We recognize the profit from the sale of these assets as and when payment is received. During the quarter ended September 30, 2010, we collected $nil of the $1,200,050 due, compared to payments received of $20,000 during the same quarter in the prior year and $nil in the second quarter of 2010. The purchaser has during the third quarter of 2010, sold it assets. Therefore we consider that $619,550 of the original purchase price will never be collected.

            Income taxes

The Company incurred income tax expense of $nil during the quarter ended September 30, 2010, in relation to profits earned in its subsidiaries in different jurisdictions, compared to income tax expense of $1 during the third quarter of 2009 and compared to income tax expense of $31,970 during the second quarter of 2010. During the year ended December 31, 2005, Bingo.com, Inc. merged with its subsidiary Bingo.com, Ltd. in Anguilla, British West Indies. Anguilla is a zero tax jurisdiction.

            Net loss and loss per share

Net loss for the three months ended September 30, 2010, amounted to $245,507, a loss of $0.00 per share, a decrease in net loss of 37% compared to a net loss of $390,432, a loss of $0.01 per share for the same period in 2009 and an increase in net loss compared to a net loss of $27,977or $0.00 per share in the second quarter of 2010. The decrease in net loss for the quarter ended September 30, 2010, compared to the third quarter of 2009, is due to the reduction in expenses as a result of migrating to the Unibet partner platform. The increase in net loss compared to the second quarter of 2010 is due to the reversal of the progressive jackpot provision and the profit from the sale of the subsidiaries Bingo.com Services Limited and Bingo.com Operations Limited in the second quarter of 2010.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $1,935,764 and a working capital of $1,975,643 at September 30, 2010.  This compares to cash of $557,251 and a negative working capital of $19,801 at December 31, 2009.

During the quarter ended September 30, 2010, Bingo.com, Ltd. purchased of the remaining Domain Name payments for $900,000, payable in 6,000,000 common shares of Bingo.com, Ltd., issued at the rate of $0.15 per share.

During the quarter ended June 30, 2010, Bingo.com, Ltd. completed a private placement offering with Unibet Group plc of 15 million shares at $0.15 per share.  Total proceeds of the offering were $2,250,000.

During the quarter ended March 31, 2010, the shares were issued in relation to the 1,360,000 private placement closed in the fourth quarter of 2009.

During the quarter ended September 30, 2010, we used cash of $293,370 from operating activities compared to using cash of $332,255 in the same period in the prior year and compared to using cash of $553,633 in the second quarter of 2010. This decrease compared to the third quarter of 2009 and the second quarter of 2010, is due to the migration to the Unibet partner platform, whereby many of the expenses have now been taken on by Unibet International Limited in their Unibet partner program, in exchange for a commission on the white label revenue payment.

Our future capital requirements will depend on a number of factors, including costs associated with the marketing of our Web portal, the success and acceptance of gaming operations and the possible acquisition of complementary businesses, products and technologies.

ITEM 4T.       Controls and Procedures

(a)        Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2010. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2010, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

(b)        Changes in internal controls.

There were no significant changes in the Company' s internal controls or other factors that could significantly affect the Company' s internal controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings

We are not currently a party to any legal proceeding, and was not a party to any other legal proceeding during the quarter ended September 30, 2010. We are currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2010, the Company purchased of the remaining Domain Name payments for $900,000, payable in 6,000,000 common shares of Bingo.com, Ltd., issued at the rate of $0.15 per share.

ITEM 3.          Defaults Upon Senior Securities

Not applicable.

ITEM 4.          Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.          Other Information

During the quarter ended September 30, 2010, the Company engaged an independent valuation company, Evans & Evans, Inc. to value the remaining 4% Domain Name Purchase payments, for the option of acquiring the 4% Domain Name Purchase payments. Evans & Evans Inc. concluded the valuation of the 4% Domain Name purchase payments is between $1.4 and $1.6 million.

During the quarter ended September 30, 2010, the Company purchased the remaining Domain Name payments for $900,000, payable in 6,000,000 common shares of Bingo.com, Ltd., issued at the rate of $0.15 per share.

ITEM 6.          Exhibits and reports on Form 8-K

Exhibits

The following instruments are included as exhibits to this Report.  Exhibits incorporated by reference are so indicated.

Exhibit Number	Description
4.4	Convertible Debenture between the Company and unrelated parties dated July 2, 2002. (b)
4.5	Common Stock Purchase Warrant between the Company and unrelated parties dated July 2, 2002. (b)
10.2	Asset Purchase Agreement by and between Bingo, Inc. and Progressive Lumber, Corp. dated January 18, 1999. (a)
10.24	Amended Consulting Agreement dated February 28, 2002, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (c)
10.29	Amendment of Asset Purchase Agreement dated July 1, 2002. (d)
10.32	Code of Business Conduct and Ethics dated December 22, 2006. (e)
10.33	Amended Consulting Agreement dated June 16, 2010, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (f)
10.34	Executive Summary of Comprehensive Valuation Report by Evans & Evans Inc. on the Bingo.com, Ltd. 4% Domain Name Purchase Payments. (g)
31.1

Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 10, 2010.

31.2

Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 10, 2010.

32.1	Certification from the Chief Executive Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 10, 2010.
32.2	Certification from the Chief Financial Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 10, 2010.

(a) Previously filed with the Registrant' s registration statement on Form 10 on June 9, 1999.

(b) Previously filed with the Company' s quarterly report on Form 10-Q for the period ended September 30, 2002, on November 14, 2002.

(c) Previously filed with the Company' s quarterly report on Form 10-Q for the period ended June 30, 2002, on August 14, 2002.

(d) Previously filed with the Company' s year end report on Form 10-K/A for the year ended December 31, 2002, on May 8, 2003.

(e) Previously filed with the Company' s report on Form 8-K on December 26, 2006.

(f) Previously filed with the Company' s report on Form 8-K on June 17, 2010.

(g) Previously filed with the Company' s report on Form 10-Q on August 13, 2010.

Reports on Form 8-K.

There were no Form 8-K filed during the quarter ended September 30, 2010.

Reports Subsequent to the quarter ended September 30, 2010.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 10, 2010	BINGO.COM, LTD.
(Registrant)
Date:	November 10, 2010	/S/ T.M. Williams
T. M. Williams, Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)
Date:	November 10, 2010	/S/ H. W. Bromley
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

4. Bingo.com, Ltd.' s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.' s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of September 30, 2010, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.' s internal control over financial reporting that occurred during Bingo.com, Ltd.' s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.' s internal control over financial reporting; and

5. Bingo.com, Ltd.' s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.' s auditors and the audit committee of Bingo.com, Ltd.' s board of directors (or persons performing the equivalent functions):

(a)   All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Bingo.com, Ltd.' s ability to record, process, summarize and report financial information; and

(b)   Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Signed :  /S/ T. M. Williams                                                         Date: November 10, 2010

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

4.  Bingo.com, Ltd.' s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.' s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of September 30, 2010, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.' s internal control over financial reporting that occurred during Bingo.com, Ltd.' s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.' s internal control over financial reporting; and

5.  Bingo.com, Ltd.' s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.' s auditors and the audit committee of Bingo.com, Ltd.' s board of directors (or persons performing the equivalent functions):

(a)   All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Bingo.com, Ltd.' s ability to record, process, summarize and report financial information; and

(b)   Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Signed :   /S/ H. W. Bromley                                                       Date: November 10, 2010

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the " Company" ) on Form 10-Q for the period ended September 30, 2010 , as filed with the Securities and Exchange Commission on the date hereof (the " Report" ), I, T. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        November 10, 2010

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the " Company" ) on Form 10-Q for the period ended September 30, 2010 , as filed with the Securities and Exchange Commission on the date hereof (the " Report" ), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        November 10, 2010

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.