Form 10-K
period 2010-12-31
BINGO.COM LTD.
filed 2011-03-22
CIK 1318482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer   [  ]                                             Accelerated filer                      [   ]

Non-accelerated filer     [  ]                                             Smaller reporting company      [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]
State issuer's revenues for its most recent fiscal year. $1,816,804

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at of such stock on the National Association of Securities Dealers Over the Counter Bulletin Board market as of March 22, 2011, being $0.07 per share : $4,471,439 ..  The number of shares of the issuer's common stock outstanding on March 22, 2011, was 63,877,703. Our common stock is traded on the National Association of Securities Dealers Over-the-Counter Bulletin Board market under the symbol " BNGOF" ..

APPLICABLE ONLY TO CORPORATE REGISTRANTS Indicate the number of shares outstanding of the registrant' s common stock, no par value per share, was 63,877,703 as of March 22, 2011.

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

PART I

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties.  All statements contained herein that are not statements of historical fact constitute " forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing forward-looking statements may be found in the material set forth under " Business," and " Management's Discussion and Analysis or Plan of Operation," as well as in this Annual Report generally.  We generally use words such as " believes," " intends," " expects," " anticipates," " plans," and similar expressions to identify forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond our control, which could cause actual results to differ materially from this forecast or anticipated in such forward-looking statements.

You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this report. We undertake no obligation to update these statements or publicly release the result of any revisions to these statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

ITEM 1. BUSINESS

INTRODUCTION

Bingo.com, Ltd. (the "Company") is in the business of owning and marketing a bingo based web portal designed to provide a variety of Internet based games played by individuals plus other forms of entertainment, including an online community, chat rooms, and more. Using our bingo.com domain name and incorporating a variety of games and content to attract and retain a large number of subscribers, we have built one of the leading bingo-based portals on the Internet. Our website has attracted millions of visitors of which over 1,995,000 have gone through a detailed sign-up process and become registered users. The levels of Internet traffic have a direct impact on our revenues as, generally, the greater the Internet traffic, the greater the amount of gaming or advertising revenue received.

We generate revenue from players depositing funds into their account on our website and then playing games for money. An additional source of revenue comes from selling advertising on our portal to other companies who wish to advertise their products to our user demographic. We obtained a gaming license and commenced gaming operations from Curacao, Netherlands Antilles in May 2005. The Company was granted a license by the Lotteries and Gaming Authority of Malta, and commenced operating under this Maltese license in March 2009. This license enabled us to advertise in the United Kingdom. During the year ended December 31, 2010, we migrated to the Unibet International Limited (" Unibet" ) Partner Program as a network operator of their multi-language and multi-currency bingo and casino systems. As a result, all Bingo.com' s gaming operations are now provided to players pursuant to Unibet' s licences in relevant jurisdictions. Bingo.com players participate alongside players from Unibet' s other partner sites, such as Mariabingo.com and Bingo.se, so that the combined gaming liquidity creates one of the largest and most international online bingo systems in operation.

The Bingo.com website provides players the ability to purchase bingo cards online for cash, with the winner of each bingo game winning a percentage of the total cards purchased for that particular bingo game. The website is divided into two main sections: (1) the main section is accessible to players from countries where the Company offers its pay-to-play games; and, (2) the second section is focused on a free-to-play offering for the remaining countries.  Depending on the pay-to-play or free-to-play section of the website, the Company provides online entertainment content to players consisting of multiplayer bingo games, video poker, casino games and slot machines.  We also offer all our players other forms of entertainment such as chat rooms and member profiles.

We intend to build the existing business, leveraging the many different languages and currencies supported by Unibet' s system, by launching targeted marketing campaigns in jurisdictions which we expect will be most responsive to Bingo.com' s online offering.

References in this document to " the Company," " we," " us," and " our" refer to Bingo.com, Ltd. and our subsidiaries, which are described below.

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

Effective April 7, 2005, the shares of Bingo.com, Ltd. by way of a merger between Bingo.com, Inc. and Bingo.com, Ltd., began trading under the new ticker symbol " BNGOF" ..

We conduct our business through the Anguilla incorporated entity and through our wholly-owned subsidiaries English Bay Office Management Limited (" English Bay" ), Bingo.com (UK) plc (" Bingo UK" ), Coral Reef Marketing Inc. (" Coral Reef" ) and Bingo.com N.V.

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

On February 5, 2007, Bingo.com Services Limited was incorporated under the laws of England and Wales. This company was sold during the year ended December 31, 2010.

On September 25, 2007, we acquired 99% of the share capital of Bingo.com Operations Limited. Bingo.com Operations Limited was incorporated under the Laws of Malta. This company was sold during the year ended December 31, 2010.

On January 21, 2008, Coral Reef Marketing Inc., was incorporated under the laws of Anguilla, British West Indies.

We also maintain a number of inactive wholly-owned subsidiaries.  These are:

-   Bingo.com (Antigua), Inc., (" Bingo.com (Antigua" ) incorporated as an Antigua International Business Corporation on April 7, 1999, as Star Communications Ltd. and changed its name to Bingo.com. (Antigua), Inc. on April 21, 1999;

-    Bingo.com (Wyoming), Inc., incorporated in the State of Wyoming on July 14, 1999;

-    Bingo.com Acquisition Corp., incorporated in the State of Delaware on January 9, 2001.

All three of the inactive subsidiaries were incorporated to facilitate the implementation of business plans that we have since modified and refocused and, consequently, there is no activity in these entities.

Our common shares are currently quoted on the National Association of Securities Dealers' Over-The-Counter Bulletin Board ("OTCBB") under the symbol " BNGOF" .. We have not been subject to any bankruptcy, receivership or other similar proceedings.

Development of the Business

Our current business strategy is to manage and grow our business with minimal overhead, focusing on our major asset, the bingo.com domain name, which was acquired in 1999.

Bingo.com Domain Name

On January 18, 1999, we purchased the exclusive right to use the domain name bingo.com from a then unrelated company, Bingo, Inc., an Anguilla corporation, for (i) a $200,000 cash payment, (ii) 500,000 shares of our common stock (at a value of $2.00 per share) and (iii) an agreement to pay, on an ongoing basis, the Domain Name Purchase price amounting to 4% of our annual gross revenues, with a total minimum guaranteed Domain Name Purchase payment of $1,100,000 in the first three years of the 99 year period ending December 31, 2098. The value of the bingo.com domain name was based on factors the ability for us to create a brand for our website and portal based on the name, the ease of Internet browser search ability of the domain name and the ability of visitors to our website to remember and associate the name with our website and portal. We negotiated the terms of the domain name acquisition at arms' length, and we believe the consideration we paid for the domain name was reasonable.

During the year ended December 31, 2002, the agreement was amended so that the remaining Domain Name Purchase payments to the vendor were made monthly, based on 4% of the preceding month' s gross revenue.

In the latter half on fiscal 2010, the Company engaged an independent valuation company, Evans & Evans, Inc. to value the remaining 4% Domain Name Purchase payments. Evans & Evans Inc. concluded the valuation of the remaining 4% Domain Name Purchase payments to be between $1.4 and $1.6 million.  During the third quarter of fiscal 2010, the Company purchased the remaining Domain Name Purchase payments for $900,000 from Bingo, Inc., with the issuance of 6,000,000 common shares of Bingo.com, Ltd., at a value of $0.15 per share.

During the year ended December 31, 2010, we made payments up until the purchase of the remaining Domain Name Purchase payments totaling $66,920 (2009 - $235,261) based on 4% of the preceding month' s gross revenue as defined in the amended agreement negotiated in 2002. T. M. Williams, the President and Chief Executive Officer of the Company is a potential beneficiary of several discretionary trusts that hold approximately 80% of the shares of Bingo, Inc.

BUSINESS OVERVIEW

Our objective is to become the leading online provider of bingo based games and entertainment. We intend to leverage the worldwide popularity of bingo with the growth of the Internet to become the premier bingo portal.

We are in the business of owning and marketing an entertainment and service based website which provides a variety of games, both free and for money. Under the Unibet' s Partner Program, we have focused our website around our core competency of bingo, slots, casino and other related soft games but have also included other forms of entertainment which are appreciated by our demographic. This enhanced content currently includes chat rooms, and communities and will be continually developed in partnership with Unibet to build customer loyalty. We are attempting to create a value-based website, complete with online services and an extensive database of registered players.

The entertainment and other content provided on the bingo.com portal does not include " adult" content.

Gaming Revenue Business

During the quarter ended June 30, 2005, Bingo.com, N.V., a subsidiary of Bingo.com, Ltd., commenced gaming for cash whereby players purchase bingo cards and wager on other soft games such as video poker, hi-lo, and slots with the target audience being the United States and the games played in US dollars.

On September 30, 2006, the United States Senate passed the Unlawful Internet Gambling Enforcement Act 2006 (" UIGEA" ), which was signed into law by President Bush, on October 13,

2006. The legislation aimed to prohibit the funding of illegal online gambling to United States citizens and residents. Effective October 12, 2006, in response to the UIGEA we sold our United States player database and related assets to an unrelated company. The asset disposition included the registered online gaming players, the gaming servers, and the complete database of real money players. The asset disposition price was $1,200,050 payable at a variable rate over the subsequent period until fully paid.  As at December 31, 2010, $430,500 (2009 - $425,500) of the $1,200,050 had been paid.

During the quarter ended June 30, 2007, we launched our United Kingdom focused website, with games targeted to the United Kingdom audience and the games played in British pounds sterling.

During the quarter ended June 30, 2010, we migrated to the Unibet' s Partner Program as a network operator of their multi-language and multi-currency bingo and casino systems.

Gaming revenue from the Bingo.com website accounted for approximately 95% of our revenue for the year ended December 31, 2010.

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

We have in the past used the appeal of the bingo.com domain name to sell advertising on the free section of the website, which was our primary revenue source. During the quarter ended June 30, 2005, we commenced offering traditional bingo and other pay-for-play games to our players, which replaced advertising as our main source of revenue. Advertising revenue from the bingo.com website accounted for approximately 5% of our revenue for the year ended December 31, 2010. Although many of our games are free to play, players are required to register to receive points and to win prizes and to access certain features on the site. All registration information is stored in online databases. We intend to continue to build awareness of, and drive traffic to, bingo.com through a marketing program consisting of various elements such as strategic alliances and online and off-line advertising, in order to strengthen our search engine rankings and rebuild our advertising revenue stream.

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

Revenue streams

In 2010, we generated 95% of our revenue from gaming revenue and 5% of our revenue from advertising revenue. We earned these revenues from our portal through a variety of ways, such as the following:

-  Marketing our website to drive players to our website which under the Unibet' s Partner Program offers bingo and other similar games, such as slots and casino, for money to our players.

-   Banner and button advertisements on our website;

-   Sponsorships of email newsletters or parts of our site;

-   Exchanging links with other websites.

Throughout 2010, we were focused primarily on increasing our gaming revenue at the expense of our advertising revenue. During the year ended December 31, 2005, we suspended the majority of the sale of advertising and focused entirely on the gaming revenue component of the business.  With the passing of the United States Unlawful Internet Gambling Act in October of 2006, we again began to serve advertising on our website.

Advertising revenue calculations are based on click-throughs, percentage of sales transactions, or other methods depending on the details of the agreements. The majority of the advertising revenue earned in 2010 was calculated on a Cost Per Acquisition (" CPA") basis.

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

Leverage licensed users and alliances

We are confident that the variety of games and entertainment available on our website will encourage many visitors to come, stay, deposit funds, play and revisit often. In the process of providing a one-stop entertainment arena for bingo lovers, we, in partnership with Unibet, are creating a value based website which is backed by an extensive database of registered players and their playing preferences. We believe the value of this demographic data will assist us in generating revenue from our portal.

Extend and enhance the value of the brand name

We believe that establishing a readily recognizable world-wide brand name is critical to attracting a larger player base and generating additional revenue. We believe that our bingo.com website has inherent value as a brand name and we intend to aggressively expand our player base by promoting that name. In targeted markets, we intend to pursue online and offline marketing strategies, promotional opportunities, and strategic alliances with arms length Affiliate websites to make the Bingo.com website the leading entertainment destination for bingo on the Internet.  To date, we have entered into several Affiliate deals, whereby they drive traffic to our website via links from their websites.  In addition, commencing January 2011, we have launched a TV and online marketing campaign to assist in driving traffic to the website. Also, amongst the initiatives being considered and depending upon whether the regulatory framework in a particular jurisdiction permits its residents to play bingo for money, we would like to enter into strategic alliances with members of the non-profit sector to drive traffic from their websites to our website in exchange for a share of the profits generated by those players.

Marketing Strategy

Our goal is for the Bingo.com website to continue to be the most recognized and most visited bingo entertainment destination on the Internet. We intend to continue building an Internet community consisting of a dedicated and loyal user base that we believe will support our ability to generate both advertising and gaming revenues.

Advertising focused on promoting the Bingo.com website in targeted international markets through affiliate programs, strategic partnerships, co-branding and other promotional activities with a variety of companies is underway and we are working on expanding these relationships. This strategy is intended to further develop the growing database of registered players.

We also use our database of registered users to send targeted emails and other advertisements in order to encourage our subscribers to play. We offer special promotions and other offerings that bring additional users to our site such as the use of our email list to promote special events.

OPERATIONS

Employees

As of December 31, 2010, we had six full-time employees, not including temporary personnel, consultants, and independent contractors. We retain consultants to provide special expertise in developing strategy, marketing, software and technologies and outsource our development resources. None of our employees is represented by a labor union, and we believe that our relationship with our employees is good.

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

            Need for Government Approval of Principal Products or Services and Effect of Existing or Probable Governmental Regulations on our Business

On September 30, 2006, the United States Congress passed the Unlawful Internet Gambling Enforcement Act 2006 (" UIGEA" ), which was signed into law by President Bush, on October 13, 2006. The legislation aimed to prohibit the funding of illegal online gambling to United States citizens and residents. This law had a major effect on our business and industry. Effective October 12, 2006, in response to the UIGEA, we sold our United States player database and related assets to an unrelated company.

As the Bingo.com website and cash-games are operated and supported by Unibet as part of Unibet' s Partner Program, we are dependent upon Unibet obtaining, and keeping in good standing, the required licensing to offer Internet gambling to residents of targeted jurisdictions. Bingo.com is not required to hold any Internet gambling licences itself as our activities with respect to Internet gambling are restricted to promoting and marketing our website. We are presently focused on obtaining players from jurisdictions where Internet gambling is regulated and considered legal. We are, therefore, indirectly subject to the Gambling Laws of these jurisdictions in that our activities may be affected if legal circumstances change and Unibet is, as a result, forced to restrict its activities appropriately.  As a result, a broad spectrum of our business may be affected, including how and what we market. As we look to expand into other markets, it is likely we will be subject to further local laws and regulations which may require other changes to the way we market our games and website.

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

The applicability to the Internet of existing laws governing issues such as gambling, property ownership, copyright, defamation, obscenity and personal privacy is uncertain.  We may be subject to claims that our services violate such laws.  New legislation or regulation in areas of the World where we market or the application of existing laws and regulations to the Internet could damage our business.  In addition, because legislation and other regulations relating to online games vary by jurisdiction, from state to state and from country to country, it is difficult for us to ensure that our players are accessing our portal from a jurisdiction where it is legal to play our games.  We therefore, cannot ensure that we will not be subject to enforcement actions as a result of this uncertainty and difficulty in controlling access.

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

Costs and Effects of Compliance with Environmental Laws

Our company is in the business of marketing an entertainment and service based website designed to provide a variety of free bingo games and other forms of entertainment focused on the game of bingo.  To the best of our knowledge, no federal, state or local environmental laws are applicable to our business.

BRITISH COLUMBIA SECURITIES COMMISSION

Effective September 15, 2008, the British Columbia Securities Commission (" BCSC" ) issued rule 51-509 Issuers Quoted in the U.S. Over-the-Counter Markets. Rule 51 - 509 requires all Over-the-Counter Companies that have connections to British Columbia (BC) to comply with BC securities law and certain public disclosure requirements. The Company is deemed to have connection to BC due to the fact that administration and a director are located in BC. The Company has complied with rule 51-509 and registered and filed the necessary documents on SEDAR. The Company is deemed, due to the fact that there are less than 50% of the Company' s shareholders located in BC, to be a foreign reporting issuer in accordance with NI 71-102 " Continuous Disclosure and Other Exemptions Relating to Foreign Issuers" .. Therefore the Company is only required to file what it files with the Securities and Exchange Commission on SEDAR.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Since 2006, we have earned the majority of our revenue from cash games from players located in Europe. Prior to migration to the Unibet' s Partner Program, the equipment of the Company to operate the website and the operations of the Company was located in Anguilla, Curacao, Netherlands Antilles, Malta, United Kingdom and Canada. Since the migration to the Unibet' s Partner Program the website is hosted by Unibet and the remaining equipment to operate the Company and market the website are located in Anguilla, United Kingdom and Canada

AVAILABLE INFORMATION

The Company makes available through the Corporate Bingo.com section of its internet website at http://corporate.bingo.com/ its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Press Releases and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission.

You may read and copy any reports, statements or other information that we file with the Securities and Exchange Commission at the Securities and Exchange Commission' s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. You can request copies of these documents, upon payment of a duplicating fee, by writing to the Securities and Exchange Commission. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the operation of the Public Reference Room.

We file our reports with the Securities and Exchange Commission electronically through the Securities and Exchange Commission's Electronic Data Gathering, Analysis and Retrieval (" EDGAR" ) system. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding companies that file electronically with the Securities and Exchange Commission through EDGAR. The address of this Internet site is http://www.sec.gov.

In addition, we file our reports on SEDAR, in accordance with rule 51-509 Issuers Quoted in the U.S. Over-the-Counter Markets as required by the British Columbia Securities Commission.

ITEM 2. PROPERTIES.

Our executive office is located in The Valley, Anguilla, British West Indies. We commenced the lease agreement on April 1, 2010, for a period of one year. The monthly rental is $250.

Our primary administrative facility is located in leased space in Vancouver, British Columbia.  This facility comprises approximately 1,840 square feet.  We entered into this lease on September 30, 2010, for a term of thirty-six months and ending September 30, 2013. The monthly rental is approximately $5,562.

During the year ended December 31, 2007, we opened a sales and marketing office in London, United Kingdom, where we rent space on a monthly basis for 2,500 Pounds Sterling per month from a current director of the Company.

We believe that these facilities will be adequate to meet our requirements for the near future and that suitable additional space will be available if needed. Other than described above, neither we, nor any of our subsidiaries presently own or lease any other property or real estate.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings and were not a party to any other legal proceeding, during the fiscal year ended December 31, 2010. We are currently not aware of any legal proceedings proposed to be initiated against us. However, from time-to-time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our Annual Meeting of Stockholders in Vancouver on June 17, 2010, all matters were unanimously approved. There were no submissions of matters to a vote of security holders during the third and fourth quarter of 2010.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the National Association of Securities Dealers OTC Bulletin Board (the "OTCBB") under the symbol " BNGOF" ..

On March 19, 1997, our common stock was approved for trading on the OTCBB under the symbol " PGLB" ..  In January 1999, when we changed our name to Bingo.com, Inc., our OTCBB symbol was changed to " BIGG" ..  On July 26, 1999, we changed our trading symbol from " BIGG" to " BIGR" .. On April 7, 2005, Bingo.com, Inc. completed a merger with its wholly- owned subsidiary Bingo.com, Ltd. The principal reason for Bingo.com, Inc.' s merger with its subsidiary Bingo.com, Ltd. was to facilitate Bingo.com, Inc.' s reincorporation under the International Business Companies Act of Anguilla, B.W.I. Effective April 7, 2005, the shares of Bingo.com, Ltd. began trading under the new ticker symbol " BNGOF" .. The bid quotations set forth below, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

Quarter Ended	High (1)	Low (1)
December 31, 2010	$0.10	$0.05
September 30, 2010	$0.13	$0.05
June 30, 2010	$0.25	$0.12
March 31, 2010	$0.19	$0.13
December 31, 2009	$0.22	$0.12
September 30, 2009	$0.20	$0.15
June 30, 2009	$0.18	$0.06
March 31, 2009	$0.14	$0.04

1.             Prices as per Yahoo! TM Finance

On March 22, 2011, the last reported sale price of our common stock, as reported by the OTCBB, was $0.07 per share.

As of March 22, 2011, we believe there are approximately 1,714 shareholders (including nominees and brokers holding street accounts) of our shares of common stock.

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

On May 5, 2010, we closed an offer of 15,000,000 common shares at $0.15 per share to Unibet Group Plc. These shares were issued under Regulation S. Unibet Group Plc. is not a U.S. Person as defined in Rule 902(k) of Regulation S, and no sales efforts were conducted in the U.S., in accordance with Rule 903 (c) and they acknowledged that the securities purchased must come to rest outside the U.S., and the certificates will contain a legend restricting the sale of such securities until the Regulation S holding period is satisfied.

On August 31, 2010, we purchased the remaining Domain Name Purchase payments for 6,000,000 common shares at $0.15 per share from Bingo, Inc. These shares were issued under Regulation S. Bingo, Inc. is not a U.S. Person as defined in Rule 902(k) of Regulation S, and no sales efforts were conducted in the U.S., in accordance with Rule 903 (c) and they acknowledged that the securities purchased must come to rest outside the U.S., and the certificates will contain a legend restricting the sale of such securities until the Regulation S holding period is satisfied.

Securities authorized for issuance under equity compensation plans.

We have reserved a total of 1,895,000 common shares for issuance under our 1999 stock option plan.  Pursuant to this plan we have nil stock purchase options (2009 - nil) outstanding at December 31, 2010. During the year ended December 31, 2010, there were nil options exercised and nil options expired, issued under the 1999 plan.

We have reserved a total of 5,424,726 common shares for issuance pursuant to grants under the 2001 stock option plan.  Pursuant to this plan we have 1,290,000 stock purchase options (2009 - 1,835,000) outstanding as at December 31, 2010. These options are fully vested at December 31, 2010. During the year ended December 31, 2010, nil options issued under the 2001 plan were exercised and 545,000 options issued under the 2001 plan expired unexercised.

We have reserved a total of 2,000,000 common shares for issuance under our 2005 stock option plan.  Pursuant to this plan we have 1,299,692 stock purchase options (2009 - 1,883,442) outstanding at December 31, 2010. These options are fully vested at December 31, 2010. During the year ended December 31, 2010, there were no stock options, issued under the 2005 plan, exercised, however 1,203,750 stock options issued under the 2005 plan expired unexercised.

The 1999 and 2001 plans were approved in 2001 by our shareholders and the 2005 plan was approved by our shareholders in 2005.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,589,692	$0.29	9,319,726
Equity compensation plans not approved by security holders	0	0	0
Total	2,589,692	$0.29	9,319,726

ITEM 6 .. SELECTED FINANCIAL DATA.

Consolidated Statement of Operations Data:

		Year Ended December 31,
	2010	2009	2008	2007	2006

Revenue
Advertising revenue	$98,547	$195,833	$275,847	$143,646	$149,696
Gaming revenue	1,718,257	5,629,529	5,373,718	2,226,099	2,393,765
Total revenue	1,816,804	5,825,362	5,649,565	2,369,745	2,543,461

Cost of producing revenue	(1,152,020)	(3,836,527)	(3,791,218)	(1,404,851)	(842,724)
Operating expenses excluding interest and other income (expenses)	(1,502,422)	(3,163,472)	(3,034,389)	(2,430,418)	(2,042,697)
Interest and other income	3,957	1,740	19,255	33,181	28,124
Income tax expense	(45,291)	(15,154)	-	-	-
Net loss	(878,972)	$(1,188,051)	$(1,156,787)	$(1,432,343)	$(313,836)

Basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.03)	$(0.04)	$(0.01)
Weighted average common shares Outstanding	54,716,388	40,494,148	35,092,369	32,784,405	27,275,700

		Year Ended December 31,
	2010	2009	2008	2007	2006
Consolidated Balance Sheet Data:
Cash	$1,396,384	$557,251	$412,002	$744,596	$521,203
Total assets	4,064,884	2,269,478	2,157,834	2,516,749	2,359,587
Total liabilities	137,437	693,345	454,396	363,112	434,576
Long term obligations	-	-	-	-	1,457
Total stockholders' equity	3,927,447	1,576,133	1,703,438	2,153,637	1,925,011
Working capital (deficit)	1,723,394	(19,801)	124,495	648,123	475,824

ITEM 7. MANAGEMENT' S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OVERVIEW

From 1999 to 2010, we have been focused on providing online bingo games over the Internet to players around the world. We began to experience revenue growth from the advertising contained in these games in fiscal 2000. In early 2005 we expanded our entertainment offering to include bingo games for money as well as soft games such as video poker, slots and hi-lo.  In 2010, Bingo.com joined the Unibet' s Partner Program, and is now focused on marketing its offering to players around the world.

Ninety-five percent of our revenue in 2010 was derived from gaming revenues and five percent from the sale of Internet advertising. We expect that in the future, gaming revenue, focused on bingo, will continue to contribute the majority of our total revenue.

We have made a significant investment in the development of our website, purchase of domain name, branding, marketing, and maintaining operations.  As a result we have incurred significant losses since inception, and as of December 31, 2010, had an accumulated deficit of $14,330,573.

Moving forward, we will continue to control operating costs and expansion costs with the objective to operate profitably and efficiently.

The consolidated statement of operations data for the years ended December 31, 2010, and 2009, and the consolidated balance sheet data as of December 31, 2010, and 2009, are derived from our audited consolidated financial statements included in Item 7 of this report, which have been audited by Davidson and Company LLP, independent auditors. The consolidated statement of operations data for the years ended December 31, 2008, 2007, and 2006, and the consolidated balance sheet data as of December 31, 2008, 2007, and 2006, are derived from audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of results to be expected in any future period.

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

Impairment of Long-lived Assets

Management evaluates long-lived assets for impairment in accordance with the provisions of ASC 360 Property, Plant and Equipment and ASC 350, Intangibles-Goodwill and Others.  These assets comprise mainly property and equipment, other assets and the bingo.com domain name. The impairment review is performed by management, whenever events and circumstances indicate that the assets may be impaired. In performing this review, we estimate the future net cash flows from the assets and compare this amount to the carrying value. If this review indicates the carrying value may not be recoverable, impairment losses are measured and recognized based on the difference between the estimated discounted cash flows over the remaining life of the assets and the assets' carrying value. Changes in our future net cash flow estimates may impact our assessment as to whether a particular long-lived asset has been impaired.

SOURCES OF REVENUE AND REVENUE RECOGNITION

We generate our revenue from the following:

-    Marketing our website to drive players to our website which under the Unibet' s Partner Program provides Internet games for money. We recognize revenue on this basis based on the total dollars wagered, including bonus wagered, less commissions on all games less all winnings payable to players.

-    The sale of advertising on our website. We recognize revenue on this basis based on the amount paid to us upon the delivery and fulfillment of advertising in the form email and newsletters, provided that the collection of the resulting receivable is probable.

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

		Three Months Ended
	December 31, 2010	September 30 2010	June 30 2010	March 31 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Advertising revenue	$17,756	14,764	20,504	45,523
Gaming revenue	93,128	82,745	333,115	1,209,269
Total Revenue	110,884	97,509	353,619	1,254,792

Cost of producing revenue	-	-	294,618	857,402
Operating expenses and other (income) / expenses	364,828	343,016	55,008	735,613
(Loss) income before income taxes	(253,944)	(245,507)	3,993	(338,223)
Income tax expense	(6,738)	-	(31,970)	(6,583)
Net loss	$(260,682)	(245,507)	(27,977)	(344,806)
Basic and diluted net loss per share	$(0.00)	(0.00)	(0.00)	(0.01)
Weighted average common shares, basic and diluted	63,877,703	58,861,310	52,108,472	42,756,814

		Three Months Ended
	December 31, 2009	September 30 2009	June 30 2009	March 31 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Advertising revenue	$51,206	52,762	51,967	39,898
Gaming revenue	1,501,114	1,383,534	1,460,149	1,284,732
Total Revenue	1,552,320	1,436,296	1,512,116	1,324,630

Cost of producing revenue	1,051,699	962,525	951,954	870,349
Operating expenses and other (income) / expenses	774,676	864,202	824,599	698,255
Loss before income taxes	(274,055)	(390,431)	(264,437)	(243,974)
Income tax expense	(12,888)	(1)	(2,265)	-
Net loss	$(286,943)	(390,432)	(266,702)	(243,974)
Basic and diluted net loss per share	$(0.01)	(0.01)	(0.01)	(0.01)
Weighted average common shares, basic and diluted	41,517,703	41,449,225	40,785,423	38,177,036

Our financial statements and related schedules are described under " Item 8. Financial Statements" ..

RESULTS OF OPERATIONS

Years Ended December 31, 2010 and 2009

            Revenue

Total revenue decreased to $1,816,804 for the year ended December 31, 2010, a decrease of 69% over revenue of $5,825,362 for the same period in the prior year. Gaming revenue decreased to $1,718,257 for the year ended December 31, 2010, a decrease of 69% over gaming revenue of $5,629,529 for the same period in the prior year. This decrease compared to the prior year is due to the migration during the second quarter of fiscal 2010 of our players to the Unibet' s Partner Program and a second change in platform within six months. Advertising Revenue decreased to $98,547 for the year ended December 31, 2010, a decrease of 50% over revenue of $195,833 for the same period in the prior year. During the first quarter of fiscal 2010 the Company suspended sales of new advertising.

            Cost of producing revenue

We recorded cost of producing revenue of $1,152,020 during the year ended December 31, 2010, a decrease of 70% compared to costs of $3,836,527 for the same period in the prior year.

Prior to the migration of our players to the Unibet' s Partner Program, the cost of revenue consisted of bonuses granted on deposits made by players, the cost of hosting the website, payment processing fees in relation to deposits from and withdrawals to our players, software license fees, gaming taxation and the domain name purchase payments. These costs of producing revenue, except for the domain name purchase payments which were acquired by the Company during the year ended December 31, 2010, have now been assumed by Unibet International Limited as part of the services provided by them in exchange for a commission on net revenue.

            Sales and marketing expenses

Sales and marketing expenses decreased to $459,817 for the year ended December 31, 2010, a decrease of 72% over sales and marketing expenses of $1,617,542 in the prior year. Sales and marketing expenses principally include costs for signup bonuses, marketing, affiliate promotions, prizes for our players and other bonuses and incentives offered to gaming players. The decrease in sales and marketing expenses for the year ended December 31, 2010, compared to fiscal 2009 is due to the migration of our players to the Unibet' s Partner Program where significantly lower marketing bonuses are granted to players.

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

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our office, legal and professional fees, and other general corporate and office expenses. General and administrative expenses decreased to $357,869 for the year ended December 31, 2010, a 31% decrease over costs of $518,959 for the previous year. General and administrative expenses have decreased in comparison to the prior year due to the migration to the Unibet' s Partner Program whereby we have reduced many of our costs, especially the development of the bingo.com website.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants and benefits decreased to $891,396 during the year ended December 31, 2010, a decrease of 13% over costs of $1,027,929 for the previous year. The majority of the Company' s salaries, wages, consultants and benefits are incurred in Canadian Dollars. Due to the migration to the Unibet' s Partner Program, we no longer required certain staff so we have reduced staff and paid out severance packages in the first and second quarters of fiscal 2010.

Depreciation and amortization

Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years.  Depreciation decreased to $35,245 during the year ended December 31, 2010, a decrease of 52% over depreciation of $73,122 during the prior year. This decrease in depreciation and amortization is due to the sale of the subsidiary, Bingo.com Operations Limited during the quarter ended June 30, 2010 and the disposal of obsolete equipment during the second and third quarters of fiscal 2010. We incurred a loss on disposal of equipment of $32,833 during the year ended December 31, 2010, compared to a loss on disposal of equipment of $1,240 in the prior year.

Stock based Compensation

During the year ended December 31, 2006, the Company adopted ASC 718, Compensation-Stock Compensation, which requires us to expense stock options granted. Stock based compensation increased to $68,967 during the year ended December 31, 2010, an increase of 8% over stock based compensation of $63,677 during the prior year. This increase in stock based compensation during the year ended December 31, 2010, is due to the issuance of new stock options to staff and the amendment to all outstanding unvested options, to amend them to vest immediately during the third quarter of fiscal 2010.

Profit on sale of US Gaming players

Effective October 12, 2006, the Company, in response to the United States Unlawful Internet Gambling Enforcement Act, sold its United States players and related assets for $1,200,050, to an arms length third party payable by the purchaser at a variable rate over the subsequent months until fully paid. We recognize the profit from the sale of these assets as and when payment is received. During the year ended December 31, 2010, we collected $5,000 (2009 - $62,500) of the $1,200,050 due. During the year ended December 31, 2010, we were advised that the purchaser had ceased operations and is in the process of winding up the company. We expect that the " best case" for collection of the outstanding amount of $769,550 due under the purchase will be no more than approximately $110,000. Given the circumstances of the winding up and the usual insolvency issues, there is no guarantee that even this sum will be collectible.

Other income and expenses

During the year ended December 31, 2010, we made gains of $nil (2009 - $45,069) from the settlement of debts with creditors.

During the year ended December 31, 2010, we made foreign exchange profits of $14,058 compared to foreign exchange profits of $37,428 in the prior year. These profits are due to the exchange rate movements of the US Dollar compared to the Pound Sterling and the Canadian Dollar.

During the year ended December 31, 2010, we received interest income of $3,957, an increase compared to interest income of $1,740 in the prior year. The interest income is received from bank term deposits from investing our cash. The increase in interest income is due to the investment of the funds received from Unibet Group Plc. from the private placement.

            Income taxes

The Company incurred income tax expense of $45,291 during the year ended December 31, 2010, in relation to profits earned in its subsidiaries in different jurisdictions compared to income tax expense of $15,154 in the prior year. During the year ended December 31, 2005, the Bingo.com, Inc. merged with its subsidiary Bingo.com, Ltd. in Anguilla, British West Indies. Anguilla is a zero tax jurisdiction and therefore accordingly, we have not booked an income tax benefit at December 31, 2010 and 2009.

            Net loss and loss per share

We ended the year ended December 31, 2010, with a net loss of ($878,972), a basic and diluted loss per share of ($0.02), compared to prior year' s net loss and loss per share of ($1,188,051), and ($0.03), respectively. The decrease in net loss for the year ended December 31, 2010, compared to the prior year, is due to the reduction in expenses as a result of migrating to the Unibet' s Partner platform and the reversal of the progressive jackpot provision and the profit from the sale of the subsidiaries Bingo.com Services Limited and Bingo.com Operations Limited in year ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $1,396,384 and positive working capital of $1,723,394 at December 31, 2010. This compares to cash of $557,251 and negative working capital of ($19,801) at December 31, 2009. During the year ended December 30, 2010, Bingo.com, Ltd. completed a private placement offering with Unibet Group Plc. of 15,000,000 shares at $0.15 per share.  Total proceeds of the offering were $2,250,000. In addition, during the year ended December 30, 2010, Bingo.com, Ltd. purchased the remaining Domain Name payments for $900,000, with the issuance of 6,000,000 common shares of Bingo.com, Ltd., at a value of $0.15 per share.

During the year ended December 31, 2010, we used cash of $1,652,795 in operating activities compared to using cash of $837,865 in the prior year.

Net cash generated by financing activities was $2,250,000 in the year ended December 31, 2010, which compares to cash generated by financing activity of $985,750 in 2009. This increase in cash generated by financing activity is due to the cash raised from the private placement with Unibet Group Plc. during the year ended December 31, 2010.

Cash of $241,928 was provided by investing activities in 2010, compared to cash used of ($2,636) in the prior year. This increase in cash provided by investing activities is the sale of the two subsidiaries during the year ended December 31, 2010.

Our future capital requirements will depend on a number of factors, including costs associated with marketing of our Web portal, the success and acceptance of gaming operations and the possible acquisition of complementary businesses, products and technologies.

            Off Balance Sheet Arrangements

We did not have any Off Balance sheet arrangements for the year ended December 31, 2010 and 2009.

AUDIT COMMITTEE

Our audit committee consists of three directors and reports to the Board of Directors. The audit committee meets regularly throughout the year and met with the independent auditors on March 17, 2011, and approved the financials statements for the year ended December 31, 2010.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BINGO.COM, LTD. and subsidiaries

Consolidated Financial Statements

Years ended December 31, 2010 and 2009

DAVIDSON & COMPANY LLP                        Chartered Accountants                        A Partnership of Incorporated Professionals

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Bingo.com, Ltd. and subsidiaries

We have audited the accompanying consolidated balance sheets of Bingo.com, Ltd. and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2010 and 2009. The Company' s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company generated negative cash flows from operating activities during the past year. The Company has an accumulated deficit of approximately $14,330,573 for the year ended December 31, 2010. This raises substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

" DAVIDSON & COMPANY LLP"

Vancouver, Canada	Chartered Accountants

March 16, 2011

NEXIA

INTERNATIONAL

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, B.C., Canada, V7Y 1G6

Telephone (604) 687-0947 Fax (604) 687-6172

BINGO.COM, LTD. and subsidiaries

Consolidated Balance Sheets

As at December 31,	2010	2009
Assets
Current assets:
Cash	$1,396,384	$557,251
Accounts receivable, less allowance for doubtful accounts $150,000 (2009 - $774,550) (Note 4 & 5)	57,890	43,523
Prepaid expenses	406,557	72,770
Total Current Assets	1,860,831	673,544

Equipment, net (Note 6)	26,803	190,141

Other assets	20,009	148,552

Domain name rights and intangible assets (Note 7)	2,157,241	1,257,241

Deferred tax asset, less valuation allowance of $139,463 (2009 - $148,023) (Note 10)	-	-

Total Assets	$4,064,884	$2,269,478

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$12,251	$89,419
Accrued liabilities	120,713	132,112
Accounts payable and accrued liabilities - related party (Note 11)	4,473	69,318
Provision for progressive jackpots	-	304,683
Players float	-	97,813
Total Current Liabilities	137,437	693,345

Commitments (Note 9)
Contingent liabilities (Note 15)

Stockholders' equity (Note 8):
Common stock, no par value, unlimited shares authorized, 63,877,703 shares issued and outstanding (December 31, 2009 - 41,517,703)	18,233,440	14,799,154
Subscriptions received in advance	-	204,000
Accumulated deficit	(14,330,573)	(13,451,601)
Accumulated other comprehensive income: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	3,927,447	1,576,133

Total Liabilities and Stockholders' Equity	$4,064,884	$2,269,478

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and subsidiaries

Consolidated Statements of Operations

Years ended December 31,	2010	2009

Advertising revenue	$98,547	$195,833
Gaming revenue	1,718,257	5,629,529
Total revenue	1,816,804	5,825,362

Operating expenses:
Cost of producing revenue	1,152,020	3,836,527
Depreciation and amortization	35,245	73,122
Directors fees	7,500	6,000
General and administrative	357,869	518,959
Bad debt expense	38,736	-
Salaries, wages, consultants and benefits	891,396	1,027,929
Stock-based compensation	68,967	63,677
Selling and marketing	459,817	1,617,542
Total operating expenses	3,011,550	7,143,756

Loss before other income (expense) and income taxes	(1,194,746)	(1,318,394)

Other income (expense):
Foreign exchange gain	14,058	37,428
Gain on settlement of debt	-	45,069
Loss on disposal of equipment	(32,833)	(1,240)
Interest and other income	3,957	1,740
Reversal of progressive jackpots provision	193,051	-
Profit on the sale of subsidiaries (Note 3)	177,832	-
Profit from sale of US players and related assets (Note 4)	5,000	62,500

Loss before income taxes	(833,681)	(1,172,897)

Income tax expense	(45,291)	(15,154)

Net loss	$(878,972)	$(1,188,051)

Net loss per common share, basic and diluted (Note 2)	$(0.02)	$(0.03)

Weighted average common shares outstanding, basic and diluted (Note 2)	54,716,388	40,494,148

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and subsidiaries

Consolidated Statements of Stockholders' Equity

Years ended December 31, 2010 and 2009

	Common stock				Accumulated Other Comprehensive loss
	Shares	Amount	Subscription received in advance	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2008	36,200,203	$13,942,408	$ -	$(12,263,550)	$ 24,580	$1,703,438

Private placement	5,000,000	750,000	-	-	-	750,000

Exercise of stock options	317,500	31,750	-	-	-	31,750

Stock-based compensation	-	63,677	-	-	-	63,677

Subscriptions received in Advance	-	-	204,000	-	-	204,000

Issuance of consultant stock Options	-	11,319	-	-	-	11,319

Net loss	-	-	-	(1,188,051)	-	(1,188,051)
Balance, December 31, 2009	41,517,703	14,799,154	204,000	(13,451,601)	24,580	1,576,133

Private placement	1,360,000	204,000	(204,000)	-	-	-

Private placement	15,000,000	2,250,000	-	-	-	2,250,000

Shares issued for the 4% Domain Name	6,000,000	900,000				900,000

Stock-based compensation	-	68,967	-	-	-	68,967

Issuance of consultant stock Options	-	11,319	-	-	-	11,319

Net loss	-	-	-	(878,972)	-	(878,972)
Balance, December 31, 2010	63,877,703	$18,233,440	$ -	$(14,330,573)	$ 24,580	$3,927,447

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31,	2010	2009
Cash flows from operating activities:
Net loss	$(878,972)	$(1,188,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,245	73,122
Bad debt expense	38,736	-
Gain on settlement of debt	-	(45,069)
Loss on disposal of equipment	32,833	1,240
Stock-based compensation	68,967	63,677
Issuance of consultant stock options	11,319	11,319
Profit from the sale of US players and related assets	(5,000)	(62,500)
Reversal of progressive jackpots provision	(177,832)	-
Profit on the sale of subsidiary	(193,051)	-
Changes in operating assets and liabilities:
Accounts receivable	(75,308)	(284)
Prepaid expenses	(371,647)	50,880
Other assets	24,321	(26,217)
Accounts payable and accrued liabilities	(70,115)	93,343
Provision for progressive jackpots	5,522	144,885
Players float	(97,813)	45,790
Net cash used in operating activities	(1,652,795)	(837,865)

Cash flows from investing activities:
Acquisition of equipment	(5,068)	(65,550)
Proceeds from sale of US players and related assets	5,000	62,500
Proceeds on disposal of equipment	5,952	414
Proceeds on the sale of subsidiary, net of cash sold	236,044	-
Net cash provided by (used in) investing activities	241,928	(2,636)

Cash flows from financing activities:
Exercise of stock options	-	31,750
Private placement	2,250,000	750,000
Subscriptions received in advance	-	204,000
Net cash provided by financing activities	2,250,000	985,750

Change in cash	839,133	145,249

Cash, beginning of year	557,251	412,002
Cash, end of year	$1,396,384	$557,251

Supplementary information:
Interest paid	$-	$-
Income taxes paid	$13,579	$2,301

Shares issued in acquiring domain name rights (Note 7)	$900,000	$-

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2010 and 2009

1.    Introduction:

Nature of business

Bingo.com, Ltd. (the " Company" ) was incorporated on January 12, 1987, under the laws of the State of Florida as Progressive General Lumber Corp. On January 22, 1999, the Company changed its name to Bingo.com, Inc. On April 7, 2005, Bingo.com, Inc. completed a merger with its wholly- owned subsidiary Bingo.com, Ltd. The surviving corporation of the merger is Bingo.com, Ltd. which is domiciled in Anguilla, British West Indies.  All of the outstanding common shares of Bingo.com, Ltd. were registered by Bingo.com, Inc. and Bingo.com, Ltd. under an S-4 registration statement dated March 3, 2005.  The S-4 registration statement became effective on March 8, 2005. The principal reason for Bingo.com, Inc.' s merger with its subsidiary Bingo.com, Ltd. was to facilitate Bingo.com, Inc.' s reincorporation under the International Business Companies Act of Anguilla, B.W.I. Anguilla, B.W.I. is a corporate tax- free jurisdiction.  Effective Thursday, April 7, 2005, the shares of Bingo.com, Ltd. began trading under the new ticker symbol " BNGOF" ..

The Company is in the business of marketing games and entertainment based on the game of bingo through its Internet portal, www.bingo.com and earns revenue from selling advertising and providing games of chance to its registered subscribers.

During the year ended December 31, 2010, we migrated to the Unibet' s Partner Program and changed from providing and operating games to focusing on marketing and driving players to the website.

Continuing operations

These consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses from operations for the year ended December 31, 2010 and 2009, and has an accumulated deficit of $14,330,573 as at December 31, 2010.

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

Management continues to review operations in order to identify additional strategies designed to generate cash flow, improve the Company' s financial position, and enable the timely

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2010 and 2009

1.    Introduction (Continued):

discharge of the Company' s obligations.  If management is unable to identify sources of additional cash flow in the short term, it may be required to further reduce or limit operations.

2.   Summary of significant accounting policies:

(a)  Basis of presentation:

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial statements include the accounts of the Company' s wholly-owned subsidiaries, English Bay Office Management Limited (registered in British Columbia, Canada), Bingo.com N.V. (registered in Curacao, Netherlands Antilles), Bingo.com (Alderney) Limited (registered in Alderney, Channel Islands), Coral Reef Marketing Inc. (registered in Anguilla), Bingo.com (Antigua) Inc., Bingo.com (Wyoming) Inc., Bingo Acquisition Corp, the 99% owned subsidiaries, Bingo.com (UK) plc. (registered in the United Kingdom), Bingo.com Services Limited (registered in the United Kingdom) and Bingo.com Operations Limited (registered in Malta). On August 14, 2009, Bingo.com (Alderney) Limited was discontinued and struck off the Alderney Company register. On April 30, 2010, Bingo.com Services Limited (registered in the United Kingdom) and Bingo.com Operations Limited were sold and their accounts are included up to the date of sale of these subsidiaries (Note 3). All inter-company balances and transactions have been eliminated in the consolidated financial statements.

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

Significant areas requiring the use of estimates include the valuation of long-lived assets, the valuation of shares issued for the purchased of the remaining Domain Name Purchase payments, the collectibility of accounts receivable and the valuation of deferred tax assets.  Actual results may differ significantly from these estimates.

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

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2010 and 2009

2.   Summary of significant accounting policies (Continued):

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

(e)  Cash and cash equivalents

Cash and cash equivalents include cash on hand and, on occasion, short term investments. The Company considers all highly liquid instruments purchased with a remaining maturity of less than three months at the time of purchase as cash equivalents. As at December 31, 2010 and 2009, the Company had no cash equivalents.

(f)  Accounts receivable:

Trade and other accounts receivable are reported at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable includes receivables from payment processors and trade receivables from customers. The Company estimates doubtful accounts on an item-by-item basis and includes over-aged accounts as part of allowance for doubtful accounts, which are generally ones that are ninety-days overdue.  Bad debt expense, for the year ended December 31, 2010, was $38,736 (2009 - $nil). A provision for doubtful accounts in relation to the sale of US players (Note 4) of $150,000 (2009 - $774,550) has been allowed for in these financial statements.

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

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2010 and 2009

2.   Summary of significant accounting policies (Continued):

(h)  Advertising:

The Company expenses the cost of advertising in the period in which the advertising space or airtime is used. Advertising costs charged to selling and marketing expenses in 2010 totaled $183,982 (2009 - $201,999).

 (i)  Stock-based compensation:

The Company recognizes all stock-based compensation as an expense in the financial statements and that such cost be measured at the fair value of the award.

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2010	2009
Expected dividend yield	-	-
Expected stock price volatility	25 - 81%	25 - 81%
Weighted average volatility	59%	63%
Risk-free interest rate	1.27 - 4.93%	2.82 - 4.52%
Expected life of options	2.5 - 5 years	2.5 - 5 years
Forfeiture rate	7%	7%

(j)   Impairment of long-lived assets and long-lived assets to be disposed of:

The Company accounts for long-lived assets in accordance with the provisions of ASC 360, Property, Plant and Equipment and ASC 350, Intangibles - Goodwill and Others. During the years presented, the only long-lived assets reported on the Company' s consolidated balance sheet are equipment, other assets, and domain name rights.  These provisions require that long-lived assets and certain identifiable recorded intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.

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

Years ended December 31, 2010 and 2009

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

(l)   Net (loss) income per share:

ASC 260, " Earnings Per Share" , requires presentation of basic earnings per share (" Basic EPS" ) and diluted earnings per share (" Diluted EPS" ). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if outstanding options or warrants were exercised and converted into common stock. In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period.

Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. A total of 2,589,692 (2009 - 3,718,442) stock options were excluded as at December 31, 2010.

The earnings per share data for the year ended December 31, 2010 and 2009 are summarized as follows:

	2010	2009
Net loss for the year - as reported	$(878,972)	$(1,188,051)

Basic earnings per share weighted average number of common shares outstanding	54,716,388	40,494,148

Effect of dilutive securities
Stock Options	-	-

Diluted earnings per share weighted average number of common shares outstanding	54,716,388	40,494,148

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2010 and 2009

2.   Summary of significant accounting policies (Continued):

(m) Domain name and intangible assets:

The Company has capitalized the cost of the purchase of the domain name Bingo.com and was amortizing the cost over five years from the date of commencement of operations. In 2002, the Company suspended the amortization of the domain name cost in accordance with ASC 350, where companies are no longer required to amortize indefinite life assets but instead test the indefinite intangible asset for impairment at least annually. The capitalized amount is based on the net present value of the minimum payments permitted under the terms of the purchase agreement. During the year ended December 31, 2010, the Company purchased the remaining Domain Name payments for $900,000, payable in 6,000,000 common shares of Bingo.com, Ltd., at a value of $0.15 per share. The domain name is tested for impairment by comparing the future cash flows of the domain name with its carrying value. The Company determined that as a result of level 3 unobservable inputs in accordance with ASC 820, Fair Value Measurements and Disclosures, that the fair value of the domain name exceeded the carrying value and therefore no impairment existed for the years presented.

(n)  New accounting pronouncements and changes in accounting policies:

In June 2009, the FASB issued ASC 810, which revised the consolidation guidance for variable interest entities. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. ASC 810 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company adopted FASB ASC 810 and the adoption of this standard had no material impact on our financial statements for the year ended December 31, 2010.

In September 2009, the FASB issued authoritative guidance regarding multiple-deliverable revenue arrangements.  This guidance addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting.  Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price.  This guidance is effective for annual periods beginning after June 15, 2010 but may be early adopted as of the beginning of an annual period.  The Company is currently evaluating the effect that this guidance will have on consolidated financial position and results of operations but does not expect its adoption to have a material impact on the Company' s financial reporting and disclosures.

In January 2010, the FASB issued ASU 2010-06, " Improving Disclosures about Fair Value Measurements," which amends ASC 820, " Fair Value Measures and Disclosures."

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2010 and 2009

2.   Summary of significant accounting policies (Continued):

(n) New accounting pronouncements and changes in accounting policies: (Continued)

ASU 2010-06 requires disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The changes to the ASC as a result of this update are effective for annual and interim reporting periods beginning after December 15, 2009 (adopted January 1, 2010), except for requirements related to Level 3 disclosures, which are effective for annual and interim reporting periods beginning after December 15, 2010 (January 1, 2011 for the Company). This guidance requires new disclosures only, and had no impact on our consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, " Subsequent Events (Topic 855)." This update provides amendments to Subtopic 855-10-50-4 and related guidance within U.S. GAAP to clarify that an SEC registrant is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC' s requirements. The Company has adopted this standard and it will have no impact on our consolidated financial statements.

In July 2010, the FASB issued an Accounting Standards Update No. 2010-20, Receivables, Disclosure about the Credit Quality of Financing Receivables and Allowances for Credit Losses. The standard requires additional disclosure related to the credit quality of financing receivables, troubled debt restructurings and significant purchases or sales of financing receivables during the period. The standard requires that these disclosures and existing disclosures be presented on a disaggregated basis, similar to the manner that the entity uses to evaluate its credit losses. Disclosures of information as of the end of a reporting period are effective for interim and annual periods ending after December 15, 2010, and disclosures of activity that occurred during a reporting period are effective for interim and annual periods beginning after December 15, 2010. The Company has adopted this standard on January 1, 2010, and it will have no impact on our consolidated financial statements for the year ended December 31, 2010, due to the receivables being short-term in nature and are therefore not financing receivables.

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

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2010 and 2009

2.   Summary of significant accounting policies (Continued):

(n) New accounting pronouncements and changes in accounting policies: (Continued)

In April 2010, the FASB issued ASU No. 2010-16 which requires that an entity should not accrue a jackpot liability (or portions thereof) before the jackpot is won if the entity is not obligated to pay out that jackpot.  Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot.  The guidance will become effective for the first annual period beginning after December 15, 2010 and the interim periods within that first annual period.  The Company has adopted this standard and it has the effect of recognizing the gain from the reversal of progressive jackpots provisions of $177,832 for the year ended December 31, 2010.

In December 2010, the FASB issued ASU No. 2010-28 - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  This update provides amendments to Accounting Standards Codification (" ASC" ) Topic 350 - Intangibles, Goodwill and Other that requires an entity to perform Step 2 impairment test even if a reporting unit has zero or negative carrying amount.  The first step is to identify potential impairments by comparing the estimated fair value of a reporting unit to its carrying value, including goodwill. If the carrying value of a reporting unit exceeds the estimated fair value, a second step is performed to measure the amount of impairment, if any. The second step is to determine the implied fair value of the reporting unit' s goodwill, measured in the same manner as goodwill is recognized in a business combination, and compare that amount with the carrying amount of the goodwill. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  ASU No. 2010-28 is effective beginning January 1, 2011. As a result of this standard, goodwill impairments may be reported sooner than under current practice. We do not expect ASU No. 2010-28 to have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, which contains updated accounting guidance to clarify the acquisition date that should be used for reporting pro forma financial information when comparative financial statements are issued. This update requires that a company should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This update also requires disclosure of the nature and amount of material, nonrecurring pro forma adjustments. The provisions of this update, which are to be applied prospectively, are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The impact of this update on the Company' s consolidated financial statements will depend on the size and nature of future business combinations.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2010 and 2009

2.   Summary of significant accounting policies (Continued):

 (o) Financial instruments:

(i)  Fair values:

The fair value of accounts receivable, accounts payable, accrued liabilities and accounts payable and accrued liabilities - related party approximate their financial statement carrying amounts due to the short-term maturities of these instruments.

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset.  The Company' s cash was measured using Level 1 inputs.

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

3.    Sale of subsidiaries:

Effective April 30, 2010, the Company sold Bingo.com Services Limited and Bingo.com Operations Limited in an arms length transaction for $250,000. Due to the migrating onto the Unibet' s Partner Program and the Company' s transition from providing active gaming operations to that of a marketing-focused entity, these subsidiaries and the assets contained therein no longer served a useful purpose to the Company.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2010 and 2009

3.    Sale of subsidiaries: (Continued)

The net assets of Bingo.com Services Limited and Bingo.com Operations Limited as at April 30, 2010 were as follows:

April 30, 2010

Assets
Current assets:
Cash	$13,956
Accounts receivable less allowance for doubtful accounts	22,204
Prepaid expenses	37,860
Total Current Assets	74,020

Equipment, net	94,376

Other assets	104,222

Total Assets	$272,618

Liabilities
Current liabilities:
Accounts payable	$37,701
Accrued liabilities	45,595
Provision for progressive jackpots	117,154
Total Current Liabilities	$200,450

Net Assets	$72,168

Proceeds on the sale of subsidiaries	$250,000
Less net assets	(72,168)
Profit on the sale of subsidiaries	$177,832

4.   Sale of US players and related assets:

Effective October 12, 2006, the Company, in response to the United States Unlawful Internet Gambling Enforcement Act, sold its United States players and related assets for $1,200,050, payable by the arms-length purchaser at a variable rate over the subsequent months. There is no set period for repayment and it is interest free. The Company has fully provided for the outstanding amount due.  The Company will recognize the profit from the sale of these assets as and when payment is received. During the year ended December 31, 2010, the Company collected $5,000 (2009 - $62,500) in payment for these assets. During the year ended December 31, 2010, the Company was advised that the purchaser had ceased operations and is in the process of winding up the company. Therefore the Company has determined that $ 658,286 will never be recovered.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2010 and 2009

4.   Sale of US players and related assets: (Continued)

Amount
Balance remaining December 31, 2008	$837,050

Payments received	(62,500)

Balance remaining December 31, 2009	774,550

Payments received	(5,000)

Amount deemed irrecoverable and removed from accounts receivable	(658,286)

Balance remaining December 31, 2010	$111,264

The amount has been fully provided for as part of allowance for doubtful accounts.

5.    Accounts Receivable:

The accounts receivable as at December 31, 2010, is summarized as follows:

	2010	2009
Accounts receivable	$207,890	$818,073

Provision for doubtful accounts	(38,736)	-

Provision for the sale of US Player (Note 4)	(111,264)	(774,550)

Net accounts receivable	$57,890	$43,523

6.   Equipment:

2010	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$116,976	$94,658	$22,318
Furniture and fixtures	13,858	9,373	4,485
Leasehold improvements	12,546	12,546	-
	$143,380	$116,577	$26,803

2009	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$592,351	$410,940	$181,411
Furniture and fixtures	17,854	11,386	6,468
Leasehold improvements	12,546	10,284	2,262
	$622,751	$432,610	$190,141

Depreciation expense was $35,245 (2009 - $73,122) for the year ended December 31, 2010.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2010 and 2009

7.  Domain name rights and intangible asset:

The rights to use the domain name bingo.com were acquired in January of 1999 for a cash payment of $200,000 and the issuance of 500,000 shares of common stock of the Company at a value of $2.00 per share. The agreement was signed with Bingo, Inc., an unrelated party at the date of signing of the agreement. Under the terms of the agreement, the Company is required to make quarterly domain name purchase payments to the vendor based on 4% of annual gross revenue (as defined in the agreement), with total minimum payments of $1,100,000 in the first three years, including the initial cash payment, required over the 99 year period ending December 31, 2098. These minimum payment commitments were completed on June 30, 2002. During the year ended December 31, 2002, the agreement was amended so that the remaining domain name purchase payments to the vendor are made monthly, based on 4% of the preceding month' s gross revenue. During the year ended December 31, 2010, the Company purchased the remaining Domain Name payments for $900,000, with the issuance of 6,000,000 common shares of the Company, at a value of $0.15 per share. During the year ended December 31, 2010, expense payments of $66,920 (2009 - $235,261) were paid in accordance with the amended agreement.

Domain name rights have been capitalized on the balance sheet based on the present value of the future minimum royalty payments. In 2002, the Company suspended the amortization of the domain name in accordance with ASC 350, Intangibles - Goodwill and Others, where companies are no longer permitted to amortize indefinite life intangible assets.

2010	Cost	Accumulated amortization	Net book Value

Domain name rights	$2,834,500	$677,259	$2,157,241

2009	Cost	Accumulated amortization	Net book Value

Domain name rights	$1,934,500	$677,259	$1,257,241

8.   Stockholders' equity:

The holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company' s ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.  The Company' s common stock has no par value per common stock.

(a)  Common stock issuances:

During the year ended December 31, 2010, the Company purchased the remaining domain name payments for 6,000,000 common shares at a value of $0.15 per share for a total value of $900,000.

During the year ended December 31, 2010, the Company completed a private placement offering with Unibet Group Plc. of 15,000,000 common shares at $0.15 per share.  Total proceeds of the offering were $2,250,000.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2010 and 2009

8.   Stockholders' equity: (Continued)

(a)  Common stock issuances: (Continued)

During the year ended December 31, 2009, the Company completed two private placements offerings of 5,000,000 shares at $0.15 per share.  Total proceeds of the offering were $750,000.

During the year ended December 31, 2009, the Company closed a private placement offering of 1,360,000 shares at $0.15 per share.  Total proceeds of the offering was $204,000. The shares were issued during the year ended December 31, 2010 and the proceeds received as at December 31, 2009, were recorded as subscriptions received in advance.

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

As at December 31, 2010, there were a total of nil stock options (2009 - nil) outstanding. During the year ended December 31, 2010, there were nil options exercised (2009 - 150,000 options exercised at $0.10 per option) and nil options expired unexercised (2009 - 836,500 options expired unexercised).

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

As at December 31, 2010, there were a total of 3,224,700 stock options (2009 - 3,769,700 stock options) issued, of which 1,934,700 (2009 - 1,934,700) had been exercised as at December 31, 2010. During the year ended December 31, 2010, nil options were exercised (2009 - 167,500 stock options were exercised at $0.10 per option) and 545,000 (2009 - 1,106,000) stock options expired unexercised. Therefore as at December 31, 2010, there were 1,290,000 (2009 - 1,835,000) stock options outstanding at exercise prices ranging from $0.17 to $0.33 per share.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2010 and 2009

8.   Stockholders' equity: (Continued)

(b)  Stock option plans: (Continued)

Of the options outstanding at December 31, 2010, a total of nil (2009 - 1,685,000) were issued where 10% vests at the grant date, 15% one year following the grant date and 2% per month starting 13 months after the grant date.  During the year ended December 31, 2010, the outstanding option agreements were amended to make all unvested options to vest immediately. A total of 1,290,000 (2009 - 547,150) of these common stock purchase options had vested at December 31, 2010.

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

As at December 31, 2010, there were a total of 1,299,692 (2009 - 1,883,442) stock options outstanding at exercise prices ranging between $0.15 and $0.91 per share. During the year ended December 31, 2010, 1,203,750 (2009 - 42,500) stock options expired unexercised.

Of the options outstanding at December 31, 2010, a total of nil (2009 - 1,546,250) were issued where 10% vests at the grant date, 15% one year following the grant date and 2% per month starting 13 months after the grant date.  During the year ended December 31, 2010, the outstanding option agreements were amended to make all unvested options to vest immediately. A total of 1,299,692 (2009 - 1,570,942) of these common stock purchase options had vested at December 31, 2010.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2010 and 2009

8.   Stockholders' equity: (Continued)

(b)  Stock option plans: (Continued)

A summary of stock option activity for the stock option plans for the years ended December 31, 2010 and 2009 are as follows:

	Number of shares	Weighted average exercise price
Outstanding, December 31, 2008	4,995,942	$0.30

Granted	1,025,000	0.17
Exercised	(317,500)	0.10
Expired	(1,985,000)	0.13

Outstanding, December 31, 2009	3,718,442	0.38

Granted	620,000	0.15
Exercised	-	-
Expired	(1,748,750)	0.43

Outstanding, December 31, 2010	2,589,692	$0.29

The aggregate intrinsic value for options as of December 31, 2010 was $nil (2009 - $nil).

The following table summarizes information concerning outstanding and exercisable stock options at December 31, 2010:

Range of exercise prices per share	Number outstanding	Number exercisable	Expiry date
$ 0.91	62,192	62,192	May 18, 2011
0.91	182,500	182,500	June 13, 2011
0.27	410,000	410,000	February 28, 2012
0.33	275,000	275,000	March 5, 2012
0.31	460,000	460,000	May 28, 2013
0.17	580,000	580,000	June 19, 2014
0.15	620,000	620,000	September 30, 2015
	2,589,692	2,589,692

During the years ended December 31, 2010, the Company recorded stock-based compensation expense of $68,967 (2009 - $63,677) relating to the issuance of common stock purchase options to certain employees, officers, and directors of the Company in accordance with ASC 718, Compensation - Stock Compensation. The stock options had a weighted average fair value of $0.29 (2009 - $0.38) per option.

 (c) Warrants:

During the year ended December 31, 2007, the Company issued 3,000,000 warrants which are exercisable into 3,000,000 common shares at $0.35 per share over a period of two years. The warrants are non-transferable and during the year ended December 31, 2009, 3,000,000 warrants expired unexercised.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2010 and 2009

9.   Commitments:

The Company leases office facilities in Vancouver, British Columbia, Canada; The Valley, Anguilla, British West Indies; and London, United Kingdom. These office facilities are leased under operating lease agreements. The Canadian operating lease agreement expires on September 30, 2013. The Anguillian operating lease expires on April 30, 2011. The United Kingdom lease, is leased from a company who employs a current director and officer of the Company. This lease is for 30 days and is automatically renewed with a 30-day notice period.

Minimum lease payments under these operating leases are approximately as follows:

2011	$71,610
2012	68,122
2013	53,851

The Company paid rent expense totaling $128,056 for the year ended December 31, 2010 (2009 - $94,611).

The Company has a management consulting agreement with T.M. Williams (Row), Inc., an Anguilla incorporated company and Mr. Williams dated August 20, 2001, (the "Williams Agreement"), amended February 28, 2002, in connection with the provision of services by Mr. Williams as President and Chief Executive Officer of the Company. The agreement was amended during the year ended December 31, 2010 to include a consultancy payment of $11,666 per month payable in arrears. This contract is for the provision of services by Mr. Williams as President and Chief Executive Officer of the Company.

10. Income taxes:

The Company is domiciled in the tax-free jurisdiction of Anguilla, British West Indies. The computed benefit / expense differed from the amounts computed by applying the United States of America federal income tax rate of 34 percent and various other rates for other jurisdictions to the pretax income / losses from operations as a result of the following:

	2010	2009
Computed " expected" tax benefit	$283,452	$398,784
Reduction in income taxes resulting from income taxes in other tax jurisdictions	(290,478)	(379,516)
Other	(74)	(876)
Expiration of tax asset	(22,342)	(122,524)
Change in taxation rates in other jurisdictions	36,335	-
Change in exchange rates	(20,831)	(23,771)
Change in valuation allowance	8,560	112,749
Taxation on disposed subsidiary	(39,913)	-
	$(45,291)	$(15,154)

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2010 and 2009

10. Income taxes: (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are presented below:

	2010	2009
Deferred tax assets:
Net operating loss carry forwards	$139,463	$148,023

Valuation Allowance	139,463	148,023
	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2010 and 2009, was $139,463 and $148,023, respectively.  The net change in the total valuation allowance for the years ended December 31, 2010 and 2009, was a decrease of $8,560 and $127,903 respectively.

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

During the year ended December 31, 2010, $78,392 (2009 - $471,245) of these net operating loss carryforwards expired in Canada.

11. Related party transactions:

The Company has a liability for $3,860 (2009 - $2,897) to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by a current director and officer of the Company.

The Company has a liability of $113 (2009 - $1,616), to a director and officer of the Company for payment of services rendered and expenses incurred by the director and officer of the Company.

Payments made to Bingo, Inc. in relation to the domain name purchase payment totaled $66,920 during the year ended December 31, 2010 (2009 - $235,261). As at December 31, 2010, the Company has a liability of $nil (2009 - $61,805) to Bingo, Inc. During the year ended December 31, 2010, the Company acquired the remaining Domain Name Purchase payments for 6,000,000 common shares at a value of $0.15 per share for a total value of $900,000.

The Company has a liability of $500 (December 31, 2009 - $3,000), to independent directors of the Company for payment of services rendered.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2010 and 2009

12. Segmented information:

The Company operates in one reportable business segment, the business of marketing games and entertainment based on the game of bingo through its Internet portal, bingo.com, supported mainly by the revenue generated from the deposits received for the games for money and selling advertising on the website.  The revenue for the year ended December 31, 2010 and 2009, has been derived primarily from the revenue generated from the deposits received for the games for money.

            Equipment

The Company' s equipment is located as follows:

Net Book Value	2010	2009

Anguilla	$1,963	$4,645
Canada	17,012	52,877
Curacao, Netherlands Antilles	-	25,031
Malta	-	106,173
United Kingdom	2,544	1,415
United States of America	5,284	-
	$26,803	$190,141

13. Concentrations:

      Major customers

For the year ended December 31, 2010, there was no single player on the gaming site who had wagered more than 10% of the total gaming revenue. The Company is reliant on Unibet to provide contracted services pursuant to its Partner Program. The Company has a receivable from Unibet of $34,857 as at December 31, 2010 (December 31, 2009 - $nil). For the year ended December 31, 2009, there was one major processor, Royal Bank of Scotland receiving 96% of the total funds processed during the year ended December 31, 2009.

During the year ended December 31, 2010 and 2009, the Company offered limited advertising. Therefore there were no advertising sales representing more than 10% of the total sales.

14. Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions.  At December 31, 2010, the Company had total cash balances of $1,396,384 (2009 - $557,251) at financial institutions, where $771,396 (2009 - $91,023) is in excess of federally insured limit.

The Company has concentrations of credit risk with respect to accounts receivable, the majority of its accounts receivable are concentrated geographically in the United Kingdom amongst a small number of customers.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2010 and 2009

14. Concentrations of credit risk: (Continued)

As of December 31, 2010, the Company had two customers, totaling $34,857 and $16,073 who accounted for greater than 10% of the total accounts receivable.

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

15. Contingent liabilities:

The Company has a contingent liability of $nil (2009 - $2,417,207) for player bonus balances. The Company in the prior year implemented various bonus schemes whereby players are credited with a bonus upon the satisfaction of a number of conditions such as initial signup, deposit bonus, chat games, reactivation of old accounts and other terms that are purely promotional based.  These bonuses are not considered to be part of the players' winnings and are never withdrawable. However, this bonus maybe wagered, subject to existing terms and conditions and potentially winnings made on the wager of these bonuses are withdrawable. During the year ended December 31, 2010, these player bonus balances were migrated to the Unibet Partner Program and are no longer a contingent liability of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 1, 2010 (the " Dismissal Date" ), we dismissed Dohan and Company, CPA' s, as our independent certifying accountant. Our Board of Directors approved of the dismissal on November 16, 2009. There were no disputes or disagreements between Dohan and Company, CPA' s and the Company during the previous two fiscal years. Except for the provision of a " Going Concern" opinion, the reports of Dohan and Company, CPA' s on our financial statements for the years ended December 31, 2008 and 2007 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

During the years ended December 31, 2008 and 2007, and through the Dismissal Date, we have not had any disagreements with Dohan and Company, CPA' s on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Dohan and Company, CPA' s satisfaction, would have caused them to make reference thereto in their reports on our financial statements for such years.

On February 4, 2010, we engaged Davidson & Company LLP, as its independent registered public accounting firm, to audit our financial statements. The decision to engage Davidson & Company LLP was approved by our Board of Directors at a Board meeting called for such purpose.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)        Management' s responsibility

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to the Company' s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company' s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (" COSO" ) in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of December 31, 2010, the Company' s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company' s registered public accounting firm regarding internal control over financial reporting.  Management' s report was not subject to attestation by the Company' s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management' s report in this annual report.

 (c)       Changes in internal controls.

There were no significant changes in our internal controls or other factors that could significantly affect our internal controls during the year ended December 31, 2010, and to the date of filing this annual report.

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers as of the date of this Report are as follows:

Name	Age	Position	Audit Committee	Governance Committee	Compensation Committee
T. M. Williams	70	President and Chief Executive Officer and Chairman of our Board of Directors	X
J. M. Williams	35	Vice-President, Business Development		X	X
C. M. Devereux	47	Vice-President, Corporate Affairs		X*	X
G. Whitton	74	Non Executive Director	X*	X
F. Curtis	46	Non Executive Director	X		X*
P. Nylander	46	Non Executive Director
H. W. Bromley	41	Chief Financial Officer

X* - Chairman of Committee

T. M. Williams has served as our President and Chief Executive Officer and Chairman since August 20, 2001.  Since 1984, Mr. Williams has served as a principal of Tarpen Research Corporation and T.M. Williams (ROW), Inc., private consulting firms, and from 1993 until 2008, was Adjunct Professor, Faculty of Commerce and Business Administration at the University of British Columbia.  From 1988 to 1991, he was President and Chief Executive Officer of Distinctive Software, Inc. in Vancouver, BC, and, upon the acquisition of that company by Electronic Arts Inc., North America' s largest developer of entertainment software, he became President and Chief Executive Officer of Electronic Arts (Canada) Inc., where he continued until 1993. Mr. Williams is a director of YM Biosciences, Inc. (a biotechnology company), and several other private corporations.

Mr. J. M. Williams has served as Vice President, Business development and Marketing Director for the Company since September 2001. From January 2000 to September 2001, he was a Business Development representative at Blue Zone Inc. (a technology company). From September 1998 to May 1999 he was a Business Analyst with RBC Dominion Securities. Mr. J. M. Williams has a bachelor of Commerce degree from the University of Victoria. Mr. J. M. Williams is the son of Mr. T. M. Williams the Company' s Chief Executive Officer.

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

Mr. G. Whitton is now retired. He was Chairman and CEO of International Verifact Inc. (" IVI" ) from 1987 to 2000 prior to its merger with INGENICO of France. IVI was a publicly traded Canadian company which was a major supplier of point of sale terminals and related equipment for the banking, retail, and health care industries in Canada and the USA. From 1979 to 1987 Mr. Whitton was the owner, President and Chairman of Howarth & Smith Ltd., a large typography, printing and data management company which he sold in 1987.  From 1985 to 1987 he was also the President and CEO of Canadian Telecommunications Group which was purchased by British Telecom in 1987.  From 1973 to 1979 Mr. Whitton held senior operating positions with Canada Permanent Trust and CIBC.  From 1962 to 1973 he was with IBM Canada holding various positions in sales, marketing and data center operations.  Mr. Whitton has a Bachelor of Arts degree from the Scottish College of Commerce in 1960.

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

Mr. P. Nylander is a senior Advisor to the Unibet Group since 2010. In addition he is Chairman of Universum AB since 2010. Mr. P Nylander was the CEO of Unibet Group Plc. from 2005 to 2010. From 2003 to 2005, Mr. Nylander was CEO and Managing Partner of OMD Sweden AB, a subsidiary of the Omnicom Group. From 1994 to 2003, he was CEO of TV3 Scandinavia and Vice President of Modern Times Group Broadcasting Free TV. Mr. Nylander has a Bachelor of Science majoring in marketing from the University of Stockholm.

Mr. H. W. Bromley , has served as our Chief Financial Officer since July 2002. From 2000 to 2001, Mr. Bromley was a Director and the Group Financial Officer for Agroceres & Co. Ltd. From 1995 - 1999, he was an employee of Ernst & Young working in South Africa and in the United States of America. Mr. Bromley has in addition worked for CitiBank, Unilever PLC and Gerrard. Mr. Bromley is also the Chief Financial Officer for CellStop Systems, Inc. (a security manufacturing company). Mr. Bromley is a Chartered Accountant.

COMPOSITION OF OUR BOARD OF DIRECTORS

We currently have six directors. All directors currently hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Our officers are appointed annually by the Board of Directors and hold office until their successors are appointed and qualified. Pursuant to the Company's by-laws, the number of directors shall be increased or decreased from time-to-time by resolution of the Board of Directors or the shareholders. Mr. J. M. Williams is the son of Mr. T. M. Williams. There are no other family relationships between any of the officers and directors of the Company.

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

BOARD OF DIRECTORS MEETINGS

Our Board of Directors met, in person, five times during the last fiscal year and it regularly approves all material actions required by consent resolutions.

CODE OF ETHICS

On December 21, 2006, the Board of Directors of Bingo.com, Ltd. (the "Board") adopted a new Code of Business Conduct and Ethics (the "Code"), which applies to the Company's directors, officers and employees. The Code was adopted to further strengthen the Company's internal compliance program. The Code addresses among other things, honesty and integrity, fair dealing, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, and administration of the code. The code is available at the Company's website at http://corporate.bingo.com/ under Corporate Governance. A copy of our Code of Ethics is available upon request at no charge to any shareholder.

DIRECTOR COMPENSATION

The Non Executive Directors receive a cash compensation for their services as members of the Board of Directors based on a compensation per meeting. During the year ended December 31, 2010, the Non Executive Directors received compensation of $7,500 (Fiscal 2009 - $6,000). The Executive directors currently do not receive cash compensation for their services as members of the Board of Directors. In addition, both the Non Executive and the Executive Directors are reimbursed for expenses in connection with attendance at Board of Directors meetings and specific business meetings.  Directors are eligible to participate in our stock option plans. Option grants to directors are at the discretion of the Board of Directors acting upon the recommendation of the Compensation committee.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the " SEC" ) initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Our officers, directors and greater than ten percent beneficial owners filed in a timely manner in accordance with Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

The following table describes the compensation we paid to our Chief Executive Officer and directors (the " Named Executive Officer" ).

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-term Compensation
Name and Principal Position	Year	Fees	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options /	All Other Compensation
		$	$	$	$	SARs (#)	$
T.M. Williams -	2010	58,333	-	-	-	100,000	-
President and	2009	-	-	-	-	100,000	-
CEO (1)	2008	-	-	-	-	100,000	-
J. M. Williams	2010	157,413	-	-	-	100,000
	2009	122,622	-	-	-	100,000
	2008	134,101	-	-	-	100,000
C. M. Devereux	2010	157,416	-	-	-	100,000	-
	2009	122,622	-	-	-	100,000	-
	2008	134,101	-	-	-	100,000
H. W. Bromley	2010	165,655	-	-	-	100,000	-
	2009	122,622	-	-	-	100,000	-
	2008	134,101	-	-	-	100,000	-

(1) All of the compensation paid to the Named Executive Officer is paid to T.M. Williams (Row), Ltd. for the services of Mr. T. M. Williams.  See additional discussion in Employment Arrangements section of Item 11 of this report.

OPTION GRANTS IN THE LAST FISCAL YEAR

During the fiscal year ended December 31, 2010, we granted to Mr. T. M. Williams, Mr. J. M. Williams, Mr. C. M. Devereux and Mr. H. W. Bromley stock options to purchase a total of 100,000 shares each of our common stock at an exercise price of $0.15 per share until September 30, 2015. During the fiscal year ended December 31, 2010, we granted to Mr. G. Whitton, Ms. F. Curtis and Mr. P. Nylander stock options to purchase a total of 50,000 shares each of our common stock at an exercise price of $0.15 per share until September 30, 2015. During the year ended December 31, 2010, no stock options were exercised by our executive officers and 400,000 stock options held by our executive officers expired unexercised.

STOCK OPTION PLANS

Our 1999 Stock Option Plan has a total of 1,895,000 shares of our common stock reserved for issuance upon exercises of options under the plan. As at December 31, 2010, there were nil options outstanding. Options to purchase 1,637,000 shares remained available for future grant under the 1999 Stock Option Plan.

Our 2001 Stock Option Plan has a total of 5,424,726 shares of our common stock reserved for issuance upon exercises of options under the plan. As at December 31, 2010, there were a total of 3,224,700 stock options with exercise prices ranging from $0.10 to $0.33 per share issued, of which 1,934,700 options have been exercised in total as at December 31, 2010. As at December 31, 2010, there were a total 1,290,000 options outstanding at exercise prices ranging from $0.17 to $0.33 per share. Options to purchase 2,200,026 shares remained available for future grant under the 2001 Stock Option Plan as at December 31, 2010.

During the year ended December 31, 2005, the Company's Board of Directors adopted the 2005 stock option plan. The plan was approved by the shareholders at the Annual general meeting held during the year ended December 31, 2005. The Company has reserved a total of 2,000,000 common shares for issuance under the 2005 stock option plan. As at December 31, 2010, there were a total of 1,305,942 stock options with exercise prices ranging from $0.15 to $0.91 per share issued, of which 6,250 options have been exercised in total as at December 31, 2010. As at December 31, 2010, there were a total of 1,299,692 stock options outstanding at an exercise price ranging between $0.15 and $0.91 per share. Options to purchase 694,058 shares remained available for future grant under the 2005 Stock Option Plan as at December 31, 2010.

Our Board of Directors administers the 1999 Stock Option Plan, the 2001 Stock Option Plan and the 2005 Stock Option Plan (collectively, the " Stock Option Plans" ). Our Board is authorized to construe and interpret the provisions of the Stock Option Plans, to select employees, directors and consultants to whom options will be granted, to determine the terms and conditions of options and, with the consent of the grantee, to amend the terms of any outstanding options.

The 1999 stock option plan may be granted to employees and to such other persons who are not employees as determined by the 1999 stock option plan administrator (the " Administrator" ).  In determining the number of shares of our Common Stock subject to each option granted under the 1999 stock option plan, consideration is given to the present and potential contribution by such person to the success of the Company.  The exercise price is determined by the Administrator, provided that the exercise price for any covered employee (as that term is defined for the purposes of Section 162(m) (3) of the Internal Revenue Code of 1986 as amended (the " Code" ), may not be less than the fair market value per share of the Common Stock at the date of grant by the Administrator.  Each option is for a term not in excess of ten years except in the case of the death of an optionee, in which case the option is exercisable for a maximum of twelve months thereafter, or in the case of an optionee ceasing to be a participant under the 1999 stock option plan for any reason other than cause or death, in which case the option is exercisable for a maximum of 30 days thereafter.  The 1999 stock option plan does not provide for the granting of financial assistance, whether by way of a loan, guarantee or otherwise, by us in connection with any purchase of shares of Common Stock from the Company.

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

EMPLOYMENT ARRANGEMENTS

We entered into a management consulting agreement with T.M. Williams (Row), Inc., an Anguilla incorporated company and Mr. Williams dated August 20, 2001, (the "Williams Agreement"), amended February 28, 2002, in connection with the provision of services by Mr. Williams as President and Chief Executive Officer of the Company. During the year ended December 31, 2010, the agreement was amended to include a consultancy payment of US$11,666 per month payable in arrears.

The term of the amended Williams Agreement is for a period of one year, unless terminated sooner by any of the parties under the terms and conditions contained in the amended Williams Agreement. If the amended Williams Agreement is not terminated by any of the parties, the term may be renewed for a further one year period at the option of T.M. Williams (Row), Ltd., on substantially the same terms and conditions, by giving three months notice in writing to the Company. The agreement was renewed for a further one year period on August 1, 2010. This contract is for the provision of services by Mr. Williams as President and Chief Executive Officer of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of March 22, 2011, by:

-     each person known by us to beneficially owns 5% or more of our outstanding common stock;

-     each of our directors;

-     each of the Named Executive Officers; and

-     all of our directors and Named Executive Officers as a group.

In general, a person is deemed to be a " beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or direct the disposition of such security. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or debentures held by that person that are currently exercisable or convertible or exercisable or convertible within 60 days of March 22, 2011, are deemed outstanding.

Percentage of beneficial ownership is based upon 63,877,703 shares of common stock outstanding at March 22, 2011. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person' s name.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
T. M. Williams #7 Brimingin Drive North Side The Valley, TV1 02P Anguilla, B. W. I.	3,437,558	(1)	5%

J. M. Williams 17 Bridgewater House 6-9 Bridgewater Square London, EC2Y 8AG United Kingdom	708,200	(2)	1%

C. M. Devereux 10 - 3036 West 4th Avenue Vancouver, BC, V6K 1R4 Canada	604,500	(3)	1%

H. W. Bromley 3851 Edgemont Boulevard North Vancouver BC, V7R 2P9 Canada	825,000	(4)	1%

All directors and Named Executive Officers as a group (4 persons)	5,556,758		8%

Bingo, Inc. P.O. Box 727, Landsome Road The Valley, Anguilla, B.W.I.	18,896,831	(5)	28%

Unibet Group Plc. Fawwara Buildings Msira Road Gzira GZR1402 Malta	15,000,000	(6)	22.6%

Pendinas Ltd. Ballacarrick, Pooilvaaish Road Castletown, IM9 4PJ Isle of Man	7,675,999	(7)	12%

G. R. Williams Ballacarrick, Pooilvaaish Road Castletown, IM9 4PJ Isle of Man	4,287,000	(8)	6%

(1) Includes 25,000 shares of common stock that may be issued upon the exercise of 25,000 stock purchase options with an exercise price of $0.91 per share,100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.33 per share, 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.31 per share, 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.17 per share and 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.15 per share,. Also includes 3,012,558 shares held directly by Mr. T. M. Williams. Mr. T. M. Williams is the potential beneficiary of certain discretionary trusts that hold approximately 80% of the shares of a private holding company.  If 80% of the shares of common stock beneficially owned by the private holding company are included here, Mr. T. M. William' s beneficial ownership changes to 15,117,465 shares, representing 28% of the Class.

(2) Includes 25,000 shares of common stock that may be issued upon the exercise of 25,000 stock purchase options with an exercise price of $0.91 per share, 175,000 shares of common stock that may be issued upon the exercise of 175,000 stock purchase options with an exercise price of $0.27 per share, 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.31 per share 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.17 per share and 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.15 per share.  Also includes 208,200 shares held directly by Mr. J. M. Williams. Mr. J. M. Williams is the potential beneficiary of certain discretionary trusts that hold approximately 80% of the shares of a private holding company.  If 80% of the shares of common stock beneficially owned by the private holding company are included here, Mr. J. M. William' s beneficial ownership changes to 15,117,465 shares, representing 24% of the Class.

(3) Includes 25,000 shares of common stock that may be issued upon the exercise of 25,000 stock purchase options with an exercise price of $0.91 per share, 175,000 shares of common stock that may be issued upon the exercise of 175,000 stock purchase options with an exercise price of $0.27 per share, 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.31 per share, 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.17 per share and 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.15 per share.  Also includes 104,500 shares held directly by Mr. C. M. Devereux.

(4) Includes 25,000 shares of common stock that may be issued upon the exercise of 25,000 stock purchase options with an exercise price of $0.91 per share, 175,000 shares of common stock that may be issued upon the exercise of 175,000 stock purchase options with an exercise price of $0.33 per share,100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.31 per share, 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.17 per share and 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.15 per share.  Also includes 325,000 shares held directly by Mr. H. W. Bromley.

(5) Includes 18,896,831 shares held directly by Bingo, Inc., a private holding company.

(6) Includes 15,000,000 shares held directly by Unibet Group Plc. which is listed on NASDAQ OMX Nordic Exchange in Stockholm.

(7) Includes 7,675,999 shares held directly by Pendinas Ltd., a company wholly owned by Mr. G. R. Williams.

(8) Includes 4,287,000 shares held directly by G. R. Williams. Mr. G. R. Williams is not related to Mr. T. M. Williams nor Mr. J. M. Williams.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has a liability for $3,860 (2009 - $2,897) to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by a current director and officer of the Company.

The Company has a liability of $113 (2009 - $1,616), to a director and officer of the Company for payment of services rendered and expenses incurred by the director and officer of the Company.

Payments made to Bingo, Inc. in relation to the domain name purchase payment totaled $66,920 during the year ended December 31, 2010 (2009 - $235,261). As at December 31, 2010, the Company has a liability of $nil (2009 - $61,805) to Bingo, Inc. During the year ended December 31, 2010, the Company acquired the remaining Domain Name Purchase payments for 6,000,000 shares at $0.15 per share with a value of $900,000.

The Company has a liability of $500 (December 31, 2009 - $3,000), to independent directors of the Company for payment of services rendered.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended December 31, 2010, the Company incurred fees of $46,883 (2009 - $50,650) from the principal accountant during fiscal 2010 -  Davidson & Company LLP, $46,883 of these fees related to audit fees (2009 - $50,650).

Our Audit Committee reviewed the audit and non-audit services rendered by Davidson & Company LLP, during the periods set forth above and concluded that such services were compatible with maintaining the auditors' independence. All audit and non-audit services performed by our independent accountants are pre-approved by our Audit Committee to assure that such services do not impair the auditors' independence from us.

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

Date:    March 22, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By:       /s/ T. M. Williams                      President and Chief                   March 22, 2011

T. M. Williams                          Executive Officer and

 Director (Principal

                                                 Executive Officer)

By:       /s/ H. W. Bromley                    Chief Financial Officer              March 22, 2011

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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.' s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of December 31, 2010, covered by this annual report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.' s internal control over financial reporting that occurred during Bingo.com, Ltd.' s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.' s internal control over financial reporting; and

5.  Bingo.com, Ltd.' s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.' s auditors and the audit committee of Bingo.com, Ltd.' s board of directors (or persons performing the equivalent functions):

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

Signed :            /s/ T. M. Williams                                                                     Date : March 22, 2011

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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.' s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of December 31, 2010, covered by this annual report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.' s internal control over financial reporting that occurred during Bingo.com, Ltd.' s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.' s internal control over financial reporting; and

5.  Bingo.com, Ltd.' s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.' s auditors and the audit committee of Bingo.com, Ltd.' s board of directors (or persons performing the equivalent functions):

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

Signed : /s/ H. W. Bromley                                                                   Date : March 22, 2011

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

  CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Bingo.com, Ltd. (the " Company" ) on Form 10-K for the period ended December 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the " Report" ), I, T. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        March 22, 2011

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

  CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Bingo.com, Ltd. (the " Company" ) on Form 10-K for the period ended December 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the " Report" ), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

a.    The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

b.   The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                            /s/ H. W. Bromley

                                                            H. W. Bromley

                                                            Chief Financial Officer

                                                                        March 22, 2011

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

  EXHIBIT LIST

The following instruments are included as exhibits to this Report.  Exhibits incorporated by reference are so indicated.

Exhibit Number	Description
4.4	Convertible Debenture between the Company and unrelated parties dated July 2, 2002. (b)
4.5	Common Stock Purchase Warrant between the Company and unrelated parties dated July 2, 2002. (b)
10.2	Asset Purchase Agreement by and between Bingo, Inc. and Progressive Lumber, Corp. dated January 18, 1999. (a)
10.24	Amended Consulting Agreement dated February 28, 2002, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (c)
10.29	Amendment of Asset Purchase Agreement dated July 1, 2002. (d)
10.32	Code of Business Conduct and Ethics dated December 22, 2006. (e)
10.33	Amended Consulting Agreement dated June 16, 2010, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (f)
10.34	Executive Summary of Comprehensive Valuation Report by Evans & Evans Inc. on the Bingo.com, Ltd. 4% Domain Name Purchase Payments. (g)
31.1	Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 22, 2011.
31.2	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 22, 2011.
32.1	Certification from the Chief Executive Officer of Bingo.com, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 22, 2011.
32.2	Certification from the Chief Financial Officer of Bingo.com, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 22, 2011.

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