Form 10-Q
period 2011-03-31
BINGO.COM LTD.
filed 2011-05-13
CIK 1318482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer's common stock, no par value per share, was 63,877,703 as of May 12, 2011.

 BINGO.COM, LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2011

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
ITEM 4T.	Controls and Procedures.	21
PART II - OTHER INFORMATION		23
ITEM 1.	Legal Proceedings	23
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
ITEM 3.	Defaults Upon Senior Securities	23
ITEM 4.	Submission of Matters to a Vote of Security Holders	23
ITEM 5.	Other Information	23
ITEM 6.	Exhibits and reports on Form 8-K	24
SIGNATURES		26
EXHIBITS		27
Exhibit 10.35 Consulting agreement dated April 1, 2011, between the Company and H. W. Bromley		27
CERTIFICATIONS		26
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		28

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

As at	March 31, 2011	December 31, 2010

Assets
Current assets:
Cash	$839,635	$1,396,384
Accounts receivable less allowance for doubtful accounts $150,000 (December 31, 2010 - $150,000)	202,965	57,890
Prepaid expenses	67,701	406,557
Total Current Assets	1,110,301	1,860,831

Equipment, net	21,534	26,803

Other assets	19,921	20,009

Domain name rights and intangible assets (Note 5)	2,157,241	2,157,241

Deferred tax asset, less valuation allowance of $140,545 (December 31, 2010 - $139,463) (Note 8)	-	-

Total Assets	$3,308,997	$4,064,884

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$18,163	$12,251
Accrued liabilities	96,250	120,713
Accounts payable and accrued liabilities - related party (Note 9)	7,639	4,473
Total Current Liabilities	122,052	137,437

Commitments (Note 7)
Subsequent event (Note 13)

Stockholders' equity (Note 6):
Common stock, no par value, unlimited shares authorized, 63,877,703 shares issued and outstanding (December 31, 2010 - 63,877,703)	18,236,270	18,233,440
Accumulated deficit	(15,073,905)	(14,330,573)
Accumulated other comprehensive income: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	3,186,945	3,927,447

Total Liabilities and Stockholders' Equity	$3,308,997	$4,064,884

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Operations

Three Months Ended March 31, 2011 and 2010

(Unaudited)

	2011	2010

Advertising revenue	$15,867	$45,523
Gaming revenue	231,177	1,209,269
Total revenue	247,044	1,254,792

Operating expenses:
Cost of producing revenue	-	857,402
Depreciation and amortization	2,650	16,076
Directors fees	2,000	1,500
General and administrative	75,430	136,806
Salaries, wages, consultants and benefits	443,528	261,988
Selling and marketing	496,679	314,087
Stock-based compensation	-	9,306
Total operating expenses	1,020,287	1,597,165

Loss before other income (expense) and income taxes	(773,243)	(342,373)

Other income (expense):
Foreign exchange gains	38,361	4,314
Loss on disposal of equipment	(6,877)	(5,374)
Interest and other income	1,054	210
Profit from sale of US players and related assets (Note 4)	-	5,000

Loss before income taxes	(740,705)	(338,223)

Income tax expense	(2,627)	(6,583)

Net loss	$(743,332)	$(344,806)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding, basic and diluted	63,877,703	42,756,814

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the period ended March 31, 2011

(Unaudited)

	Common stock		Accumulated Other Comprehensive income
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2010	63,877,703	$18,233,440	$(14,330,573)	$ 24,580	$3,927,447

Issuance of consultant stock Options	-	2,830	-	-	2,830

Net loss	-	-	(743,332)	-	(743,332)
Balance, March 31, 2011	63,877,703	$ 18,236,270	$ (15,073,905)	$ 24,580	$ 3,186,945

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2011 and 2010

(Unaudited)

	2011		2010
Cash flows from operating activities:
Net loss	$(743,332)		$(344,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,650		16,076
Loss on disposal of equipment	6,877		5,374
Stock-based compensation	-		9,306
Issuance of consultant stock option	2,830		2,830
Profit from the sale of US players and related assets	-		(5,000)
Changes in operating assets and liabilities:
Accounts receivable	(145,075)		(31,748)
Prepaid expenses	338,856		18,127
Other assets	88		13,987
Accounts payable and accrued liabilities	(15,385)		76,958
Provision for progressive jackpots	-		(8,277)
Players float	-		(17,702)
Net cash used in operating activities	(552,491)		(264,875)

Cash flows from investing activities:
Acquisition of equipment	(4,258)		-
Proceeds from sale of US players and related assets	-		5,000
Proceeds on disposal of equipment	-		286
Net cash (used in) provided by investing activities	(4,258)		5,286

Change in cash	(556,749)		(259,589)

Cash, beginning of period	1,396,384		557,251
Cash, end of period	$839,635		$297,662

Supplementary information:
Interest paid	$-		$-
Income taxes paid	$5,380	$	‑
Non-cash financing activity	$-		$-
Non-cash investing activity	$-		$-

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2011 and 2010

(Unaudited)

1.         Basis of Presentation:

The accompanying unaudited financial statements have been prepared by Bingo.com, Ltd. ("the Company" ) in conformity with accounting principles generally accepted in the United States of America applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations.  In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented.  All adjustments are of a normal recurring nature, except as otherwise noted below.  These financial statements should be read in conjunction with the Company' s audited consolidated financial statements and notes thereto for the year ended December 31, 2010, included in the Company' s Annual Report on Form 10-K, filed March 22, 2011, with the Securities and Exchange Commission.  The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Continuing operations

These consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses from operations for the quarter ended March 31, 2011 and 2010, and has an accumulated deficit of $15,073,905 as at March 31, 2011.

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

Three months ended March 31, 2011 and 2010

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

Significant areas requiring the use of estimates include the valuation of long-lived assets, the valuation of shares issued for the purchased of the remaining Domain Name Purchase payments, the collectability of accounts receivable and the valuation of deferred tax assets.  Actual results may differ significantly from these estimates.

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

(d)    Foreign currency:

The consolidated financial statements are presented in United States dollars, the functional currency of the Company. Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at the transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary and non-monetary assets and

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2011 and 2010

(Unaudited)

2.       Summary of significant accounting policies (Continued):

(d)  Foreign currency: (Continued)

liabilities are included in income. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in earnings.

(e)  Impairment of long-lived assets and long-lived assets to be disposed of:

During the periods presented, the only long-lived assets reported on the Company' s consolidated balance sheet are equipment, other assets, and domain name rights. Long-lived assets and certain identifiable recorded intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.

If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell.

(f)  Domain name and intangible assets:

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

 (g) New accounting pronouncements and changes in accounting policy:

In September 2009, the FASB issued authoritative guidance regarding multiple-deliverable revenue arrangements.  This guidance addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting.  Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price.  This guidance is effective for annual periods beginning after June 15, 2010 but may be early adopted as of the beginning of an annual period.  The Company has adopted this guidance and it is considered that it does not have a material impact on the Company' s financial reporting and disclosures.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2011 and 2010

(Unaudited)

2.   Summary of significant accounting policies (Continued):

(g)  New accounting pronouncements: (Continued)

In April 2010, the FASB issued ASU 2010-13, Compensation - Stock Compensation (Topic 718), amending ASC 718. ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which the entity' s equity securities trade should not be classified as a liability if it otherwise qualifies as equity.  ASU 2010-13 also improves GAAP by improving consistency in financial reporting by eliminating diversity in practice.  ASU 2010-13 is effective for interim and annual reporting periods beginning after December 15, 2010 (January 1, 2011 for the Company) ..  The Company has adopted ASU 2010-09, but it does not have a material impact on the Company' s financial reporting and disclosures.

In December 2010, the FASB issued ASU No. 2010-28 - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  This update provides amendments to Accounting Standards Codification ("ASC" ) Topic 350 - Intangibles, Goodwill and Other that requires an entity to perform Step 2 impairment test even if a reporting unit has zero or negative carrying amount.  The first step is to identify potential impairments by comparing the estimated fair value of a reporting unit to its carrying value, including goodwill. If the carrying value of a reporting unit exceeds the estimated fair value, a second step is performed to measure the amount of impairment, if any. The second step is to determine the implied fair value of the reporting unit' s goodwill, measured in the same manner as goodwill is recognized in a business combination, and compare that amount with the carrying amount of the goodwill. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The Company has adopted ASU No. 2010-28 effective January 1, 2011. As a result of this standard, goodwill impairments may be reported sooner than under current practice. We do not expect ASU No. 2010-28 to have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, which contains updated accounting guidance to clarify the acquisition date that should be used for reporting pro forma financial information when comparative financial statements are issued. This update requires that a company should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This update also requires disclosure of the nature and amount of material, nonrecurring pro forma adjustments. The provisions of this update, which are to be applied prospectively, are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The impact of this update on the Company' s consolidated financial statements will depend on the size and nature of future business combinations and is therefore not expected to have any impact on our consolidated financial statements for the quarter ended March 31, 2011.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2011 and 2010

(Unaudited)

2.   Summary of significant accounting policies (Continued):

(h) Financial instruments: (Continued)

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

Three months ended March 31, 2011 and 2010

(Unaudited)

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

4.   Sale of US players and related assets:

Effective October 12, 2006, the Company, in response to the United States Unlawful Internet Gambling Enforcement Act, sold its United States players and related assets for $1,200,050, payable by the arms-length purchaser at a variable rate over the subsequent months. There is no set period for repayment and it is interest free. The Company has fully provided for the outstanding amount due.  The Company will recognize the profit from the sale of these assets as and when payment is received. During the quarter ended March 31, 2011, the Company collected $nil (March 31, 2010 - $5,000) in payment for these assets.

During the year ended December 31, 2010, the Company was advised that the purchaser had ceased operations and is in the process of winding up the company. Therefore the Company has determined that $658,286 will never be recovered.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2011 and 2010

(Unaudited)

4.   Sale of US players and related assets: (Continued)

Amount
Balance remaining December 31, 2009	$774,550

Payments received	(5,000)

Amount deemed irrecoverable and removed from accounts receivable	(658,286)

Balance remaining December 31, 2010	$111,264

Payments received	-

Balance remaining March 31, 2011	$111,264

The amount has been fully provided for as part of allowance for doubtful accounts.

5.    Domain name rights and intangible asset:

The rights to use the domain name bingo.com were acquired in January of 1999 for a cash payment of $200,000 and the issuance of 500,000 shares of common stock of the Company at a value of $2.00 per share. The agreement was signed with Bingo, Inc., an unrelated party at the date of signing of the agreement. Under the terms of the agreement, the Company is required to make quarterly domain name purchase payments to the vendor based on 4% of annual gross revenue (as defined in the agreement), with total minimum payments of $1,100,000 in the first three years, including the initial cash payment, required over the 99 year period ending December 31, 2098. These minimum payment commitments were completed on June 30, 2002. During the year ended December 31, 2002, the agreement was amended so that the remaining domain name purchase payments to the vendor are made monthly, based on 4% of the preceding month' s gross revenue. During the year ended December 31, 2010, the Company purchased the remaining Domain Name payments for $900,000, with the issuance of 6,000,000 common shares of the Company, at a value of $0.15 per share. During the quarter ended March 31, 2011, expense payments of $nil (March 31, 2010 - $50,220) were paid in accordance with the amended agreement.

Domain name rights have been capitalized on the balance sheet based on the present value of the future minimum royalty payments. In 2002, the Company suspended the amortization of the domain name in accordance with ASC 350, Intangibles - Goodwill and Others, where companies are no longer permitted to amortize indefinite life intangible assets.

March 31, 2011	Cost	Accumulated amortization	Net book Value

Domain name rights	$2,834,500	$677,259	$2,157,241

December 31, 2010	Cost	Accumulated amortization	Net book Value

Domain name rights	$2,834,500	$677,259	$2,157,241

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2011 and 2010

(Unaudited)

6.    Stockholder' s Equity:

During the quarter ended March 31, 2011, the Company recorded stock based compensation expense of $nil (March 31, 2010 - $9,306) but did recognize $2,830 (March 31, 2010 - $2,830) in consulting fees on options vested.

No options were granted or exercised during the period ended March 31, 2011.

7.   Commitments:

The Company leases office facilities in Vancouver, British Columbia, Canada, The Valley, Anguilla, British West Indies and London, United Kingdom. These office facilities are leased under operating lease agreements. The Anguillan operating lease expires on April 30, 2011 and subsequent to the quarter ended March 31, 2011, the lease was extended for a further year. The United Kingdom lease is leased from a company owned by a current director and officer of the Company. This lease is for 30 days and is automatically renewed with a 30 day notice period.

Subsequent to the quarter ended March 31, 2011, the Company amended the Canadian operating lease agreement for a smaller space. The Canadian operating lease agreement expires on April 30, 2014.

Minimum lease payments under these operating leases are approximately as follows:

2011	$25,962
2012	19,060
2013	17,271

The Company paid rent expense totaling $32,057 for the quarter ended March 31, 2011 (March 31, 2010 - $30,011).

The Company has a management consulting agreement with T.M. Williams (Row), Inc., an Anguilla incorporated company, and Mr. Williams dated August 20, 2001, (the "Williams Agreement"), amended February 28, 2002, in connection with the provision of services by Mr. Williams as President and Chief Executive Officer of the Company. The agreement was amended during the year ended December 31, 2010 to include a consultancy payment of $11,666 per month payable in arrears. This contract is for the provision of services by Mr. Williams as President and Chief Executive Officer of the Company.

8.    Income Taxes

Bingo.com, Ltd. is domiciled in the tax-free jurisdiction of Anguilla, British West Indies. However certain of the Company' s subsidiaries incur income taxation. The Company has provided $2,627 during the quarter ended March 31, 2011, for income tax (December 31, 2010 - $45,291).

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2011, and December 31, 2010, are presented below:

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2011 and 2010

(Unaudited)

8.    Income Taxes: (Continued)

	March 31, 2011	December 31, 2010
Deferred tax assets:
Net operating loss carry forwards	$140,545	$139,463

Valuation Allowance	(140,545)	(139,463)
	$-	$-

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

9.    Related Party Transactions

The Company has a liability of $4,750 (December 31, 2010 - $3,860), to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by the current director and officer of the Company.

The Company has a liability of $389 (December 31, 2010 - $113), to a director and officer of the Company for payment of services rendered and expenses incurred by the director and officer of the Company.

Payments made to Bingo, Inc. in relation to the domain name purchase payment totaled $nil during the quarter ended March 31, 2011 (March 31, 2010 - $50,220). During the year ended December 31, 2010, the Company acquired the remaining Domain Name Purchase payments for 6,000,000 common shares at a value of $0.15 per share for a total value of $900,000.

The Company has a liability of $2,500 (December 31, 2010 - $500), to independent directors of the Company for payment of services rendered.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

10. Segmented information:

Revenue

The Company operates in one reportable business segment, the business of marketing games and entertainment based on the game of bingo through its Internet portal, bingo.com, supported mainly by the revenue generated from the deposits received for the games for money and selling advertising on the website.  The revenue for the quarter ended March 31, 2011 and 2010, has been derived primarily from the revenue generated from the deposits received for the games for money.

Equipment

The Company' s equipment is located as follows:

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2011 and 2010

(Unaudited)

10. Segmented information: (Continued)

Net Book Value	March 31, 2011	December 31, 2010

Anguilla	$1,799	$1,963
Canada	12,661	17,012
United Kingdom	2,332	2,544
United States of America	4,742	5,284
	$21,534	$26,803

11.       Concentrations

Major customers

For the quarter ended March 31, 2011, there was no single player on the gaming site who had wagered more than 10% of the total gaming revenue. The Company is reliant on Unibet to provide contracted services pursuant to its Partner Program. The Company has a receivable from Unibet of $187,604 as at March 31, 2011 (December 31, 2010 - $34,857).

During the quarter ended March 31, 2011 and 2010, the Company offered limited advertising. Therefore there were no advertising sales representing more than 10% of the total sales.

12.  Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions. At March 31, 2011, the Company had total cash balances of $839,635 (December 31, 2010 - $1,396,384) at financial institutions, where $436,808 (December 31, 2010 - $771,396) is in excess of federally insured limits. The Company has concentrations of credit risk with respect to accounts receivable, as large amounts of its accounts receivable are concentrated geographically in the United Kingdom amongst a small number of customers.

As of March 31, 2011, the Company had one customer totaling $187,604, who accounted for total accounts receivable greater than 10%. As of December 31, 2010, the Company had two customers, totaling $34,857 and $16,073 who accounted for greater than 10% of the total accounts receivable.

The Company controls credit risk through monitoring procedures and receiving prepayments of cash for services rendered.  The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable.

13. Subsequent Event

Subsequent to the quarter ended March 31, 2011, the Company entered management agreements with its executive officers and certain staff. Mr. H. Bromley will continue in his role as CFO for the Company. Mr. C. M. Devereux will continue to stand on the board of directors but will no longer have an active day to day role in the Company.

 ITEM 2.        Management' s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis or Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below.  Bingo.com, Ltd.' s (the "Company" , "we" , or "us" ) actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and the Management Discussion and Analysis or plan of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

FORWARD LOOKING STATEMENTS

All statements contained in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference, as well as statements made in press releases and oral statements that may be made by us or by officers, directors or employees acting on our behalf, that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Readers should consider statements that include the terms "believe," "belief," "expect," "plan," "anticipate," "intend" or the like to be uncertain and forward-looking. In addition, all statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin, anticipated expense levels and liquidity and capital resources, constitute forward-looking statements. Particular attention should be paid to the facts of our limited operating history, the unpredictability of our future revenues, our need for and the availability of capital resources, the evolving nature of our business model, and the risks associated with systems development, management of growth and business expansion.  Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear.  Readers should consider the risks more fully described in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (the "SEC" ) and should not place undue reliance on any forward-looking statements.

OVERVIEW

Bingo.com, Ltd. (the "Company") is in the business of owning and marketing a bingo based entertainment website that provides a variety of Internet games plus other forms of entertainment, including an online community, chat rooms, and more. Located at www.bingo.com, the Company has built one of the leading bingo portals on the Internet. The Bingo.com website has attracted millions of visitors of which over 1,995,000 have gone through a detailed sign-up process and become registered users. The level of Internet traffic that arrives at Bingo.com has a direct impact on our revenues as, generally, the greater the Internet traffic, the greater the amount of gaming or advertising revenue received.

The Company generates its main source of revenue from players who deposit funds into their Bingo.com accounts and play games for money.  An additional source of revenue comes from selling advertising on the website to other companies who wish to advertise their products to our user demographic.  The Company obtained a gaming license and commenced gambling operations from Curacao, Netherlands Antilles in May 2005. The Company was granted an additional license by the Lotteries and Gaming Authority of Malta, and commenced operating under this Maltese license in March 2009.

During the year ended December 31, 2010, Bingo.com joined the Unibet International Limited ("Unibet" ) Partner Program as a network operator of their multi-language and multi-currency bingo and casino system.  Bingo.com players participate alongside players from Unibet' s other partner sites, such as Mariabingo.com and Bingo.se, where the combined gaming liquidity creates one of the largest and most international online gaming systems in operation.  As a member of the Partner Program, and in return for a fixed percentage of the gaming revenues generated on the Bingo.com website, Unibet provides Bingo.com with the Internet technology, gambling software, financial processing, customer support, and many other services required to operate an online gambling business.  In addition, as a member of the Partner Program, Bingo.com is no longer required to secure or maintain any online gambling licenses of its own as the Company is permitted to offer Internet gambling products to its players pursuant to Unibet' s licences in relevant jurisdictions.

Since joining the Unibet Partner Program, we have embarked on a cost focused restructure of the Bingo.com organization which has included a significant staff downsizing, the termination of hosting and other operational contracts, the sale of computer hardware, a reduction in office space, the release of both our Maltese and Curacao gaming licenses, and much more.  The Bingo.com restructuring program was completed in the quarter ending March 31, 2011.  The remaining costs of Bingo.com are now focused behind the marketing function of the organization as we attempt to establish the Bingo.com brand in the new markets in which we now operate to generate increasing amounts of targeted Internet traffic to www.bingo.com and to build a large base of valuable customers.  We intend to expand our business, leveraging the many different languages and currencies supported by Unibet' s system, by launching targeted marketing campaigns in jurisdictions which we expect will be most responsive to Bingo.com' s online offering.

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

Gaming revenue from the Bingo.com website accounted for approximately 94% of our revenue for the quarter ended March 31, 2011.

We have made a significant investment in the development of our website, purchase of domain name, branding, marketing, and maintaining operations.  As a result we have incurred significant losses since inception, and as of March 31, 2011, had an accumulated deficit of $15,073,905.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which except for lack of all detailed note disclosures, have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities On an ongoing basis, management evaluates these judgments and estimates, including whether there are any uncertainties as to compliance with the revenue recognition criteria described below, and recoverability of long-lived assets, as well as the assessment as to whether there are contingent assets and liabilities that should be recognized or disclosed for the consolidated financial statements to fairly present the information required to be set forth therein. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

RESULTS OF OPERATIONS

            Revenue

Total revenue for the quarter ended March 31, 2011, was $247,044, a decrease of 80% from revenue of $1,254,792 for first quarter of 2010 and an increase of 123% from revenue of $110,884 in the fourth quarter of 2010. Gaming Revenue was $231,177, a decrease of 81% in the quarter ended March 31, 2011, compared Gaming Revenue of $1,209,269 in the first quarter of 2010 and an 148% increase from revenue of $93,128 in the fourth quarter of 2010. This decrease compared to the first quarter of fiscal 2010 is due to the migration during the second quarter of fiscal 2010 of our players to the Unibet' s Partner Program and a second change in platform within six months. The increase in revenue compared to the fourth quarter of fiscal 2010, is due to a television marketing campaign which was launched in the first quarter of 2011. We earned advertising revenue of $15,867 in the quarter ended March 31, 2011, a decrease of 65% from advertising revenue of $45,523 in the first quarter of 2010 and a decrease of 11% from advertising revenue of $17,756 in the fourth quarter of 2010. During the quarter ended March 31, 2010 the Company suspended sales of new advertising.

Cost of producing revenue

We recorded cost of producing revenue of $nil during the quarter ended March 31, 2011, a decrease compared to costs of $857,402 for the first quarter of 2010 and costs of $nil in the fourth quarter of 2010.

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

            Sales and marketing expenses

Sales and marketing expenses increased to $496,679 for the quarter ended March 31, 2011, an increase over expenses of $314,087 in the first quarter of 2010 and an increase from expenses of $72,791 in the fourth quarter of 2010. Sales and marketing expenses principally include costs for signup bonuses, television marketing, Search Engine Optimization expenses, prizes for our players and other bonuses and incentives offered to gaming players. The increase in sales and marketing expenses for the quarter ended March 31, 2011, compared to the first and fourth quarter of 2010 is due to the launch of a television marketing campaign in the first quarter of fiscal 2011.

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

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our office, legal and professional fees, and other general corporate and office expenses. General and administrative expenses decreased to $75,430 for the first quarter of 2011, a decrease of 45% from costs of $136,806 for the first quarter of 2010 and an increase of 19% from costs of $63,447 in the fourth quarter of 2010. General and administrative expenses have decreased in comparison to the prior year due to the migration to the Unibet' s Partner Program whereby we have reduced many of our costs, especially the development of the

bingo.com website. The increase in general and administrative expenses compared to the fourth quarter of fiscal 2010, is due to the accrual for the 2011 Annual General Meeting.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants and benefits increased to $443,528 for the quarter ended March 31, 2011, compared to salaries, wages, consultants and benefits of $261,988 in the first quarter of 2010 and an increase over salaries, wages, consultants and benefits of $181,728 in the fourth quarter of 2010. The majority of the Company' s salaries, wages, consultants and benefits are incurred in Canadian Dollars. This increase compared to the first and fourth quarter of 2010, is due to the one time payment of severance to certain members of our staff.

Depreciation and amortization

Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years. Depreciation and amortization decreased to $2,650 during the quarter ended March 31, 2011, a decrease over costs of $16,076 during the same quarter in the prior year and a decrease from costs of $3,063 in the fourth quarter of 2010. This decrease in depreciation and amortization is due to the aging of the Company' s equipment and the disposal of obsolete equipment.

Stock based Compensation

During the year ended December 31, 2006, the Company adopted ASC 718, Compensation-Stock Compensation, which requires us to expense stock options granted. Stock based compensation decreased to $nil during the quarter ended March 31, 2011, a decrease over stock based compensation of $9,306 during the same quarter in the prior year and no change from stock based compensation of $nil in the fourth quarter of 2010. This decrease in stock based compensation during the quarter ended March 31, 2011, is due to the amendment to all outstanding unvested options, to amend them to vest immediately during the third quarter of fiscal 2010.

Profit on sale of US Gaming players

Effective October 12, 2006, the Company, in response to the United States Unlawful Internet Gambling Enforcement Act, sold its United States players and related assets for $1,200,050, to an arms length third party payable by the purchaser at a variable rate over the subsequent months until fully paid. We recognize the profit from the sale of these assets as and when payment is received. During the quarter ended March 31, 2011, we collected $nil (March 31, 2010 - $5,000) of the $1,200,050 due. During the year ended December 31, 2010, we were advised that the purchaser had ceased operations and is in the process of winding up the company. We expect that the "best case" for collection of the outstanding amount of $769,550 due under the purchase will be no more than approximately $110,000. Given the circumstances of the winding up and the usual insolvency issues, there is no guarantee that even this sum will be collectible.

            Income taxes

The Company incurred income tax expense of $2,627 during the quarter ended March 31, 2011, in relation to profits earned in its subsidiaries in different jurisdictions compared to taxation expense of $6,583 in the first quarter of fiscal 2010 and taxation expense of $6,738 in the fourth quarter of fiscal 2010. During the year ended December 31, 2005, Bingo.com, Inc. merged with its subsidiary Bingo.com, Ltd. in Anguilla, British West Indies. Anguilla is a zero tax jurisdiction.

            Net loss and loss per share

Net loss for the three months ended March 31, 2011, amounted to $743,332, a loss of $0.01 per share, an increase in net loss of 116% compared to a net loss of $344,806, a loss of $0.01 per share for the same period in 2010 and a increase in net loss of 185% compared to a net loss of $260,682 or $0.01 per share in the fourth quarter of 2010. The increase in net loss for the quarter ended March 31, 2011, compared to the first and fourth quarter of 2010, is due to the launch of the television marketing campaign and the one time severance payment to certain staff.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $839,635 and positive working capital of $988,249 at March 31, 2011.  This compares to cash of $1,396,384 and positive working capital of $1,723,394 at December 31, 2010.

During the quarter ended March 31, 2011, we used cash of $552,491 from operating activities compared to using cash of $264,875 in the same period in the prior year and compared to using cash of $540,915 in the fourth quarter of 2010.

Our future capital requirements will depend on a number of factors, including costs associated with the marketing of our Web portal, the success and acceptance of gaming operations and the possible acquisition of complementary businesses, products and technologies.

ITEM 4T.       Controls and Procedures

(a)        Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2011. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2011, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings

We are not currently a party to any legal proceeding, and was not a party to any other legal proceeding during the quarter ended March 31, 2011. We are currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2011.

ITEM 3.          Defaults Upon Senior Securities

Not applicable.

ITEM 4.          Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders during the period.

ITEM 5.          Other Information

The Company did not enter any new reportable agreements during the quarter ended March 31, 2011.

Subsequent to the quarter ended March 31, 2011, the company entered management agreements with its executive officers and certain staff. Mr. H. Bromley will continue in his role as CFO for the Company. Mr. C. M. Devereux will continue to stand on the board of directors but will no longer have an active day to day role in the Company.

ITEM 6.          Exhibits and reports on Form 8-K

Exhibits

The following instruments are included as exhibits to this Report.  Exhibits incorporated by reference are so indicated.

Exhibit Number	Description
4.4	Convertible Debenture between the Company and unrelated parties dated July 2, 2002. (b)
4.5	Common Stock Purchase Warrant between the Company and unrelated parties dated July 2, 2002. (b)
10.2	Asset Purchase Agreement by and between Bingo, Inc. and Progressive Lumber, Corp. dated January 18, 1999. (a)
10.24	Amended Consulting Agreement dated February 28, 2002, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (c)
10.29	Amendment of Asset Purchase Agreement dated July 1, 2002. (d)
10.32	Code of Business Conduct and Ethics dated December 22, 2006. (e)
10.33	Amended Consulting Agreement dated June 16, 2010, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (f)
10.34	Executive Summary of Comprehensive Valuation Report by Evans & Evans Inc. on the Bingo.com, Ltd. 4% Domain Name Purchase Payments. (g)
10.35	Consulting agreement dated April 1, 2011, between the Company and H. W. Bromley
31.1	Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 12 , 2011.
31.2	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 12 , 2011.
32.1	Certification from the Chief Executive Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 12 , 2011.
32.2	Certification from the Chief Financial Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 12 , 2011.

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

(e) Previously filed with the Company' s report on Form 8-K on December 26, 2006.

(f) Previously filed with the Company' s report on Form 8-K on June 17, 2010.

(g) Previously filed with the Company' s report on Form 10-Q on August 13, 2010.

(h) Filed with the Company' s report on Form 10-Q on May 1 2, 2011

Reports on Form 8-K.

There were no Form 8-K filed during the quarter ended March 31, 2011.

Reports Subsequent to the quarter ended March 31, 2011.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 12 , 2011	BINGO.COM, LTD.
(Registrant)
Date:	May 12 , 2011	/S/ T.M. Williams
T. M. Williams, Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)
Date:	May 12 , 2011	/S/ H. W. Bromley
H.W. Bromley, Chief Financial Officer (Principal Accounting Officer)

EXHIBIT 10.35

CONSULTING AGREEMENT DATED APRIL 1, 2011, BETWEEN THE COMPANY AND

H. W. BROMLEY

THIS CONSULTING AGREEMENT (the "Agreement" ) is dated effective as of April 1st, 2011 (the "Effective Date" ).

BETWEEN:

Bingo.com, Ltd., a corporation incorporated under the laws of the Anguilla, British West Indies and having an office at Ground Floor, Hansa Bank Building, Landsome Road, AI 2640, The Valley, Anguilla, B.W.I. ("Bingo.com" or "we" )

AND:

Henry Bromley of 3851 Edgemont Boulevard, North Vancouver, British Columbia, Canada, V7R 2P9.  (the "Consultant" or "you" )

            WHEREAS, Bingo.com desires to retain the services of the Consultant and Consultant desires to provide services to Bingo.com upon the terms and conditions hereinafter set forth;

            NOW THEREFORE in consideration of the terms and conditions hereinafter set forth, and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties do hereby agree as follows:

1.        Bingo.com agrees to retain the Consultant to provide services in accordance with this Agreement and the Consultant hereby agrees to provide services on the terms and conditions set forth herein;

2.        The term of this Agreement shall be from the Effective Date until termination of your services by Bingo.com with two weeks notice without further obligation to you of any kind. You may elect to terminate this Agreement on two weeks notice;

3.        During the term of this Agreement, the Consultant agrees to perform any reasonable consulting services in respect of the financial and administrative functions of Bingo.com or its subsidiary companies, as requested by Bingo.com, in his capacity as Chief Financial Officer, and any other consulting services as may be agreed upon;

4.        In consideration of the Consultant' s services provided hereunder, Bingo.com covenants and agrees that it will pay to the Consultant a fee of Canadian Dollars $150 per chargeable hour, invoiced by you to Bingo.com monthly..

5.        In addition to the fee provided in Paragraph 4, Bingo.com shall reimburse the Consultant for all expenses incurred by him that are attributable or properly allowable to the services provided to the Company under this Agreement, on the condition that all such expenses have been pre-approved in writing by the Company.

6.        The Consultant agrees on a weekly basis to advise the representative designated by Bingo.com currently and specifically, Mr. T. M. Williams, of the present status of all matters in respect of which you are then rendering services and to provide such written reports as may be reasonably requested from time to time;

7.        To facilitate provision of the consulting services, Bingo.com will make available, upon request, appropriate office space, equipment and facilities but you will be expected to perform the majority of your consulting tasks using your own computer hardware/software and premises;

8.        The parties agree that the relationship between the parties from and after the Effective date is that of independent contractor and nothing in this Agreement shall be construed so as to make them partners, joint-venturers, agents or create an employer/employee relationship or render either of them liable for the debts and obligations of the other;

9.        In connection with this Agreement, you agree that all non-public material (the "Confidential Material" ) received by you shall be held in strictest confidence by you at all times and shall not, without Bingo.com' s prior written consent, be disclosed directly or indirectly to any other person, firm or corporation or used by you other than for the purposes of providing the services as contemplated by this Agreement.

Notwithstanding the above, the Confidential Material shall not be considered to include any information or knowledge which:

a)        was in the public knowledge or generally known in the business community at the time of disclosure;

b)        becomes part of the public knowledge or is generally known in the business community after the time of disclosure through no breach of your obligations hereunder, or;

c)        is required to be disclosed by you in accordance with applicable law after notice of you.

IN WITNESS WHEREOF the parties have caused the Agreement to be executed as of the effective date first above written.

Bingo.com Ltd.

Per:      /s/ T. M. Williams

                        T. M. Williams

/s/ H. W. Bromley

Henry Bromley                                                                       (Witness)

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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.' s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of March 31, 2011, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.' s internal control over financial reporting that occurred during Bingo.com, Ltd.' s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.' s internal control over financial reporting; and

5.  Bingo.com, Ltd.' s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.' s auditors and the audit committee of Bingo.com, Ltd.' s board of directors (or persons performing the equivalent functions):

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

Signed :  /S/ T. M. Williams                                                         Date: May 12 , 2011

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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.' s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of March 31, 2011, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.' s internal control over financial reporting that occurred during Bingo.com, Ltd.' s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.' s internal control over financial reporting; and

5.  Bingo.com, Ltd.' s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.' s auditors and the audit committee of Bingo.com, Ltd.' s board of directors (or persons performing the equivalent functions):

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

Signed :   /S/ H. W. Bromley                                                       Date: May 12 , 2011

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the "Company" ) on Form 10-Q for the period ended March 31, 2011 , as filed with the Securities and Exchange Commission on the date hereof (the "Report" ), I, T. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        May 12 , 2011

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the "Company" ) on Form 10-Q for the period ended March 31, 2011 , as filed with the Securities and Exchange Commission on the date hereof (the "Report" ), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        May 12 , 2011

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.