Form 10-Q
period 2011-06-30
BINGO.COM LTD.
filed 2011-08-15
CIK 1318482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer's common stock, no par value per share, was 63,877,703 as of August 15, 2011.

 BINGO.COM, LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2011

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

As at	June 30, 2011	December 31, 2010

Assets
Current assets:
Cash	$886,428	$1,396,384
Accounts receivable less allowance for doubtful accounts $150,000 (December 31, 2010 - $150,000)	148,996	57,890
Prepaid expenses	50,479	406,557
Total Current Assets	1,085,903	1,860,831

Equipment, net	18,208	26,803

Other assets	19,154	20,009

Domain name rights and intangible assets (Note 5)	2,157,241	2,157,241

Deferred tax asset, less valuation allowance of $141,123 (December 31, 2010 - $139,463) (Note 8)	-	-

Total Assets	$3,280,506	$4,064,884

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$20,549	$12,251
Accrued liabilities	51,790	120,713
Accounts payable and accrued liabilities - related party (Note 9)	11,287	4,473
Total Current Liabilities	83,626	137,437

Commitments (Note 7)

Stockholders' equity (Note 6):
Common stock, no par value, unlimited shares authorized, 63,877,703 shares issued and outstanding (December 31, 2010 - 63,877,703)	18,237,685	18,233,440
Accumulated deficit	(15,065,385)	(14,330,573)
Accumulated other comprehensive income: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	3,196,880	3,927,447

Total Liabilities and Stockholders' Equity	$3,280,506	$4,064,884

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Operations

For Periods Ended June 30, 2011 and 2010

(Unaudited)

	Six Months ended June 30, 2011	Six Months ended June 30, 2010	Three Months ended June 30, 2011	Three Months ended June 30, 2010

Advertising revenue	$26,946	$66,027	$11,079	$20,504
Gaming revenue	583,590	1,542,383	352,413	333,115
Total revenue	610,536	1,608,410	363,492	353,619

Operating expenses:
Cost of producing revenue	-	1,152,019	-	294,618
Depreciation and amortization	4,393	25,762	1,743	9,686
Directors fees	6,500	4,500	4,500	3,000
General and administrative	159,184	223,936	83,754	87,130
Salaries, wages, consultants and Benefits	547,927	536,911	104,399	274,923
Selling and marketing	657,821	347,717	161,142	33,630
Stock-based compensation	-	17,074	-	7,768
Total operating expenses	1,375,825	2,307,919	355,538	710,755

(Loss) Income before other income (expense) and income taxes	(765,289)	(699,509)	7,954	(357,136)

Other income (expense):
Foreign exchange gain (loss)	40,512	(484)	2,151	(4,798)
Loss on disposal of equipment	(9,209)	(11,166)	(2,332)	(5,792)
Interest and other income	1,826	1,046	772	836
Reversal of progressive jackpots Provision	-	193,051	-	193,051
Profit on the sale of subsidiaries (Note 3)	-	177,832	-	177,832
Profit from sale of US players and related assets (Note 4)	-	5,000	-	-

(Loss) Income before income taxes	(732,160)	(334,230)	8,545	3,993

Income tax expense	2,652	38,553	25	31,970

Net (loss) income	$(734,812)	$(372,783)	$8,520	$(27,977)

Net (loss) income per common share, basic and diluted	$(0.01)	$(0.01)	$0.00	$(0.00)

Weighted average common shares outstanding, basic and diluted	63,877,703	47,458,476	63,877,703	52,108,472

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the period ended June 30, 2011

(Unaudited)

	Common stock		Accumulated Other Comprehensive income
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2010	63,877,703	$18,233,440	$(14,330,573)	$ 24,580	$3,927,447

Issuance of consultant stock Options	-	4,245	-	-	4,245

Net loss	-	-	(734,812)	-	(734,812)
Balance, June 30, 2011	63,877,703	$ 18,237,685	$ (15,065,385)	$ 24,580	$ 3,196,880

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2011 and 2010

(Unaudited)

	2011	2010
Cash flows from operating activities:
Net loss	$(734,812)	$(372,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,393	25,762
Loss on disposal of equipment	9,209	11,166
Stock-based compensation	-	17,074
Issuance of consultant stock option	4,245	5,660
Reversal of progressive jackpots provision	-	(193,051)
Profit on the sale of subsidiaries	-	(177,832)
Profit from the sale of US players and related assets	-	(5,000)
Changes in operating assets and liabilities:
Accounts receivable	(91,106)	(76,750)
Prepaid expenses	356,078	2,155
Other assets	855	27,382
Accounts payable and accrued liabilities	(53,811)	10,000
Provision for progressive jackpots	-	5,522
Players float	-	(97,813)
Net cash used in operating activities	(504,949)	(818,508)

Cash flows from investing activities:
Acquisition of equipment	(5,007)	(2,602)
Proceeds from sale of US players and related assets	-	5,000
Proceeds on disposal of equipment	-	478
Proceeds on the sale of subsidiaries, net of cash sold	-	236,041
Net cash (used in) provided by investing activities	(5,007)	238,917

Cash flows from financing activities:
Private placement	-	2,250,000
Net cash provided by financing activities	-	2,250,000

Change in cash	(509,956)	1,670,409

Cash, beginning of period	1,396,384	557,251
Cash, end of period	$886,428	$2,227,660

Supplementary information:
Interest paid	$-	$-
Income taxes paid	$5,380	$82
Non-cash financing activity	$-	$-
Non-cash investing activity	$-	$-

  See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six Months ended June 30, 2011 and 2010

(Unaudited)

1.         Basis of Presentation:

The accompanying unaudited financial statements have been prepared by Bingo.com, Ltd. ("the Company") in conformity with accounting principles generally accepted in the United States of America ("US GAAP") applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations.  In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented.  All adjustments are of a normal recurring nature, except as otherwise noted below.  These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2010, included in the Company's Annual Report on Form 10-K, filed March 22, 2011, with the Securities and Exchange Commission.  The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Continuing operations

These consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses from operations until the quarter ended March 31, 2011 and showed a small profit in the quarter ended June 30, 2011, and has an accumulated deficit of $15,065,385 as at June 30, 2011.

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

Six Months ended June 30, 2011 and 2010

(Unaudited)

2.         Summary of significant accounting policies:

(a)     Basis of presentation:

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial statements include the accounts of the Company and it's wholly-owned subsidiaries, English Bay Office Management Limited(registered in British Columbia, Canada), Bingo.com N.V. (registered in Curacao, Netherlands Antilles), Coral Reef Marketing Inc. (registered in Anguilla), Bingo.com (Antigua) Inc., Bingo.com (Wyoming) Inc., Bingo Acquisition Corp, the 99% owned subsidiaries, Bingo.com (UK) plc. (registered in the United Kingdom), Bingo.com Services Limited (registered in the United Kingdom) and Bingo.com Operations Limited (registered in Malta). On April 30, 2010, Bingo.com Services Limited and Bingo.com Operations Limited were sold and their accounts are included up to the date of sale of these subsidiaries (Note 3). All inter-company balances and transactions have been eliminated in the consolidated financial statements.

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

Significant areas requiring the use of estimates include the valuation of long-lived assets, the valuation of shares issued for the purchase of the remaining Domain Name Purchase payments, the collectability of accounts receivable and the valuation of deferred tax assets.  Actual results may differ significantly from these estimates.

(c)     Revenue recognition:

Gaming revenues have been recognized on the basis of total dollars wagered, including bonuses wagered, less commissions on all games less all winnings payable to players.

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

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six Months ended June 30, 2011 and 2010

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

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

(f)  Domain name and intangible assets:

The Company has capitalized the cost of the purchase of the domain name Bingo.com and was amortizing the cost over five years from the date of commencement of operations. In 2002, the Company suspended the amortization of the domain name cost in accordance with Accounting Standards Codification ("ASC") 350, where companies are no longer required to amortize indefinite life assets but instead test the indefinite intangible asset for impairment at least annually. The capitalized amount is based on the net present value of the minimum payments permitted under the terms of the purchase agreement. During the year ended December 31, 2010, the Company purchased the remaining Domain Name payments for $900,000, payable in 6,000,000 common shares of Bingo.com, Ltd., at a value of $0.15 per share. The domain name is tested for impairment by comparing the future cash flows of the domain name with its carrying value. The Company determined that as a result of level 3 unobservable inputs in accordance with ASC 820, Fair Value Measurements and Disclosures, that the fair value of the domain name exceeded the carrying value and therefore no impairment existed for the periods presented.

 (g) New accounting pronouncements and changes in accounting policy:

In September 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance regarding multiple-deliverable revenue arrangements.  This guidance addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting.  Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price.  This guidance is effective for annual periods beginning after June 15, 2010 but may be early adopted as of the beginning of an annual period.  The Company has adopted this guidance and it

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six Months ended June 30, 2011 and 2010

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

 (g) New accounting pronouncements and changes in accounting policy: (Continued)

is considered that it does not have a material impact on the Company' s financial reporting and disclosures.

In April 2010, the FASB issued Accounting Standards Update ("ASU") 2010-13, Compensation - Stock Compensation (Topic 718), amending ASC 718. ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which the entity's equity securities trade should not be classified as a liability if it otherwise qualifies as equity.  ASU 2010-13 also improves GAAP by improving consistency in financial reporting by eliminating diversity in practice.  ASU 2010-13 is effective for interim and annual reporting periods beginning after December 15, 2010 (January 1, 2011 for the Company) ..  The Company has adopted ASU 2010-09, but it does not have a material impact on the Company's financial reporting and disclosures.

In December 2010, the FASB issued ASU No. 2010-28 - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  This update provides amendments to ASC Topic 350 - Intangibles, Goodwill and Other that requires an entity to perform Step 2 impairment test even if a reporting unit has zero or negative carrying amount.  The first step is to identify potential impairments by comparing the estimated fair value of a reporting unit to its carrying value, including goodwill. If the carrying value of a reporting unit exceeds the estimated fair value, a second step is performed to measure the amount of impairment, if any. The second step is to determine the implied fair value of the reporting unit's goodwill, measured in the same manner as goodwill is recognized in a business combination, and compare that amount with the carrying amount of the goodwill. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The Company has adopted ASU No. 2010-28 effective January 1, 2011. As a result of this standard, goodwill impairments may be reported sooner than under current practice. The Company does not expect ASU No. 2010-28 to have a material impact on the consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, which contains updated accounting guidance to clarify the acquisition date that should be used for reporting pro forma financial information when comparative financial statements are issued. This update requires that a company should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This update also requires disclosure of the nature and amount of material, nonrecurring pro forma adjustments. The provisions of this update, which are to be applied prospectively, are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The impact of this update on the Company's consolidated financial statements will depend on the size and nature of future business combinations and is therefore not

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six Months ended June 30, 2011 and 2010

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

 (g) New accounting pronouncements and changes in accounting policy: (Continued)

expected to have any impact on the Company's consolidated financial statements for the quarter ended June 30, 2011.

In May 2011, the FASB issued ASU No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and International Financial Reporting Standards" ("IFRS") ("ASU 2011-04").  The amendments in ASU 2011-04 do not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement.  For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13, Fair Value Measurement.   ASU 2011-04 is effective on a prospective basis for interim and annual periods beginning after December 15, 2011, with early adoption not permitted for public entities.  In the period of adoption, a reporting entity will be required to disclose a change, if any, in valuation technique and related inputs that result from applying ASU 2011-04 and to quantify the total effect, if practicable. The Company is currently evaluating the impact of the adoption of ASU 2011-04 on its financial position, results of operations and disclosures. Adoption of this standard is not expected to have a material impact on the financial statements.

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income" ("ASU 2011-05").  The objective of this update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of GAAP and IFRS. The amendments in ASU 2011-05 require entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, the amendments in ASU 2011-05 require an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 is effective retrospectively for interim and annual periods beginning after December 15, 2011, with early adoption permitted.  The Company is currently evaluating the impact of the adoption of ASU 2011-05 on its financial statements.

(h)  Financial instruments:

(i)  Fair values:

The fair value of accounts receivable, accounts payable, accrued liabilities and accounts payable and accrued liabilities - related party approximate their financial statement carrying amounts due to the short-term maturities of these instruments.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six Months ended June 30, 2011 and 2010

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(h)  Financial instruments: (Continued)

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset.  The Company's cash was measured using Level 1 inputs.

(ii)  Foreign currency risk:

The Company operates internationally, which gives rise to the risk that cash flows may be adversely impacted by exchange rate fluctuations.  The Company has not entered into any forward exchange contracts or other derivative instrument to hedge against foreign exchange risk.

(i)    Reclassification

Certain comparative figures have been reclassified to conform to the presentation adopted in the current period.

3.    Sale of subsidiaries:

Effective April 30, 2010, the Company sold Bingo.com Services Limited and Bingo.com Operations Limited in an arms length transaction for $250,000. Due to the migrating onto the Unibet's Partner Program and the Company's transition from providing active gaming operations to that of a marketing-focused entity, these subsidiaries and the assets contained therein no longer served a useful purpose to the Company.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six Months ended June 30, 2011 and 2010

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

4.   Sale of US players and related assets:

Effective October 12, 2006, the Company, in response to the United States Unlawful Internet Gambling Enforcement Act, sold its United States players and related assets for $1,200,050, payable by the arms-length purchaser at a variable rate over the subsequent months. There is no set period for repayment and it is interest free. The Company has fully provided for the outstanding amount due.  The Company will recognize the profit from the sale of these assets as and when payment is received. During the quarter ended June 30, 2011, the Company collected $nil (June 30, 2010 - $nil) in payment for these assets.

During the year ended December 31, 2010, the Company was advised that the purchaser had ceased operations and is in the process of winding up the company. Therefore the Company has determined that $658,286 will never be recovered.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six Months ended June 30, 2011 and 2010

(Unaudited)

4.   Sale of US players and related assets: (Continued)

Amount
Balance remaining December 31, 2009	$774,550

Payments received	(5,000)

Amount deemed irrecoverable and removed from accounts receivable	(658,286)

Balance remaining December 31, 2010	$111,264

Payments received	-

Balance remaining June 30, 2011	$111,264

The amount has been fully provided for as part of allowance for doubtful accounts.

5.    Domain name rights and intangible asset:

The rights to use the domain name bingo.com were acquired in January of 1999 for a cash payment of $200,000 and the issuance of 500,000 shares of common stock of the Company at a value of $2.00 per share. The agreement was signed with Bingo, Inc., an unrelated party at the date of signing of the agreement. Under the terms of the agreement, the Company is required to make quarterly domain name purchase payments to the vendor based on 4% of annual gross revenue (as defined in the agreement), with total minimum payments of $1,100,000 in the first three years, including the initial cash payment, required over the 99 year period ending December 31, 2098. These minimum payment commitments were completed on June 30, 2002. During the year ended December 31, 2002, the agreement was amended so that the remaining domain name purchase payments to the vendor are made monthly, based on 4% of the preceding month's gross revenue. During the year ended December 31, 2010, the Company purchased the remaining Domain Name payments for $900,000, with the issuance of 6,000,000 common shares of the Company, at a value of $0.15 per share. During the quarter ended June 30, 2011, expense payments of $nil (June 30, 2010 - $14,838) were paid in accordance with the amended agreement.

Domain name rights have been capitalized on the balance sheet based on the present value of the future minimum royalty payments. In 2002, the Company suspended the amortization of the domain name in accordance with ASC 350, Intangibles - Goodwill and Others, where companies are no longer permitted to amortize indefinite life intangible assets.

June 30, 2011	Cost	Accumulated amortization	Net book Value

Domain name rights	$2,834,500	$677,259	$2,157,241

December 31, 2010	Cost	Accumulated amortization	Net book Value

Domain name rights	$2,834,500	$677,259	$2,157,241

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six Months ended June 30, 2011 and 2010

(Unaudited)

6.    Stockholder' s Equity:

During the quarter ended June 30, 2011, the Company recorded stock based compensation expense of $nil (June 30, 2010 - $7,768) but did recognize $1,415 (June 30, 2010 - $2,830) in consulting fees on options vested.

No options were granted or exercised during the period ended June 30, 2011.

7.   Commitments:

The Company leases office facilities in Vancouver, British Columbia, Canada, The Valley, Anguilla, British West Indies and London, United Kingdom. These office facilities are leased under operating lease agreements. The Canadian operating lease expires on April 30, 2014. The Anguillan operating lease expired on April 1, 2011 but unless 3 month's notice is given it automatically renews for a future 3 months until notice is given. The United Kingdom lease is leased from a company owned by a current director and officer of the Company. This lease is for 30 days and is automatically renewed with a 30 day notice period.

Minimum lease payments under these operating leases are approximately as follows:

2011	$14,243
2012	18,976
2013	18,976

The Company paid rent expense totaling $43,971 for the quarter ended June 30, 2011 (June 30, 2010 - $29,717).

The Company has a management consulting agreement with T.M. Williams (Row), Inc., an Anguilla incorporated company, and Mr. Williams dated August 20, 2001, (the "Williams Agreement"), amended February 28, 2002, in connection with the provision of services to the Company by Mr. Williams. The agreement was amended during the year ended December 31, 2010 to include a consultancy payment of $11,666 per month payable in arrears. This contract is for the provision of services by Mr. Williams as Executive Chairman of the Company.

8.    Income Taxes:

Bingo.com, Ltd. is domiciled in the tax-free jurisdiction of Anguilla, British West Indies. However certain of the Company's subsidiaries incur income taxation. The Company has provided $25 during the quarter ended June 30, 2011, for income tax (June 30, 2010 - $31,970).

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2011, and December 31, 2010, are presented below:

	June 30, 2011	December 31, 2010
Deferred tax assets:
Net operating loss carry forwards	$141,123	$139,463

Valuation Allowance	(141,123)	(139,463)
	$-	$-

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six Months ended June 30, 2011 and 2010

(Unaudited)

8.    Income Taxes: (Continued)

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

9.    Related Party Transactions:

The Company has a liability of $4,045 (December 31, 2010 - $3,860), to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by the current director and officer of the Company.

The Company has a liability of $242 (December 31, 2010 - $113), to a director and officer of the Company for payment of services rendered and expenses incurred by the director and officer of the Company.

Payments made to Bingo, Inc. in relation to the domain name purchase payment totaled $nil during the quarter ended June 30, 2011 (June 30, 2010 - $14,838). During the year ended December 31, 2010, the Company acquired the remaining Domain Name Purchase payments for 6,000,000 common shares at a value of $0.15 per share for a total value of $900,000.

The Company has a liability of $7,000 (December 31, 2010 - $500), to independent directors of the Company for payment of services rendered.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

10. Segmented information:

Revenue

The Company operates in one reportable business segment, the business of marketing games and entertainment based on the game of bingo through its Internet portal, bingo.com, supported mainly by the revenue generated from the deposits received for the games for money and selling advertising on the website.  The revenue for the quarter ended June 30, 2011 and 2010, has been derived primarily from the revenue generated from the deposits received for the games for money.

Equipment

The Company's equipment is located as follows:

Net Book Value	June 30, 2011	December 31, 2010

Anguilla	$1,635	$1,963
Canada	10,142	17,012
United Kingdom	2,120	2,544
United States of America	4,311	5,284
	$18,208	$26,803

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six Months ended June 30, 2011 and 2010

(Unaudited)

11.       Concentrations:

Major customers

For the quarter ended June 30, 2011, there was no single player on the gaming site who had wagered more than 10% of the total gaming revenue. The Company is reliant on Unibet to provide contracted services pursuant to its Partner Program. The Company has a receivable from Unibet of $131,485 as at June 30, 2011 (December 31, 2010 - $34,857).

During the quarter ended June 30, 2011 and 2010, the Company offered limited advertising. Therefore there were no advertising sales representing more than 10% of the total sales.

12.  Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions. At June 30, 2011, the Company had total cash balances of $886,428 (December 31, 2010 - $1,396,384) at financial institutions, where $562,097 (December 31, 2010 - $771,396) is in excess of federally insured limits. The Company has concentrations of credit risk with respect to accounts receivable, as large amounts of its accounts receivable are concentrated geographically in the United Kingdom amongst a small number of customers.

As of June 30, 2011, the Company had one customer totaling $131,485, who accounted for total accounts receivable greater than 10%. As of December 31, 2010, the Company had two customers, totaling $34,857 and $16,073 who accounted for greater than 10% of the total accounts receivable.

The Company controls credit risk through monitoring procedures and receiving prepayments of cash for services rendered.  The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable.

 ITEM 2.        Management' s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis or Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below.  Bingo.com, Ltd.'s (the " Company", "we", or "us") actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and the Management Discussion and Analysis or plan of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

FORWARD LOOKING STATEMENTS

All statements contained in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference, as well as statements made in press releases and oral statements that may be made by us or by officers, directors or employees acting on our behalf, that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Readers should consider statements that include the terms "believe," "belief," "expect," "plan," "anticipate," "intend" or the like to be uncertain and forward-looking. In addition, all statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin, anticipated expense levels and liquidity and capital resources, constitute forward-looking statements. Particular attention should be paid to the facts of our limited operating history, the unpredictability of our future revenues, our need for and the availability of capital resources, the evolving nature of our business model, and the risks associated with systems development, management of growth and business expansion.  Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear.  Readers should consider the risks more fully described in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (the "SEC") and should not place undue reliance on any forward-looking statements.

OVERVIEW

Bingo.com, Ltd. (the "Company") is in the business of owning and marketing a bingo based entertainment website that provides a variety of Internet games plus other forms of entertainment, including an online community, chat rooms, and more. Located at www.bingo.com, the Company has built one of the leading bingo portals on the Internet. The Bingo.com website has attracted millions of visitors of which over 1,997,500 have gone through a detailed sign-up process and become registered users. The level of Internet traffic that arrives at Bingo.com has a direct impact on our revenues as, generally, the greater the Internet traffic, the greater the amount of gaming or advertising revenue received.

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

During the year ended December 31, 2010, Bingo.com joined the Unibet International Limited ("Unibet") Partner Program as a network operator of their multi-language and multi-currency bingo and casino system.  Bingo.com players participate alongside players from Unibet' s other partner sites, such as Mariabingo.com and Bingo.se, where the combined gaming liquidity creates one of the largest and most international online gaming systems in operation.  As a member of the Partner Program, and in return for a fixed percentage of the gaming revenues generated on the Bingo.com website, Unibet provides Bingo.com with the Internet technology, gambling software, financial processing, customer support, and many other services required to operate an online gambling business.  In addition, as a member of the Partner Program, Bingo.com is no longer required to secure or maintain any online gambling licenses of its own as the Company is permitted to offer Internet gambling products to its players pursuant to Unibet's licences in relevant jurisdictions.

Since joining the Unibet Partner Program, we embarked on a cost focused restructure of the Bingo.com organization which has included a significant staff downsizing, the termination of hosting and other operational contracts, the sale of computer hardware, a reduction in office space, the release of both our Maltese and Curacao gaming licenses, and much more.  The Bingo.com restructuring program was completed in the quarter ending June 30, 2011.  The remaining costs of Bingo.com are now focused behind the marketing function of the organization as we attempt to establish the Bingo.com brand in the new markets in which we now operate to generate increasing amounts of targeted Internet traffic to www.bingo.com and to build a large base of valuable customers.  We intend to expand our business, leveraging the many different languages and currencies supported by Unibet's system, by launching targeted marketing campaigns in jurisdictions which we expect will be most responsive to Bingo.com's online offering.

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

Gaming revenue from the Bingo.com website accounted for approximately 97% of our revenue for the quarter ended June 30, 2011.

We have made a significant investment in the development of our website, purchase of domain name, branding, marketing, and maintaining operations.  As a result we have incurred significant losses since inception, and as of June 30, 2011, had an accumulated deficit of $15,065,385.

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

RESULTS OF OPERATIONS

            Revenue

Total revenue for the quarter ended June 30, 2011, was $363,492, an increase of 3% from revenue of $353,619 for second quarter of 2010 and an increase of 47% from revenue of $247,044 in the first quarter of 2011. Gaming Revenue was $352,413, an increase of 6% in the quarter ended June 30, 2011, compared to Gaming Revenue of $333,115 in the second quarter of 2010 and an 52% increase from revenue of $231,177 in the first quarter of 2011. This increase compared to the second quarter of fiscal 2010 and the first quarter of 2011, is due to a television marketing campaign. We earned advertising revenue of $11,079 in the quarter ended June 30, 2011, a decrease of 46% from advertising revenue of $20,504 in the second quarter of 2010 and a decrease of 30% from advertising revenue of $15,867 in the first quarter of 2011. During the quarter ended March 31, 2010 the Company suspended sales of new advertising.

Cost of producing revenue

We recorded cost of producing revenue of $nil during the quarter ended June 30, 2011, a decrease compared to costs of $294,618 for the second quarter of 2011 and costs of $nil in the first quarter of 2011.

Prior to the migration of our players to the Unibet's Partner Program, the cost of revenue consisted of bonuses granted on deposits made by players, the cost of hosting the website, payment processing fees in relation to deposits from and withdrawals to our players, software license fees, gaming taxation and the domain name purchase payments. These costs of producing revenue, except for the domain name purchase payments which were acquired by the Company during the year ended December 31, 2010, have now been assumed by Unibet International Limited as part of the services provided by them in exchange for a commission on net revenue.

            Sales and marketing expenses

Sales and marketing expenses increased to $161,142 for the quarter ended June 30, 2011, an increase over expenses of $33,630 in the second quarter of 2010 and a decrease from expenses of $496,679 in the first quarter of 2011. Sales and marketing expenses principally include costs for signup bonuses, television marketing, Search Engine Optimization expenses, prizes for our players and other bonuses and incentives offered to gaming players. The increase in sales and marketing expenses for the quarter ended June 30, 2011, compared to the second quarter of 2010 is due to a television marketing campaign. The campaign was launched in the first quarter of fiscal 2011. In the second quarter of 2011, we reduced our television marketing campaign expenses and engaged in more focused television marketing efforts.

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

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our office, legal and professional fees, and other general corporate and office expenses. General and administrative expenses decreased to $83,754 for the second quarter of 2011, a decrease of 4% from costs of $87,130 for the second quarter of 2010 and an increase of 11% from costs of $75,430 in the first quarter of 2011. General and administrative expenses have decreased in comparison to the prior year due to the migration to the Unibet's Partner Program whereby we have reduced many of our costs, especially the development of the bingo.com website. The increase in general and administrative expenses compared to the first quarter of fiscal 2011, is due to the expenses incurred in holding the 2011 Annual General Meeting.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants and benefits decreased to $104,399 for the quarter ended June 30, 2011, compared to salaries, wages, consultants and benefits of $274,923 in the second quarter of 2010 and an decrease over salaries, wages, consultants and benefits of $443,528 in the first quarter of 2011. The majority of the Company's salaries, wages, consultants and benefits are incurred in Canadian Dollars. This decrease compared to the second quarter of 2010 and the first quarter of 2011, is due to the one time payment of severance to certain members of our staff in the second quarter of 2010 and the first quarter of 2011.

Depreciation and amortization

Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years. Depreciation and amortization decreased to $1,743 during the quarter ended June 30, 2011, a decrease over costs of $9,686 during the same quarter in the prior year and a decrease from costs of $2,650 in the first quarter of 2011. This decrease in depreciation and amortization is due to the aging of the Company' s equipment and the disposal of obsolete equipment.

Stock based Compensation

During the year ended December 31, 2006, the Company adopted ASC 718, Compensation-Stock Compensation, which requires us to expense stock options granted. Stock based compensation decreased to $nil during the quarter ended June 30, 2011, a decrease over stock based compensation of $7,768 during the same quarter in the prior year and no change from stock based compensation of $nil in the first quarter of 2011. This decrease in stock based compensation during the quarter ended June 30, 2011, is due to the amendment to all outstanding unvested options, to amend them to vest immediately during the third quarter of fiscal 2010.

            Income taxes

The Company incurred income tax expense of $25 during the quarter ended June 30, 2011, in relation to profits earned in its subsidiaries in different jurisdictions compared to taxation expense of $31,970 in the second quarter of fiscal 2010 and taxation expense of $2,627 in the first quarter of fiscal 2011. During the year ended December 31, 2005, Bingo.com, Inc. merged with its subsidiary Bingo.com, Ltd. in Anguilla, British West Indies. Anguilla is a zero tax jurisdiction.

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

            Net income (loss) and income (loss) per share

Net income for the three months ended June 30, 2011, amounted to $8,520, an income of $0.00 per share, as opposed to a net loss of $27,977, a loss of $0.00 per share for the same period in 2010 and as opposed  to a net loss of $743,332 or $0.01 per share in the first quarter of 2011. The switch to a profit for the quarter ended June 30, 2011, compared to net losses in the second quarter of 2010 and the first quarter of

2011, is due to the increase in revenue as a result of the television marketing and a reduction in operating costs.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $886,428 and positive working capital of $1,002,277 at June 30, 2011.  This compares to cash of $1,396,384 and positive working capital of $1,723,394 at December 31, 2010.

During the quarter ended June 30, 2011, we provided cash of $47,542 from operating activities and used cash in operating activities of $504,949 for the six months ended June 30, 2010. This compares to using cash from operating activities of $553,635 in second quarter of 2010 and using cash from operating activities of $818,508 for the six months ended June 30, 2010 and compared to using cash of $552,491 in the first quarter of 2011.

Our future capital requirements will depend on a number of factors, including costs associated with the marketing of our Web portal, the success and acceptance of our gaming operations.

ITEM 4T.       Controls and Procedures

(a)        Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2011. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2011, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings

We are not currently a party to any legal proceeding, and was not a party to any other legal proceeding during the quarter ended June 30, 2011. We are currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the quarter ended June 30, 2011.

ITEM 3.          Defaults Upon Senior Securities

Not applicable.

ITEM 4.          Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2011, we held our Annual Meeting of Stockholders for the purposes of electing our directors and to ratify the appointment of Davidson & Company LLP, Chartered Accountants, as our independent auditors for the 2011 fiscal year. The Company issued a schedule 14A proxy statement to the shareholders on May 5, 2011.

All nominees for directors were elected and the appointment of auditors was ratified. The voting on each matter is set forth below:

Nominee	For	Against	Abstain	Not Voted
T. M. Williams	50,650,996	9,100	18,640	3,996,365
J. M. Williams	50,652,796	7,300	18,640	3,996,365
C. M. Devereux	50,651,296	8,800	18,640	3,996,365
G. Whitton	50,651,296	8,800	18,640	3,996,365
F. Curtis	50,651,296	8,800	18,640	3,996,365
E. Lungerud	50,651,195	8,901	18,640	3,996,365

Proposal to ratify the appointment of Davidson & Company LLP, Chartered Accountants as our independent auditors for the 2011 fiscal year.

For	Against	Abstain	Not Voted
54,059,158	102,656	513,287	-

ITEM 5.          Other Information

During the quarter ended June 30, 2011, the company entered management agreements with its executive officers and certain staff. Mr. T. M. Williams stepped down as President and CEO of the Company, and continues as Executive Chairman.  Mr. J. M. Williams was appointed President and CEO.  Mr. H. Bromley will continue in his role as CFO for the Company under a consulting agreement. Mr. C. M. Devereux will continue to stand on the board of directors but will no longer have an active day to day role in the Company.

During the quarter ended June 30, 2011, the Company entered into a new lease agreement for the Canadian office space. The lease expires April 30, 2014.

ITEM 6.          Exhibits and reports on Form 8-K

Exhibits

The following instruments are included as exhibits to this Report.  Exhibits incorporated by reference are so indicated.

Exhibit Number	Description
4.4	Convertible Debenture between the Company and unrelated parties dated July 2, 2002. (b)
4.5	Common Stock Purchase Warrant between the Company and unrelated parties dated July 2, 2002. (b)
10.2	Asset Purchase Agreement by and between Bingo, Inc. and Progressive Lumber, Corp. dated January 18, 1999. (a)
10.24	Amended Consulting Agreement dated February 28, 2002, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (c)
10.29	Amendment of Asset Purchase Agreement dated July 1, 2002. (d)
10.32	Code of Business Conduct and Ethics dated December 22, 2006. (e)
10.33	Amended Consulting Agreement dated June 16, 2010, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (f)
10.34	Executive Summary of Comprehensive Valuation Report by Evans & Evans Inc. on the Bingo.com, Ltd. 4% Domain Name Purchase Payments. (g)
10.35	Consulting agreement dated April 1, 2011, between the Company and H. W. Bromley (h)
31.1

Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 15, 2011.

31.2

Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 15, 2011.

32.1	Certification from the Chief Executive Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 15, 2011.
32.2	Certification from the Chief Financial Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 15, 2011.

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

(e) Previously filed with the Company's report on Form 8-K on December 26, 2006.

(f) Previously filed with the Company's report on Form 8-K on June 17, 2010.

(g) Previously filed with the Company's report on Form 10-Q on August 13, 2010.

(h) Filed with the Company's report on Form 10-Q on May 12, 2011

Reports on Form 8-K.

During the quarter ended June 30, 2011, we filed an 8K announcing the results of our Annual General Meeting.

Reports Subsequent to the quarter ended June 30, 2011.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 15, 2011	BINGO.COM, LTD.
(Registrant)
Date:	August 15, 2011	/S/ J.M. Williams
J. M. Williams, Chief Executive Officer, and President (Principal Executive Officer)
Date:	August 15, 2011	/S/ H. W. Bromley
H.W. Bromley, Chief Financial Officer (Principal Accounting Officer)

EXHIBIT 31.1

CERTIFICATIONS

I, J. M. Williams, certify that:

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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of June 30, 2011, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed :  /S/ J. M. Williams                                                         Date: August 15, 2011

J. M. Williams,

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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of June 30, 2011, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed :   /S/ H. W. Bromley                                                       Date: August 15, 2011

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the "Company") on Form 10-Q for the period ended June 30 , 2011 , as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

a)       The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

b)       The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                                        /S/ J.M. Williams

                                                            J. M. Williams

                                                            President and Chief Executive Officer

                                                                        August 15, 2011

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the "Company") on Form 10-Q for the period ended June 30, 2011 , as filed with the Securities and Exchange Commission on the date hereof (the "Report" ), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        August 15, 2011

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.