Form 10-Q/A
period 2011-06-30
BINGO.COM LTD.
filed 2011-09-01
CIK 1318482

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

                                                                                            Yes [ X ]      No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

Explanatory Note

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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
31.1

Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 15, 2011. (i)

31.2

Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 15, 2011. (i)

32.1	Certification from the Chief Executive Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 15, 2011. (i)
32.2	Certification from the Chief Financial Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 15, 2011. (i)
101

The following financial information from Bingo.com, Ltd.'s Quarterly Report on From 10-Q for the quarter ended June 30, 2011, formatted in XBRL:

(i) Consolidated Balance Sheet (Unaudited) as at June 30, 2011,

(ii) Consolidated Statement of Operations (Unaudited) for the periods ended June 30, 2011 and 2010,

(iii) Consolidated Statements of Stockholders' Equity (Unaudited) for the Period ended June 30, 2011,

(iv) Consolidated Statements of CashFlows (Unaudited) for Six Months ended June 30, 2011 and 2010,

(v) Notes to Consolidated Financial Statements (Unaudited) for Six Months ended June 30, 2011 and 2010. (j)

101.ins	XBRL Instance Document(j)
101.xsd	XBRL Taxonomy Extension Schema Document (j)
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document (j)
101.def	XBRL Taxonomy Extension Definition Linkbase Document (j)
101.lab	XBRL Taxonomy Extension Labels Linkbase Document (j)
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document (j)

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

(e) Previously filed with the Company's report on Form 8-K on December 26, 2006.

(f) Previously filed with the Company's report on Form 8-K on June 17, 2010.

(g) Previously filed with the Company's report on Form 10-Q on August 13, 2010.

(h) Filed with the Company's report on Form 10-Q on May 12, 2011

(i) Filed on August 15, 2011 as an exhibit to the Registrants' Form 10-Q for the quarterly period ended June 30, 2011.

(j) Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	September 1, 2011	BINGO.COM, LTD.
(Registrant)
Date:	September 1, 2011	/S/ J.M. Williams
J. M. Williams, Chief Executive Officer, and President (Principal Executive Officer)
Date:	September 1, 2011	/S/ H. W. Bromley
H.W. Bromley, Chief Financial Officer (Principal Accounting Officer)