Form 10-Q
period 2011-09-30
BINGO.COM LTD.
filed 2011-11-14
CIK 1318482

nUNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer's common stock, no par value per share, was 63,877,703 as of November 14, 2011.

 BINGO.COM, LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2011

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

As at	September 30, 2011	December 31, 2010

Assets
Current assets:
Cash	$938,199	$1,396,384
Accounts receivable less allowance for doubtful accounts $150,000 (December 31, 2010 - $150,000)	162,937	57,890
Prepaid expenses	10,601	406,557
Total Current Assets	1,111,737	1,860,831

Equipment, net	16,518	26,803

Other assets	18,038	20,009

Domain name rights and intangible assets (Note 5)	2,157,241	2,157,241

Deferred tax asset, less valuation allowance of $141,394 (December 31, 2010 - $139,463) (Note 8)	-	-

Total Assets	$3,303,534	$4,064,884

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$22,066	$12,251
Accrued liabilities	57,538	120,713
Accounts payable and accrued liabilities - related party (Note 9)	11,892	4,473
Total Current Liabilities	91,496	137,437

Commitments (Note 7)

Stockholders' equity (Note 6):
Common stock, no par value, unlimited shares authorized, 63,877,703 shares issued and outstanding (December 31, 2010 - 63,877,703)	18,237,685	18,233,440
Accumulated deficit	(15,050,227)	(14,330,573)
Accumulated other comprehensive income: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	3,212,038	3,927,447

Total Liabilities and Stockholders' Equity	$3,303,534	$4,064,884

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Operations

For Periods Ended September 30, 2011 and 2010

(Unaudited)

	Nine Months ended September 30, 2011	Nine Months ended September 30, 2010	Three Months ended September 30, 2011	Three Months ended September 30, 2010

Advertising revenue	$44,875	$80,792	$17,929	$14,764
Gaming revenue	982,393	1,625,128	398,803	82,745
Total revenue	1,027,268	1,705,920	416,732	97,509

Operating expenses:
Cost of producing revenue	-	1,149,738	-	-
Depreciation and amortization	6,083	32,182	1,690	6,420
Directors fees	9,000	6,000	2,500	1,500
General and administrative	209,681	294,422	50,497	70,486
Loss on disposal of equipment	9,209	31,919	-	20,753
Salaries, wages, consultants and benefits	643,568	709,668	95,641	172,757
Selling and marketing	877,399	389,308	219,578	39,309
Stock-based compensation	-	68,967	-	51,893
Total operating expenses	1,754,940	2,682,204	369,906	363,118

Income (Loss) before other income (expense) and income taxes	(727,672)	(976,284)	46,826	(265,609)

Other income (expense):
Foreign exchange gain (loss)	8,283	18,076	(32,229)	18,560
Interest and other income	2,386	2,588	560	1,542
Reversal of progressive jackpots provision	-	193,051	-	-
Profit on the sale of subsidiaries (Note 3)	-	177,832	-	-
Profit from sale of US players and related assets (Note 4)	-	5,000	-	-

Income (Loss) before income taxes	(717,003)	(579,737)	15,157	(245,507)

Income tax expense (recovery)	2,651	38,553	(1)	-

Net income (loss)	$(719,654)	$(618,290)	$15,158	$(245,507)

Net income (loss) per common share, basic	$(0.01)	$(0.01)	$0.00	$(0.00)
Net income (loss) per common share, diluted	$(0.01)	$(0.01)	$0.00	$(0.00)

Weighted average common shares outstanding, basic	63,877,703	51,629,058	63,877,703	58,861,310
Weighted average common shares outstanding, diluted	63,877,703	51,629,058	63,877,703	58,861,310

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the period ended September 30, 2011

(Unaudited)

	Common stock		Accumulated Other Comprehensive income
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2010	63,877,703	$18,233,440	$(14,330,573)	$ 24,580	$3,927,447

Issuance of consultant stock Options	-	4,245	-	-	4,245

Net loss	-	-	(719,654)	-	(719,654)
Balance, September 30, 2011	63,877,703	$ 18,237,685	$ (15,050,227)	$ 24,580	$ 3,212,038

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Cash Flows

Six Months Ended September 30, 2011 and 2010

(Unaudited)

	2011	2010
Cash flows from operating activities:
Net loss	$(719,654)	$(618,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,083	32,182
Loss on disposal of equipment	9,209	31,919
Stock-based compensation	-	68,967
Issuance of consultant stock option	4,245	8,489
Reversal of progressive jackpots provision	-	(193,051)
Profit on the sale of subsidiaries	-	(177,832)
Profit from the sale of US players and related assets	-	(5,000)
Changes in operating assets and liabilities:
Accounts receivable	(105,047)	(159,343)
Prepaid expenses	395,956	30,041
Other assets	1,971	24,230
Accounts payable and accrued liabilities	(45,941)	(61,901)
Provision for progressive jackpots	-	5,522
Players float	-	(97,813)
Net cash used in operating activities	(453,178)	(1,111,880)

Cash flows from investing activities:
Acquisition of equipment	(5,007)	(5,068)
Proceeds from sale of US players and related assets	-	5,000
Proceeds on disposal of equipment	-	4,417
Proceeds on the sale of subsidiaries, net of cash sold	-	236,044
Net cash (used in) provided by investing activities	(5,007)	240,393

Cash flows from financing activities:
Private placement	-	2,250,000
Net cash provided by financing activities	-	2,250,000

Change in cash	(458,185)	1,378,513

Cash, beginning of period	1,396,384	557,251
Cash, end of period	$938,199	$1,935,764

Supplementary information:
Interest paid	$-	$-
Income taxes paid	$5,380	$13,579
Non-cash financing activity	$-	$-
Non-cash investing activity	$-	$-

Shares issued in acquiring domain name rights (Note 5)	$-	$900,000

  See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2011 and 2010

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

Continuing operations

These consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses from operations until the quarter ended March 31, 2011 and showed a small profit in the second and third quarters of fiscal 2011, and has an accumulated deficit of $15,050,227 as at September 30, 2011.

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

Nine Months ended September 30, 2011 and 2010

(Unaudited)

2.         Summary of significant accounting policies:

(a)     Basis of presentation:

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial statements include the accounts of the Company and it's wholly-owned subsidiaries, English Bay Office Management Limited (registered in British Columbia, Canada), Bingo.com N.V. (registered in Curacao, Netherlands Antilles), Coral Reef Marketing Inc. (registered in Anguilla), Bingo.com (Antigua) Inc., Bingo.com (Wyoming) Inc., Bingo Acquisition Corp, the 99% owned subsidiaries, Bingo.com (UK) plc. (registered in the United Kingdom), Bingo.com Services Limited (registered in the United Kingdom) and Bingo.com Operations Limited (registered in Malta). On April 30, 2010, Bingo.com Services Limited and Bingo.com Operations Limited were sold and their accounts are included up to the date of sale of these subsidiaries (Note 3). All inter-company balances and transactions have been eliminated in the consolidated financial statements.

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

Nine Months ended September 30, 2011 and 2010

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(d)    Foreign currency: (Continued)

liabilities are included in income. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in earnings.

(e)  Impairment of long-lived assets and long-lived assets to be disposed of:

During the periods presented, the only long-lived assets reported on the Company's consolidated balance sheet are equipment, other assets, and domain name rights. Long-lived assets and certain identifiable recorded intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.

If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell.

(f)  Domain name and intangible assets:

The Company has capitalized the cost of the purchase of the domain name Bingo.com and was amortizing the cost over five years from the date of commencement of operations. In 2002, the Company suspended the amortization of the domain name cost in accordance with Accounting Standards Codification (" ASC") 350, where companies are no longer required to amortize indefinite life assets but instead test the indefinite intangible asset for impairment at least annually. The capitalized amount is based on the net present value of the minimum payments permitted under the terms of the purchase agreement. During the year ended December 31, 2010, the Company purchased the remaining Domain Name payments for $900,000, payable in 6,000,000 common shares of Bingo.com, Ltd., at a value of $0.15 per share. The domain name is tested for impairment by comparing the future cash flows of the domain name with its carrying value. The Company determined that as a result of level 3 unobservable inputs in accordance with ASC 820, Fair Value Measurements and Disclosures, that the fair value of the domain name exceeded the carrying value and therefore no impairment existed for the periods presented.

 (g) New accounting pronouncements and changes in accounting policy:

In September 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance regarding multiple-deliverable revenue arrangements.  This guidance addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting.  Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price.  This guidance is effective for annual periods beginning after June 15, 2010 but may be early adopted as of the beginning of an annual period.  The Company has adopted this guidance and it is considered that it does not have a material impact on the Company's financial reporting

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2011 and 2010

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

 (g) New accounting pronouncements and changes in accounting policy: (Continued)

and disclosures.

In April 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-13, Compensation - Stock Compensation (Topic 718), amending ASC 718. ASU No. 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which the entity's equity securities trade should not be classified as a liability if it otherwise qualifies as equity.  ASU No. 2010-13 also improves GAAP by improving consistency in financial reporting by eliminating diversity in practice.  ASU No. 2010-13 is effective for interim and annual reporting periods beginning after December 15, 2010 (January 1, 2011 for the Company) ..  The Company has adopted ASU No. 2010-09, but it does not have a material impact on the Company's financial reporting and disclosures.

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

In December 2010, the FASB issued ASU No. 2010-29, which contains updated accounting guidance to clarify the acquisition date that should be used for reporting pro forma financial information when comparative financial statements are issued. This update requires that a company should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This update also requires disclosure of the nature and amount of material, nonrecurring pro forma adjustments. The provisions of this update, which are to be applied prospectively, are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The impact of this update on the Company's consolidated financial statements will depend on the size and nature of future business combinations and is therefore not

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2011 and 2010

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

 (g) New accounting pronouncements and changes in accounting policy: (Continued)

expected to have any impact on the Company's consolidated financial statements for the period ended September 30, 2011.

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

In September 2011, the FASB issued ASU No. 2011-08 " Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment ," which amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is the case, a more detailed two-step goodwill impairment test will need to be performed which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. ASU 2011-08 will be effective for annual and interim goodwill impairment

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2011 and 2010

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

 (g) New accounting pronouncements and changes in accounting policy: (Continued)

tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of ASU 2011-08 to have a material impact on the Company's financial statements.

(h)              Financial instruments:

(i)  Fair values:

The fair value of accounts receivable, accounts payable, accrued liabilities and accounts payable and accrued liabilities - related party approximate their financial statement carrying amounts due to the short-term maturities of these instruments.  Cash is carried at fair value using a level 1 fair value measurement.

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

3.    Sale of subsidiaries:

Effective April 30, 2010, the Company sold Bingo.com Services Limited and Bingo.com Operations Limited in an arms length transaction for $250,000 to Emporium Romanum Ltd., a private Maltese company.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2011 and 2010

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

4.   Sale of US players and related assets:

Effective October 12, 2006, the Company, in response to the United States Unlawful Internet Gambling Enforcement Act, sold its United States players and related assets for $1,200,050, payable by the arms-length purchaser at a variable rate over the subsequent months. There is no set period for repayment and it is interest free. The Company has fully provided for the outstanding amount due.  The Company will recognize the profit from the sale of these assets as and when payment is received. During the quarter ended September 30, 2011, the Company collected $nil (September 30, 2010 - $nil) in payment for these assets.

During the year ended December 31, 2010, the Company was advised that the purchaser had ceased operations and is in the process of winding up the company. Therefore the Company has determined that $658,286 will never be recovered.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2011 and 2010

(Unaudited)

4.   Sale of US players and related assets: (Continued)

Amount
Balance remaining December 31, 2009	$774,550

Payments received	(5,000)

Amount deemed irrecoverable and removed from accounts receivable	(658,286)

Balance remaining December 31, 2010	$111,264

Payments received	-

Balance remaining September 30, 2011	$111,264

The amount has been fully provided for as part of allowance for doubtful accounts.

5.    Domain name rights and intangible asset:

The rights to use the domain name bingo.com were acquired in January of 1999 for a cash payment of $200,000 and the issuance of 500,000 shares of common stock of the Company at a value of $2.00 per share. The agreement was signed with Bingo, Inc., an unrelated party at the date of signing of the agreement. Under the terms of the agreement, the Company is required to make quarterly domain name purchase payments to the vendor based on 4% of annual gross revenue (as defined in the agreement), with total minimum payments of $1,100,000 in the first three years, including the initial cash payment, required over the 99 year period ending December 31, 2098. These minimum payment commitments were completed on June 30, 2002. During the year ended December 31, 2002, the agreement was amended so that the remaining domain name purchase payments to the vendor are made monthly, based on 4% of the preceding month's gross revenue. During the year ended December 31, 2010, the Company purchased the remaining Domain Name payments for $900,000, with the issuance of 6,000,000 common shares of the Company, at a value of $0.15 per share. During the quarter ended September 30, 2011, expense payments of $nil (September 30, 2010 - $1,862) were paid in accordance with the amended agreement.

Domain name rights have been capitalized on the balance sheet based on the present value of the future minimum royalty payments. In 2002, the Company suspended the amortization of the domain name in accordance with ASC 350, Intangibles - Goodwill and Others, where companies are no longer permitted to amortize indefinite life intangible assets.

September 30, 2011	Cost	Accumulated amortization	Net book Value

Domain name rights	$2,834,500	$677,259	$2,157,241

December 31, 2010	Cost	Accumulated amortization	Net book Value

Domain name rights	$2,834,500	$677,259	$2,157,241

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2011 and 2010

(Unaudited)

6.    Stockholder's Equity:

During the quarter ended September 30, 2011, the Company recorded stock based compensation expense of $nil (September 30, 2010 - $51,893) but did recognize $nil (September 30, 2010 - $2,830) in consulting fees on options vested.

No options were granted or exercised during the period ended September 30, 2011.

During the quarter ended June 30, 2011, 244,692 options expired unexercised.

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

Minimum lease payments under these operating leases are approximately as follows:

2011	$9,143
2012	17,945
2013	17,945

The Company paid rent expense totaling $18,086 for the quarter ended September 30, 2011 (September 30, 2010 - $31,860).

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2011, and December 31, 2010, are presented below:

	September 30, 2011	December 31, 2010
Deferred tax assets:
Net operating loss carry forwards	$141,394	$139,463

Valuation Allowance	(141,394)	(139,463)
	$-	$-

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2011 and 2010

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

9.    Related Party Transactions:

The Company has a liability of $nil (December 31, 2010 - $3,860), to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by the current director and officer of the Company.

The Company has a liability of $2,392 (December 31, 2010 - $113), to a director and officer of the Company for payment of services rendered and expenses incurred by the director and officer of the Company.

Payments made to Bingo, Inc. in relation to the domain name purchase payment totaled $nil during the quarter ended September 30, 2011 (September 30, 2010 - $1,862). During the year ended December 31, 2010, the Company acquired the remaining Domain Name Purchase payments for 6,000,000 common shares at a value of $0.15 per share for a total value of $900,000.

The Company has a liability of $9,500 (December 31, 2010 - $500), to independent directors of the Company for payment of services rendered.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

10. Segmented information:

Revenue

The Company operates in one reportable business segment, the business of marketing games and entertainment based on the game of bingo through its Internet portal, bingo.com, supported mainly by the revenue generated from the deposits received for the games for money and selling advertising on the website.  The revenue for the quarter ended September 30 , 2011 and 2010, has been derived primarily from the revenue generated from the deposits received for the games for money.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2011 and 2010

(Unaudited)

10. Segmented information:  (Continued)

The Company had the following revenue by geographical region.

	Nine Months ended September 30, 2011	Nine Months ended September 30, 2010	Three Months ended September 30, 2011	Three Months ended September 30, 2010

Gaming revenue
Western Europe	$171,226	$1,419,136	$61,468	$40,776
Central, Eastern and Southern Europe	26,912	50,726	6,100	4,527
Nodics	770,612	114,479	325,547	28,745
Other	13,643	40,787	5,688	8,697
Total gaming revenue	$982,393	$1,625,128	$398,803	$82,745

Advertising revenue
Nodics	$6,896	$1,353	$4,680	$857
Other	37,979	79,439	13,249	13,907
Total advertising revenue	$44,875	$80,792	$17,929	$14,764

Total revenue
Western Europe	$171,226	$1,419,136	$61,468	$40,776
Central, Eastern and Southern Europe	26,912	50,726	6,100	4,527
Nodics	777,508	115,832	330,227	29,602
Other	51,622	120,226	18,937	22,604
Total revenue	$1,027,268	$1,705,920	$416,732	$97,509

Equipment

The Company's equipment is located as follows:

Net Book Value	September 30, 2011	December 31, 2010

Anguilla	$1,472	$1,963
Canada	9,258	17,012
United Kingdom	1,908	2,544
United States of America	3,880	5,284
	$16,518	$26,803

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2011 and 2010

(Unaudited)

11.       Concentrations:

Major customers

For the quarter ended September 30, 2011, there was no single player on the gaming site who had wagered more than 10% of the total gaming revenue.

In accordance with the Unibet Partner Program, Unibet is required to process all the payments to the website www.bingo.com. They collect all the deposits and process withdrawal requests by our players. Any revenue (i.e. wagers less winnings) that is collected by them is paid across to us after they have deducted their commission.

Therefore the Company is reliant on Unibet to provide contracted services pursuant to its Partner Program. These services include the supply and operation of the games (i.e. Bingo and Slots); the development and maintenance of the website, customer support to our players playing on our website www.bingo.com, processing all deposits and collection of those funds and processing all withdrawal requests. The Company has a receivable from Unibet of $150,048 as at September 30, 2011 (December 31, 2010 - $34,857). The significant increase in this receivable compared to September 30, 2010, is due to the increase in revenue by the Company.

During the quarters ended September 30, 2011 and 2010, the Company offered limited advertising. Therefore there were no advertising sales representing more than 10% of the total sales.

12.  Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions. At September 30, 2011, the Company had total cash balances of $938,199 (December 31, 2010 - $1,396,384) at financial institutions, where $537,575 (December 31, 2010 - $771,396) is in excess of federally insured limits. The Company has concentrations of credit risk with respect to accounts receivable, as large amounts of its accounts receivable are concentrated geographically in the United Kingdom amongst a small number of customers.

As of September 30, 2011, the Company had one customer totaling $150,048, who accounted for total accounts receivable greater than 10%. As of December 31, 2010, the Company had two customers, totaling $34,857 and $16,073 who accounted for greater than 10% of the total accounts receivable.

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

OVERVIEW

Bingo.com, Ltd. (the "Company") is in the business of owning and marketing a bingo based entertainment website that provides a variety of Internet games plus other forms of entertainment, including an online community, chat rooms, and more. Located at www.bingo.com, the Company has built one of the leading bingo portals on the Internet. The Bingo.com website has attracted millions of visitors from over 200 countries. The level of Internet traffic that arrives at Bingo.com has a direct impact on our revenues as, generally, the greater the Internet traffic, the greater the amount of gaming or advertising revenue received.

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

During the year ended December 31, 2010, Bingo.com joined the Unibet International Limited ("Unibet") Partner Program as a network operator of their multi-language and multi-currency bingo and casino system.  The Unibet Partner Program provides a turnkey solution to Bingo.com which includes gambling licenses, multi-language customer support, financial processing capabilities, website technology, bingo games, soft games, casino games and many other services required to operate an online gambling business.  Bingo.com players continue to play on the website www.bingo.com but now participate in rooms shared across the entire Unibet Partner program alongside players from Mariabingo.com, Bingo.se, and other white label partner sites. These combined games increase the gaming liquidity and create one of the largest and most international online gaming systems in operation.

Unibet is paid a commission based on a fixed percentage of the gaming revenues generated on the Bingo.com website.  This agreement will be for a minimum of 2 years and will automatically extend for a further year unless written notice is given. Unibet will own, create and run the service offered and it will be the Company's responsibility to drive traffic to the website.  Bingo.com continues to own the player data contained within the database of players that register at www.bingo.com.

In addition, as a member of the Partner Program, Bingo.com is no longer required to secure or maintain any online gambling licenses of its own as the Company is permitted to offer Internet gambling products to its players pursuant to Unibet's licenses in relevant jurisdictions.

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

Gaming revenue from the Bingo.com website accounted for approximately 96% of our revenue for the quarter ended September 30, 2011.

We have made a significant investment in the development of our website, the purchase of our domain name, branding, marketing, and operations.  As a result we have incurred significant losses since inception, and as of September 30, 2011, had an accumulated deficit of $15,050,227.

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

RESULTS OF OPERATIONS

            Revenue

Total revenue for the quarter ended September 30, 2011, was $416,732, an increase of 327% from revenue of $97,509 for third quarter of 2010 and an increase of 15% from revenue of $363,492 in the second quarter of 2011. Gaming Revenue was $398,803, an increase of 382% in the quarter ended September 30, 2011, compared to Gaming Revenue of $82,745 in the third quarter of 2010 and a 13% increase from revenue of $352,413 in the second quarter of 2011. This increase compared to the third quarter of fiscal 2010 and the second quarter of 2011, is due to increased marketing efforts. We earned advertising revenue of $17,929 in the quarter ended September 30, 2011, an increase of 21% from advertising revenue of $14,764 in the third quarter of 2010 and an increase of 62% from advertising revenue of $11,079 in the second quarter of 2011.

Cost of producing revenue

Prior to the migration of our players to Unibet's Partner Program, the cost of revenue consisted of bonuses granted on deposits made by players, the cost of hosting the website, payment processing fees in relation to deposits from and withdrawals to our players, software license fees, gaming taxation and the domain name purchase payments. These costs of producing revenue, except for the domain name purchase payments which were acquired by the Company during the year ended December 31, 2010, have now been assumed by Unibet International Limited as part of the services provided by them in exchange for a commission on net revenue.

            Selling and marketing expenses

Selling and marketing expenses were $219,578 for the quarter ended September 30, 2011, an increase over expenses of $39,309 in the third quarter of 2010 and an increase of 36% from expenses of $161,142 in the second quarter of 2011. Selling and marketing expenses principally include Bingo.com marketing campaigns, affiliate commissions, search engine optimization, and other promotional expenses intended to increase our subscriber base and improve gaming revenue. The increase in selling and marketing expenses for the quarter ended September 30, 2011, compared to the third quarter of 2010 and the second quarter of 2011, is due is due to continued marketing efforts in target jurisdictions.

We expect to continue to incur selling and marketing expenses to increase traffic and, consequently, gaming activity on www.bingo.com. There can be no assurances that these expenditures will result in increased traffic or significant additional revenue.

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our office, legal and professional fees, and other general corporate and office expenses. General and administrative expenses decreased to $50,497 for the third quarter of 2011, a decrease of 28% from costs of $70,486 for the third quarter of 2010 and a decrease of 40% from costs of $83,754 in the second quarter of 2011. General and administrative expenses have decreased in comparison to the prior year due to the migration to the Unibet's Partner Program whereby we have reduced many of our costs, especially the development of the bingo.com website. The increase in general and administrative expenses compared to the second quarter of fiscal 2011, is due to the expenses incurred in holding the 2011 Annual General Meeting in June 2011 and the reduction in office space.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants and benefits decreased to $95,641 for the quarter ended September 30, 2011, compared to salaries, wages, consultants and benefits of $172,757 in the third quarter of 2010 and a decrease over salaries, wages, consultants and benefits of $104,399 in the second quarter of 2011. The majority of the Company's salaries, wages, consultants and benefits are incurred in Canadian Dollars. This decrease compared to the third quarter of 2010, is due to the severance to certain members of our staff in the first quarter of 2011.

Depreciation and amortization

Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years. Depreciation and amortization decreased to $1,690 during the quarter ended September 30, 2011, a decrease over costs of $6,420 during the same quarter in the prior year and a decrease from costs of $1,743 in the second quarter of 2011. This decrease in depreciation and amortization is due to the aging of the Company's equipment and the disposal of obsolete equipment.

Stock based Compensation

During the year ended December 31, 2006, the Company adopted ASC 718, Compensation-Stock Compensation, which requires us to expense stock options granted. Stock based compensation decreased to $nil during the quarter ended September 30, 2011, a decrease over stock based compensation of $51,893 during the same quarter in the prior year and no change from stock based compensation of $nil in the second quarter of 2011. This decrease in stock based compensation during the quarter ended September 30, 2011, is due to the amendment to all outstanding unvested options, to amend them to vest immediately during the third quarter of fiscal 2010.

            Net income (loss) and income (loss) per share

Net income for the three months ended September 30, 2011, amounted to $15,158, an income of $0.00 per share, as opposed to a net loss of $245,507, a loss of $0.00 per share for the same period in 2010 and as opposed to a net income of $8,520 or income of $0.00 per share in the second quarter of 2011. The switch to a profit for the quarter ended September 30, 2011, compared to net losses in the third quarter of 2010, is due to the increase in revenue as a result of the television marketing and a reduction in operating costs.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $938,199 and positive working capital of $1,020,241 at September 30, 2011.  This compares to cash of $1,396,384 and positive working capital of $1,723,394 at December 31, 2010.

During the quarter ended September 30, 2011, we provided cash of $51,771 from operating activities and used cash in operating activities of $453,178 for the nine months ended September 30, 2011. This compares to using cash from operating activities of $293,370 in third quarter of 2010 and using cash from operating activities of $1,111,880 for the nine months ended September 30, 2010 and compared to providing cash of $47,542 in the second quarter of 2011.

Our future capital requirements will depend on a number of factors, including costs associated with the marketing of our Web portal, the success and acceptance of our gaming operations.

ITEM 4T.       Controls and Procedures

(a)        Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2011. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2011, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings

We are not currently a party to any legal proceeding, and was not a party to any other legal proceeding during the quarter ended September 30, 2011. We are currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the quarter ended September 30, 2011.

ITEM 3.          Defaults Upon Senior Securities

Not applicable.

ITEM 4.          Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.          Other Information

The Company did not enter any new reportable agreements during the quarter ended September 30, 2011.

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

ITEM 6.          Exhibits and reports on Form 8-K

Exhibits

The following instruments are included as exhibits to this Report.  Exhibits incorporated by reference are so indicated.

Exhibit Number	Description
4.4	Convertible Debenture between the Company and unrelated parties dated July 2, 2002. (b)
4.5	Common Stock Purchase Warrant between the Company and unrelated parties dated July 2, 2002. (b)
10.2	Asset Purchase Agreement by and between Bingo, Inc. and Progressive Lumber, Corp. dated January 18, 1999. (a)
10.24	Amended Consulting Agreement dated February 28, 2002, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (c)
10.29	Amendment of Asset Purchase Agreement dated July 1, 2002. (d)
10.32	Code of Business Conduct and Ethics dated December 22, 2006. (e)
10.33	Amended Consulting Agreement dated June 16, 2010, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (f)
10.35	Consulting agreement dated April 1, 2011, between the Company and H. W. Bromley (g)
31.1

Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 14, 2011 ..

31.2

Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 14, 2011 ..

32.1	Certification from the Chief Executive Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 14, 2011 ..
32.2	Certification from the Chief Financial Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 14, 2011 ..

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

(e) Previously filed with the Company's report on Form 8-K on December 26, 2006.

(f) Previously filed with the Company's report on Form 8-K on June 17, 2010.

(g) Filed with the Company's report on Form 10-Q on May 12, 2011

Reports on Form 8-K.

There were no Form 8-K filed during the quarter ended September 30, 2011.

Reports Subsequent to the quarter ended September 30, 2011.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 14, 2011	BINGO.COM, LTD.
(Registrant)
Date:	November 14, 2011	/S/ J.M. Williams
J. M. Williams, Chief Executive Officer, and President (Principal Executive Officer)
Date:	November 14, 2011	/S/ H. W. Bromley
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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of September 30, 2011, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed :  /S/ J. M. Williams                                                         Date: November 14, 2011

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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of September 30, 2011, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed :   /S/ H. W. Bromley                                                       Date: November 14, 2011

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the "Company") on Form 10-Q for the period ended September 30 , 2011 , as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        November 14, 2011

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the "Company") on Form 10-Q for the period ended September 30, 2011 , as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        November 14, 2011

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.