Form 10-K
period 2011-12-31
BINGO.COM LTD.
filed 2012-03-30
CIK 1318482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer   [  ]                                             Accelerated filer                      [   ]

Non-accelerated filer     [  ]                                             Smaller reporting company      [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]
State issuer's revenues for its most recent fiscal year. $1,416,658

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at of such stock on the National Association of Securities Dealers Over the Counter Bulletin Board market as of March 29, 2012, being $0.33 per share: $21,079,642.  The number of shares of the issuer's common stock outstanding on March 29, 2012, was 63,877,703. Our common stock is traded on the National Association of Securities Dealers Over-the-Counter Bulletin Board market under the symbol "BNGOF".

APPLICABLE ONLY TO CORPORATE REGISTRANTS Indicate the number of shares outstanding of the registrant' s common stock, no par value per share, was 63,877,703 as of March 29, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

he merger of Bingo.com, Inc. with Bingo.com, Ltd., which was approved by the Securities Exchange Commission on March 8, 2005, and is effective on April 7, 2005, is described in the prospectus filed under Rule 424(b) of the Securities Act and the Form S-4, which were filed on March 9, 2005, and March 4, 2005, respectively. The Company filed Form SB2 on September 18, 2007, for the registration of shares originally issued in the private placement.

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

We generate our main source of revenue from players depositing funds into their Bingo.com account and play games for money. An additional source of revenue comes from selling advertising on the website to other companies who wish to advertise their products to our user demographic. We obtained a gaming license and commenced gambling operations from Curacao, Netherlands Antilles in May 2005. The Company was granted a license by the Lotteries and Gaming Authority of Malta, and commenced operating under this Maltese license in March 2009.

During the year ended December 31, 2010, we joined the Unibet International Limited ("Unibet") Partner Program as a network operator of their multi-language and multi-currency bingo and casino system. The Unibet Partner Program provides a complete solution to Bingo.com which includes gambling licenses, multi-language customer support, financial processing capabilities, website technology, bingo games, soft games, casino games and many other services required to operate an online gambling business.  Bingo.com players continue to play on the website www.bingo.com but now participate in rooms shared across the entire Unibet Partner Program alongside players from Mariabingo.com, Bingo.se, and other white label partner sites. These combined games increase the gaming liquidity and create one of the largest and most international online gaming systems in operation.

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

We conduct our business through the Anguilla incorporated entity and through our wholly-owned subsidiaries English Bay Office Management Limited ("English Bay"), Bingo.com (UK) plc ("Bingo UK"), Coral Reef Marketing Inc. ("Coral Reef") and Bingo.com N.V.

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

Bingo.com Domain Name

On January 18, 1999, we purchased the exclusive right to use the domain name bingo.com from a then unrelated company, Bingo, Inc., an Anguilla corporation, for (i) a $200,000 cash payment, (ii) 500,000 shares of our common stock (at a value of $2.00 per share) and (iii) an agreement to pay, on an ongoing basis, the Domain Name Purchase price amounting to 4% of our annual gross revenues, with a total minimum guaranteed Domain Name Purchase payment of $1,100,000 in the first three years of the 99 year period ending December 31, 2098. The value of the bingo.com domain name was based on factors such as the ability for us to create a brand for our website based on the name, the ease of Internet search ability of the domain name, and the ability of visitors to our website to remember and associate the name with our website and business. We negotiated the terms of the domain name acquisition at arms' length, and we believe the consideration we paid for the domain name was reasonable.

During the year ended December 31, 2002, the agreement was amended so that the remaining Domain Name Purchase payments to the vendor were made monthly, based on 4% of the preceding month's gross revenue.

In the latter half of fiscal 2010, the Company engaged an independent valuation company, to value the remaining 4% Domain Name Purchase payments.  During the year ended December 31, 2010, the Company purchased the remaining Domain Name Purchase payments for $900,000 from Bingo, Inc., with the issuance of 6,000,000 common shares of Bingo.com, Ltd., at a value of $0.15 per share.

During the year ended December 31, 2011, we made payments up until the purchase of the remaining Domain Name Purchase payments totaling $nil (2010 - $66,920) based on 4% of the preceding month's gross revenue as defined in the amended agreement negotiated in 2002. T. M. Williams, the President and Chief Executive Officer of the Company is a potential beneficiary of several discretionary trusts that hold approximately 80% of the shares of Bingo, Inc.

BUSINESS OVERVIEW

Our objective is to become the leading online provider of bingo based games and entertainment. We intend to leverage the worldwide popularity of bingo with the growth of the Internet to become the premier bingo portal.

We are in the business of owning and marketing an entertainment website which provides a variety of games, both for free and for money. As a member of the Unibet Partner Program, we have focused our website around a core gaming offering of bingo, slots, and casino games which are appreciated by our visitors.  The content contained on our website is developed and maintained in partnership with Unibet. We are attempting to create a valuable entertainment website with an extensive database of active players.

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

On September 30, 2006, the United States Senate passed the Unlawful Internet Gambling Enforcement Act 2006 ("UIGEA"), which was signed into law by President Bush, on October 13, 2006. The legislation aimed to prohibit the funding of illegal online gambling to United States citizens and residents. Effective October 12, 2006, in response to the UIGEA we sold our United States player database and related assets to an unrelated company. The asset disposition included the registered online gaming players, the gaming servers, and the complete database of real money players. The asset disposition price was $1,200,050 payable at a variable rate over the subsequent period until fully paid.  As at December 31, 2011, $nil (2010 - $430,500) of the $1,200,050 had been paid. During the year ended December 31, 2011 the website operating with these players ceased to exist and is no longer operational. The Company is attempting recover payment for our players but payment is doubtful.

During the quarter ended June 30, 2007, we launched our United Kingdom focused website, with games targeted to the United Kingdom audience and the games played in British pounds sterling.

During the quarter ended June 30, 2010, we migrated to the Unibet's Partner Program as a network operator of their multi-language and multi-currency bingo and casino systems.

Gaming revenue from the Bingo.com website accounted for approximately 95% of our revenue for the year ended December 31, 2011.

Advertising Revenue Business

Our entertainment portal includes a variety of free bingo and other games, provided to registered players over the Internet who compete against other players for the chance to win points. These points can be used to enter draws for prizes. We intend to continue to provide points-based, play-for-free games in jurisdictions, such as the United States, where online gaming is not permitted.

We have in the past used the appeal of the bingo.com domain name to sell advertising on the free section of the website, which was our primary revenue source. During the quarter ended June 30, 2005, we commenced offering traditional bingo and other pay-for-play games to our players, which replaced advertising as our main source of revenue. Advertising revenue from the bingo.com website accounted for approximately 5% of our revenue for the year ended December 31, 2011. Although many of our games are free to play, players are required to register to receive points and to win prizes and to access certain features on the site. All registration information is stored in online databases.

The Niche

We continue to work towards positioning ourselves as the leading bingo focused entertainment portal on the Internet.  We believe the size of the worldwide bingo community, the domain name bingo.com, and the attractive nature of our product offering provides us an opportunity to build a large loyal base of daily visitors from around the world.

We believe that bingo is well suited for online entertainment content, and that online games are a compelling entertainment medium for a mass user audience.  We also believe that players will value an opportunity to win prizes and cash while being allowed to access bingo focused content according to their own schedule, their own currency and from their own location.

BUSINESS STRATEGY

Our objective is to become the premier online destination for web-based bingo entertainment and a leading entertainment destination on the Internet. We are pursuing this objective through the following strategies:

Revenue streams

In 2011, we generated 95% of our revenue from gaming revenue and 5% of our revenue from advertising revenue. We earned these revenues from our portal through a variety of ways, such as the following:

-   Marketing our website to drive players to our website which under the Unibet Partner Program offers bingo and other similar games, such as slots and casino, for money to our players.

-    Banner and button advertisements on our website;

-    Sponsorships of email newsletters or parts of our site;

Throughout 2011, we were focused primarily on increasing our gaming revenue at the expense of our advertising revenue. During the year ended December 31, 2005, we suspended the majority of the sale of advertising and focused entirely on the gaming revenue component of the business.  With the passing of the United States Unlawful Internet Gambling Act in October of 2006, we again began to serve advertising on our website.

Advertising revenue calculations are based on click-throughs, percentage of sales transactions, or other methods depending on the details of the agreements.

Expand registered user database

We have demonstrated the ability to attract and keep a large subscriber base. It is our intention to continue the growth of our database through the development of the Bingo.com website in a manner that will attract the most traffic and player registrations.

Leverage licensed users and alliances

We are confident that the variety of games and entertainment available on our website will encourage many visitors to come, stay, deposit funds, play and revisit often. In the process of providing a one-stop entertainment arena for bingo players, we, in partnership with Unibet, are creating a value based website which is backed by an extensive database of registered players.

Extend and enhance the value of the brand name

We believe that establishing a readily recognizable world-wide brand name is critical to attracting a larger player base and generating additional revenue. We believe that our bingo.com website has inherent value as a brand name and we intend to aggressively expand our player base by promoting that name. In targeted markets, we intend to pursue online and offline marketing strategies, promotional opportunities, and strategic alliances with arms length affiliate websites to make the Bingo.com website the leading entertainment destination for bingo on the Internet.  To date, we have entered into several affiliate deals, whereby they drive traffic to our website via links from their websites.  During the year ended December 31, 2011 we continued our marketing campaigns to generate traffic to the website. We are continuing with these campaigns in 2012.

Marketing Strategy

Our goal is for the Bingo.com website to continue to be one of the most recognized and most visited bingo entertainment destinations on the Internet. We intend to continue building an Internet community consisting of a dedicated and loyal player base that will support our ability to generate both advertising and gaming revenues.

Advertising focused on promoting the Bingo.com website in targeted international markets through affiliate programs, strategic partnerships, and other promotional activities with a variety of companies is underway and we are working on expanding these relationships. This strategy is intended to further develop the growing database of registered players.

We also use our database of registered users to send targeted emails and other advertisements in order to encourage our subscribers to play. We offer special promotions and other offerings that bring additional users to our site such as the use of our email list to promote special events.

OPERATIONS

Employees

As of December 31, 2011, we had two full-time employees, not including temporary personnel, consultants, and independent contractors. We retain consultants to provide special expertise in developing strategy, marketing, software and technologies and outsource our development resources. None of our employees is represented by a labor union, and we believe that our relationship with our employees is good.

We are substantially dependent upon the continued services and performance of J. M. Williams, Chief Executive Officer and T. M. Williams, Executive Chairman. The loss of the services of these key individuals would have a material adverse effect on our business, financial condition and results of operations. We do not carry any key man life insurance on any individuals.

            Seasonality

We do not believe that seasonality has an effect on our traffic volumes or our revenue realization.

            Competition

We face competition primarily from other large bingo focused websites, e.g. Maria Bingo, Gala Bingo, Mecca Bingo, Jackpot joy, Sun Bingo and Foxy Bingo. We will continue to compete with these large sites as well as many other smaller offerings, and there can be no assurances that we will be successful in attracting players from these sites or generating new players from the overall bingo community that are not yet focused on playing bingo online.

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

As the Bingo.com website and cash-games are operated and supported by Unibet as part of the Unibet Partner Program, we are dependent upon Unibet obtaining, and keeping in good standing, the required licensing to offer Internet gambling to residents of targeted jurisdictions. Bingo.com is not required to hold any Internet gambling licences itself as our activities with respect to Internet gambling are restricted to promoting and marketing our website. We are presently focused on obtaining players from jurisdictions where Internet gambling is regulated and considered legal. We are, therefore, indirectly subject to the Gambling Laws of these jurisdictions in that our activities may be affected if legal circumstances change and Unibet is, as a result, forced to restrict its activities appropriately.  As a result, a broad spectrum of our business may be affected, including how and what we market. As we look to expand into other markets, it is likely we will be subject to further local laws and regulations which may require other changes to the way we market our games and website.

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

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Since 2006, we have earned the majority of our revenue from cash games from players located in Europe. Prior to migration to the Unibet's Partner Program, the equipment of the Company to operate the website and the operations of the Company was located in Anguilla, Curacao, Netherlands Antilles, Malta, United Kingdom and Canada. Since the migration to the Unibet's Partner Program the website is hosted by Unibet and the remaining equipment to operate the Company and market the website are located in Anguilla, United Kingdom and Canada.

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

ITEM 2. PROPERTIES.

Our executive office is located in The Valley, Anguilla, British West Indies. We commenced the lease agreement on April 1, 2010, for a period of one year. Unless 3 month's notice is given it automatically renews for a future 3 months until notice is given. To date no notice has been given. The monthly rental is $250.

Our primary administrative facility is located in leased space in Vancouver, British Columbia.  During the year ended December 31, 2011, the lease was amended. The lease expires April 30, 2014. This facility comprises approximately 463 square feet. The monthly rental is approximately $1,515.

We operate a sales and marketing office in London, United Kingdom, where we rent space on a monthly basis for GBP2,500 pounds per month from a shareholder who owns greater than 10% of the Company.

We believe that these facilities will be adequate to meet our requirements for the near future and that suitable additional space will be available if needed. Other than described above, neither we, nor any of our subsidiaries presently own or lease any other property or real estate.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings and were not a party to any other legal proceeding, during the fiscal year ended December 31, 2011. We are currently not aware of any legal proceedings proposed to be initiated against us. However, from time-to-time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our Annual Meeting of Stockholders in Anguilla on June 16, 2011, all matters were unanimously approved. There were no submissions of matters to a vote of security holders during the third and fourth quarter of 2011.

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

Quarter Ended	High (1)	Low (1)
December 31, 2011	$1.04	$0.10
September 30, 2011	$0.15	$0.05
June 30, 2011	$0.12	$0.05
March 31, 2011	$0.12	$0.07
December 31, 2010	$0.10	$0.05
September 30, 2010	$0.13	$0.05
June 30, 2010	$0.25	$0.12
March 31, 2010	$0.19	$0.13

1.             Prices as per Yahoo! TM Finance

On March 29, 2012, the last reported sale price of our common stock, as reported by the OTCBB, was $0.33 per share.

As of March 29, 2012, we believe there are approximately 1,634 shareholders (including nominees and brokers holding street accounts) of our shares of common stock.

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

No shares were issued during the year ended December 31, 2011.

Securities authorized for issuance under equity compensation plans.

We have reserved a total of 1,895,000 common shares for issuance under our 1999 stock option plan.  Pursuant to this plan we have nil stock purchase options (2010 - nil) outstanding at December 31, 2011. During the year ended December 31, 2011, there were nil options exercised and nil options expired, issued under the 1999 plan.

We have reserved a total of 5,424,726 common shares for issuance pursuant to grants under the 2001 stock option plan.  Pursuant to this plan we have 1,290,000 stock purchase options (2010 - 1,290,000) outstanding as at December 31, 2011. These options are fully vested at December 31, 2011. During the year ended December 31, 2011, nil options issued under the 2001 plan were exercised and nil options issued under the 2001 plan expired unexercised.

We have reserved a total of 2,000,000 common shares for issuance under our 2005 stock option plan.  Pursuant to this plan we have 1,055,000 stock purchase options (2010 - 1,299,692) outstanding at December 31, 2011. These options are fully vested at December 31, 2011. During the year ended December 31, 2011, there were no stock options, issued under the 2005 plan, exercised, however 244,692 stock options issued under the 2005 plan expired unexercised.

The 1999 and 2001 plans were approved in 2001 by our shareholders and the 2005 plan was approved by our shareholders in 2005.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,345,000	$0.23	4,775,776
Equity compensation plans not approved by security holders	0	0	0
Total	2,345,000	$0.23	4,775,776

Subsequent to the year ended December 31, 2011, the expiry date on 75,000 options granted under the 2001 stock plan, with an expiry date of February 28, 2012 and an exercise price of $0.27 per share, was extended for 2 years and the expiry date on 175,000 options granted under 2001 stock plan, with an expiry date of March 5, 2012, and an exercise prices of $0.33 per share, was extended for 1 year.

Subsequent to the year ended December 31, 2011, the expiry date on 285,000 options granted under the 2005 plan, with an expiry date of February 28, 2012 and an exercise price of $0.27 per share, was extended for 2 years and the expiry date on 100,000 options granted under the 2005 plan, with an expiry date of March 5, 2012, and an exercise prices of $0.33 per share, was extended for 1 year.

ITEM 6. SELECTED FINANCIAL DATA.

Consolidated Statement of Operations Data:

		Year Ended December 31,
	2011	2010	2009	2008	2007

Revenue
Advertising revenue	$66,705	$98,547	$195,833	$275,847	$143,646
Gaming revenue	1,349,953	1,718,257	5,629,529	5,373,718	2,226,099
Total revenue	1,416,658	1,816,804	5,825,362	5,649,565	2,369,745

Cost of producing revenue	-	(1,152,020)	(3,836,527)	(3,791,218)	(1,404,851)
Operating expenses excluding interest and other income (expenses)	(2,104,869)	(1,502,422)	(3,163,472)	(3,034,389)	(2,430,418)
Interest and other income	2,887	3,957	1,740	19,255	33,181
Income tax expense	(3,692)	(45,291)	(15,154)	-	-
Net loss	(689,016)	$(878,972)	$(1,188,051)	$(1,156,787)	$(1,432,343)

Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.03)	$(0.03)	$(0.04)
Weighted average common shares Outstanding	63,877,703	54,716,388	40,494,148	35,092,369	32,784,405

		Year Ended December 31,
	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data:
Cash	$787,524	$1,396,384	$557,251	$412,002	$744,596
Total assets	3,338,967	4,064,884	2,269,478	2,157,834	2,516,749
Total liabilities	96,291	137,437	693,345	454,396	363,112
Long term obligations	-	-	-	-	-
Total stockholders' equity	3,242,676	3,927,447	1,576,133	1,703,438	2,153,637
Working capital (deficit)	1,058,631	1,723,394	(19,801)	124,495	648,123

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OVERVIEW

From 1999 to 2011, we have been focused on providing online bingo games over the Internet to players around the world. We began to experience revenue growth from the advertising contained in these games in fiscal 2000. In early 2005 we expanded our entertainment offering to include bingo games for money as well as soft games such as video poker, slots and hi-lo.  In 2010, Bingo.com joined the Unibet Partner Program, and is now focused on marketing its offering to players around the world.

Ninety-five percent of our revenue in 2011 was derived from gaming revenues and five percent from the sale of Internet advertising. We expect that in the future, gaming revenue, focused on bingo, will continue to contribute the majority of our total revenue.

We have made a significant investment in the development of our website, purchase of domain name, branding, marketing, and maintaining operations.  As a result we have incurred significant losses since inception, and as of December 31, 2011, had an accumulated deficit of $15,019,589.

Moving forward, we will continue to control operating costs and expansion costs with the objective to operate profitably and efficiently.

The consolidated statement of operations data for the years ended December 31, 2011, and 2010, and the consolidated balance sheet data as of December 31, 2011, and 2010, are derived from our audited consolidated financial statements included in Item 7 of this report, which have been audited by Davidson and Company LLP, independent auditors. The consolidated statement of operations data for the years ended December 31, 2009, 2008, and 2007, and the consolidated balance sheet data as of December 31, 2009, 2008, and 2007, are derived from audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of results to be expected in any future period.

During the year ended December 31, 2010, Bingo.com joined the Unibet International Limited ("Unibet") Partner Program as a network operator of their multi-language and multi-currency bingo and casino system.  The Unibet Partner Program provides a complete solution to Bingo.com which includes gambling licenses, multi-language customer support, financial processing capabilities, website technology, bingo games, soft games, casino games and many other services required to operate an online gambling business.  Bingo.com players continue to play on the website www.bingo.com but now participate in rooms shared across the entire Unibet Partner program alongside players from Mariabingo.com, Bingo.se, and other white label partner sites. These combined games increase the gaming liquidity and create one of the largest and most international online gaming systems in operation.

Unibet is paid a commission based on a fixed percentage of the gaming revenues generated on the Bingo.com website.  This agreement is for a minimum of 2 years and will automatically extend for a further year unless written notice is given. Unibet will own, create and run the service offered and it is the Company's responsibility to drive traffic to the website.  Bingo.com continues to own the player data contained within the database of players that register at www.bingo.com.

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

Revenue Recognition

The Company generates the majority of its revenue from gaming revenue. Prior to the migration to the Unibet Partner Program, gaming revenues have been recognized on the basis of total dollars wagered, including bonus wagered, less all winnings payable to players.

Subsequent to the migration to the Unibet Partner Program, gaming revenues have been recognized on the basis of total dollars wagered, less commissions on all games, less bonus granted less all winnings payable to players.

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

SOURCES OF REVENUE AND REVENUE RECOGNITION

We generate our revenue from the following:

-   Marketing our website to drive players to our website which under the Unibet Partner Program provides Internet games for money. We recognize revenue on this basis based on the total dollars wagered, including bonus wagered, less commissions on all games less all winnings payable to players.

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

		Three Months Ended
	December 31, 2011	September 30 2011	June 30 2011	March 31 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Advertising revenue	$21,830	17,929	11,079	15,867
Gaming revenue	367,560	398,803	352,413	231,177
Total Revenue	389,390	416,732	363,492	247,044

Operating expenses and other (income) / expenses	357,711	401,575	354,947	987,749
Income (loss) before income taxes	31,679	15,157	8,545	(740,705)
Income tax expense (recovery)	1,041	(1)	25	2,627
Net income (loss)	$30,638	15,158	8,520	(743,332)
Basic and diluted net income (loss) per share	$0.00	0.00	0.00	(0.01)
Weighted average common shares, basic and diluted	63,877,703	63,877,703	63,877,703	63,877,703

		Three Months Ended
	December 31, 2010	September 30 2010	June 30 2010	March 31 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Advertising revenue	$17,756	14,764	20,504	45,523
Gaming revenue	93,128	82,745	333,115	1,209,269
Total Revenue	110,884	97,509	353,619	1,254,792

Cost of producing revenue	-	-	294,618	857,402
Operating expenses and other (income) / expenses	364,828	343,016	55,008	735,613
(Loss) income before income taxes	(253,944)	(245,507)	3,993	(338,223)
Income tax expense	(6,738)	-	(31,970)	(6,583)
Net loss	$(260,682)	(245,507)	(27,977)	(344,806)
Basic and diluted net loss per share	$(0.00)	(0.00)	(0.00)	(0.01)
Weighted average common shares, basic and diluted	63,877,703	58,861,310	52,108,472	42,756,814

Our financial statements and related schedules are described under "Item 8. Financial Statements".

RESULTS OF OPERATIONS

Years Ended December 31, 2011 and 2010

            Revenue

Total revenue decreased to $1,416,658 for the year ended December 31, 2011, a decrease of 22% over revenue of $1,816,804 for the same period in the prior year. Gaming revenue decreased to $1,349,953 for the year ended December 31, 2011, a decrease of 21% over gaming revenue of $1,718,257 for the same period in the prior year. This decrease compared to the prior year is due to a change in strategy and the resulting migration during the second quarter of fiscal 2010 of our players to the Unibet Partner Program. Advertising Revenue decreased to $66,705 for the year ended December 31, 2011, a decrease of 32% over revenue of $98,547 for the same period in the prior year. During the first quarter of fiscal 2010 the Company suspended sales of new advertising.

            Cost of producing revenue

We recorded cost of producing revenue of $nil during the year ended December 31, 2011, a decrease compared to costs of $1,152,020 for the same period in the prior year.

Prior to the migration of our players to the Unibet's Partner Program, the cost of revenue consisted of bonuses granted on deposits made by players, the cost of hosting the website, payment processing fees in relation to deposits from and withdrawals to our players, software license fees, gaming taxation and the domain name purchase payments. These costs of producing revenue, except for the domain name purchase payments which were acquired by the Company during the year ended December 31, 2010, have now been assumed by Unibet International Limited as part of the services provided by them in exchange for a commission on net revenue (i.e. wagers less winnings made by our players on our website www.bingo.com).

            Sales and marketing expenses

Sales and marketing expenses increased to $1,074,571 for the year ended December 31, 2011, an increase of 134% over sales and marketing expenses of $459,817 in the prior year. Selling and marketing expenses principally include Bingo.com marketing campaigns, affiliate commissions, search engine optimization, and other promotional expenses intended to increase our subscriber base and improve gaming revenue.  The increase in sales and marketing expenses for the year ended December 31, 2011, compared to fiscal 2010 is due to the increased marketing efforts in target jurisdictions. This is especially for television marketing campaigns and more focused search engine optimization campaigns.

We expect to continue to incur selling and marketing expenses to increase traffic and, consequently, gaming activity on www.bingo.com. There can be no assurances that these expenditures will result in increased traffic or significant additional revenue.

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our office, legal and professional fees, and other general corporate and office expenses. General and administrative expenses decreased to $257,275 for the year ended December 31, 2011, a 28% decrease over costs of $357,869 for the previous year. General and administrative expenses have decreased in comparison to the prior year due to the migration to the Unibet Partner Program whereby we have reduced many of our costs, especially the development of the bingo.com website. Previously, we have employed consultants to assist us with the design and development of the website and to improve the player experience. These functions are now performed by Unibet in exchange for a commission percentage. In addition, management has reduced overheads especially rental expenses.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants and benefits decreased to $733,581 during the year ended December 31, 2011, a decrease of 18% over costs of $891,396 for the previous year. The majority of the Company's salaries, wages, consultants and benefits are incurred in Canadian Dollars. Due to the migration to the Unibet Partner Program, we no longer required certain staff so we have reduced staff and paid out severance packages in the first quarters of fiscal 2011 and the first and second quarters of fiscal 2010.

Depreciation and amortization

Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years.  Depreciation decreased to $7,774 during the year ended December 31, 2011, a decrease of 78% over depreciation of $35,245 during the prior year. This decrease in depreciation and amortization is due to the sale of the subsidiary, Bingo.com Operations Limited during the quarter ended June 30, 2010 and the disposal of obsolete equipment during fiscal 2011 and 2010. We incurred a loss on disposal of equipment of $9,209 during the year ended December 31, 2011, compared to a loss on disposal of equipment of $32,833 in the prior year.

Stock based Compensation

During the year ended December 31, 2006, the Company adopted ASC 718, Compensation-Stock Compensation, which requires us to expense stock options granted. Stock based compensation decreased to $nil during the year ended December 31, 2011, a decrease over stock based compensation of $68,967 during the prior year. This decrease in stock based compensation during the year ended December 31, 2011, is due to a decrease in the issuance of new stock options to staff. There were no stock options granted during the year ended December 31, 2011.

Profit on sale of US Gaming players

Effective October 12, 2006, the Company, in response to the United States Unlawful Internet Gambling Enforcement Act, sold its United States players and related assets for $1,200,050, to an arms length third party payable by the purchaser at a variable rate over the subsequent months until fully paid. We recognize the profit from the sale of these assets as and when payment is received. During the year ended December 31, 2011, we collected $nil (2010 - $5,000) of the $1,200,050 due. During the year ended December 31, 2011, we were advised that the purchaser had ceased operations and is in the process of winding up the company. We expect that the "best case" for collection of the outstanding amount of $769,550 due under the purchase will be no more than $111,264. Given the circumstances of the winding up and the usual insolvency issues, there is no guarantee that even this sum will be collectible.

Other income and expenses

During the year ended December 31, 2011, we made foreign exchange losses of $10,959 compared to foreign exchange profits of $14,058 in the prior year. These losses are due to the exchange rate movements of the US Dollar compared to the Pound Sterling and the Canadian Dollar.

During the year ended December 31, 2011, we received interest income of $2,887, a decrease compared to interest income of $3,957 in the prior year. The interest income is received from bank term deposits from investing our cash. The decrease in interest income is due to the investment of the funds received from Unibet Group Plc. from the private placement in fiscal 2010 and the reduction in cash due to the expenditures during fiscal 2011, especially on marketing campaigns.

            Income taxes

The Company incurred income tax expense of $3,692 during the year ended December 31, 2011, in relation to profits earned in its subsidiaries in different jurisdictions, especially in Bingo.com Operations Limited, the Maltese subsidiary sold during fiscal 2010, compared to income tax expense of $45,291 in the prior year. During the year ended December 31, 2005, the Bingo.com, Inc. merged with its subsidiary Bingo.com, Ltd. in Anguilla, British West Indies. Anguilla is a zero tax jurisdiction and therefore accordingly, we have not booked an income tax benefit at December 31, 2011 and 2010.

            Net loss and loss per share

We ended the year ended December 31, 2011, with a net loss of ($689,016), a basic and diluted loss per share of ($0.01), compared to prior year's net loss and loss per share of ($878,972), and ($0.02), respectively. The decrease in net loss for the year ended December 31, 2011, compared to the prior year, is due to the reduction in expenses as a result of migrating to the Unibet's Partner platform during fiscal 2010.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $787,524 and positive working capital of $1,058,631 at December 31, 2011. This compares to cash of $1,396,384 and working capital of $1,723,394 at December 31, 2010. During the year ended December 30, 2010, Bingo.com, Ltd. completed a private placement offering with Unibet Group Plc. of 15,000,000 shares at $0.15 per share.  Total proceeds of the offering were $2,250,000. In addition, during the year ended December 30, 2010, Bingo.com, Ltd. purchased the remaining Domain Name payments for $900,000, with the issuance of 6,000,000 common shares of Bingo.com, Ltd., at a value of $0.15 per share.

During the year ended December 31, 2011, we used cash of $603,853 in operating activities compared to using cash of $1,652,795 in the prior year.

Net cash generated by financing activities was $nil in the year ended December 31, 2011, which compares to cash generated by financing activity of $2,250,000 in 2010. This decrease in cash generated by financing activity is due to the cash raised from the private placement with Unibet Group Plc. during the year ended December 31, 2010.

Cash of $5,007 was used in investing activities in fiscal 2011, compared to cash provided by investing activities of $241,928 in the prior year. This decrease in cash provided by investing activities is due to the sale of the two subsidiaries during the year ended December 31, 2010.

Our future capital requirements will depend on a number of factors, including costs associated with marketing of our Web portal, the success and acceptance of gaming operations and the possible acquisition of complementary businesses, products and technologies.

            Off Balance Sheet Arrangements

We did not have any Off Balance sheet arrangements for the year ended December 31, 2011 and 2010.

AUDIT COMMITTEE

Our audit committee consists of four directors and reports to the Board of Directors. The audit committee meets regularly throughout the year and met with the independent auditors on March 29, 2012, and approved the financials statements for the year ended December 31, 2011.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BINGO.COM, LTD. and subsidiaries

Consolidated Financial Statements

Years ended December 31, 2011 and 2010

DAVIDSON & COMPANY LLP                        Chartered Accountants                        A Partnership of Incorporated Professionals

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Bingo.com, Ltd. and subsidiaries

We have audited the accompanying consolidated balance sheets of Bingo.com, Ltd. and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2011 and 2010. The Company' s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company generated negative cash flows from operating activities during the past year. The Company has an accumulated deficit of $15,019,589 for the year ended December 31, 2011. This raises substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

" DAVIDSON & COMPANY LLP"

Vancouver, Canada	Chartered Accountants

March 29, 2012

NEXIA

INTERNATIONAL

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, B.C., Canada, V7Y 1G6

Telephone (604) 687-0947 Fax (604) 687-6172

BINGO.COM, LTD. and subsidiaries

Consolidated Balance Sheets

As at December 31,	2011	2010
Assets
Current assets:
Cash	$787,524	$1,396,384
Accounts receivable, less allowance for doubtful accounts $150,000 (2010 - $150,000) (Note 4 & 5)	148,119	57,890
Prepaid expenses	219,279	406,557
Total Current Assets	1,154,922	1,860,831

Equipment, net (Note 6)	14,827	26,803

Other assets	11,977	20,009

Domain name rights and intangible assets (Note 7)	2,157,241	2,157,241

Deferred tax asset, less valuation allowance of $141,699 (2010 - $139,463) (Note 10)	-	-

Total Assets	$3,338,967	$4,064,884

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$13,261	$12,158
Accrued liabilities	72,349	120,713
Accounts payable and accrued liabilities - related party (Note 11)	10,681	4,566
Total Current Liabilities	96,291	137,437

Commitments (Note 9)

Stockholders' equity (Note 8):
Common stock, no par value, unlimited shares authorized, 63,877,703 shares issued and outstanding (December 31, 2010 - 63,877,703)	18,237,685	18,233,440
Accumulated deficit	(15,019,589)	(14,330,573)
Accumulated other comprehensive income: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	3,242,676	3,927,447

Total Liabilities and Stockholders' Equity	$3,338,967	$4,064,884

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and subsidiaries

Consolidated Statements of Operations

Years ended December 31,	2011	2010

Advertising revenue	$66,705	$98,547
Gaming revenue	1,349,953	1,718,257
Total revenue	1,416,658	1,816,804

Operating expenses:
Cost of producing revenue	-	1,152,020
Depreciation and amortization	7,774	35,245
Directors fees	11,500	7,500
General and administrative	257,275	357,869
Bad debt expense	-	38,736
Loss on disposal of equipment	9,209	32,833
Salaries, wages, consultants and benefits	733,581	891,396
Selling and marketing	1,074,571	459,817
Stock-based compensation	-	68,967
Total operating expenses	2,093,910	3,044,383

Loss before other income (expense) and income taxes	(677,252)	(1,227,579)

Other income (expense):
Foreign exchange (loss) gain	(10,959)	14,058
Interest and other income	2,887	3,957
Reversal of progressive jackpots provision	-	193,051
Profit on the sale of subsidiaries (Note 3)	-	177,832
Profit from sale of US players and related assets (Note 4)	-	5,000

Loss before income taxes	(685,324)	(833,681)

Income tax expense	(3,692)	(45,291)

Net loss	$(689,016)	$(878,972)

Net loss per common share, basic (Note 2)	$(0.01)	$(0.02)
Net loss per common share, diluted (Note 2)	$(0.01)	$(0.02)

Weighted average common shares outstanding, basic (Note 2)	63,877,703	54,716,388
Weighted average common shares outstanding, diluted (Note 2)	63,877,703	54,716,388

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and subsidiaries

Consolidated Statements of Stockholders' Equity

Years ended December 31, 2011 and 2010

	Common stock				Accumulated Other Comprehensive loss
	Shares	Amount	Subscription received in advance	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2009	41,517,703	$14,799,154	$204,000	$(13,451,601)	$ 24,580	$1,576,133

Private placement	1,360,000	204,000	(204,000)	-	-	-

Private placement	15,000,000	2,250,000	-	-	-	2,250,000

Shares issued for the 4% Domain Name	6,000,000	900,000				900,000

Stock-based compensation	-	68,967	-	-	-	68,967

Issuance of consultant stock Options	-	11,319	-	-	-	11,319

Net loss	-	-	-	(878,972)	-	(878,972)
Balance, December 31, 2010	63,877,703	18,233,440	-	(14,330,573)	24,580	3,927,447

Issuance of consultant stock Options	-	4,245	-	-	-	4,245

Net loss	-	-	-	(689,016)	-	(689,016)
Balance, December 31, 2011	63,877,703	$18,237,685	$ -	$(15,019,589)	$ 24,580	$3,242,676

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31,	2011	2010
Cash flows from operating activities:
Net loss	$(689,016)	$(878,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,774	35,245
Bad debt expense	-	38,736
Loss on disposal of equipment	9,209	32,833
Stock-based compensation	-	68,967
Issuance of consultant stock options	4,245	11,319
Profit from the sale of US players and related assets	-	(5,000)
Reversal of progressive jackpots provision	-	(193,051)
Profit on the sale of subsidiary	-	(177,832)
Changes in operating assets and liabilities:
Accounts receivable	(90,229)	(75,308)
Prepaid expenses	187,278	(371,647)
Other assets	8,032	24,321
Accounts payable and accrued liabilities	(41,146)	(70,115)
Provision for progressive jackpots	-	5,522
Players float	-	(97,813)
Net cash used in operating activities	(603,853)	(1,652,795)

Cash flows from investing activities:
Acquisition of equipment	(5,007)	(5,068)
Proceeds from sale of US players and related assets	-	5,000
Proceeds on disposal of equipment	-	5,952
Proceeds on the sale of subsidiary, net of cash sold	-	236,044
Net cash (used in) provided by investing activities	(5,007)	241,928

Cash flows from financing activities:
Private placement	-	2,250,000
Net cash provided by financing activities	-	2,250,000

Change in cash	(608,860)	839,133

Cash, beginning of year	1,396,384	557,251
Cash, end of year	$787,524	$1,396,384

Supplementary information:
Interest paid	$-	$-
Income taxes paid	$5,380	$13,579

Non-cash financing activity	$-	$-
Non-cash investing activity	$-	$-

Shares issued in acquiring domain name rights (Note 7)	$-	$900,000

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

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

During the year ended December 31, 2010, we migrated to the Unibet Partner Program and changed from providing and operating games to focusing on marketing and driving players to our website www.bingo.com. Our players will continue to play games on our website www.bingo.com but now these games are offered by Unibet.

Continuing operations

These consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses from operations for the year ended December 31, 2011 and 2010, and has an accumulated deficit of $15,019,589 as at December 31, 2011.

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

Years ended December 31, 2011 and 2010

1.    Introduction: (Continued)

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

2.         Summary of significant accounting policies:

(a)     Basis of presentation:

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") applicable to annual financial information and with the rules and regulations of the United States Securities and Exchange Commission.  The financial statements include the accounts of the Company's wholly-owned subsidiaries, English Bay Office Management Limited (registered in British Columbia, Canada), Bingo.com N.V. (registered in Curacao, Netherlands Antilles), Coral Reef Marketing Inc. (registered in Anguilla), Bingo.com (Antigua) Inc., Bingo.com (Wyoming) Inc., Bingo Acquisition Corp, the 99% owned subsidiaries, Bingo.com (UK) plc. (registered in the United Kingdom), Bingo.com Services Limited (registered in the United Kingdom) and Bingo.com Operations Limited (registered in Malta). On April 30, 2010, Bingo.com Services Limited (registered in the United Kingdom) and Bingo.com Operations Limited were sold and their accounts are included up to the date of sale of these subsidiaries (Note 3). All inter-company balances and transactions have been eliminated in the consolidated financial statements.

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

Significant areas requiring the use of estimates include the valuation of long-lived assets, the valuation of shares issued for the purchase of the remaining Domain Name Purchase payments, the collectibility of accounts receivable and the valuation of deferred tax assets.  Actual results may differ significantly from these estimates.

(c)   Revenue recognition:

Prior to the migration to the Unibet Partner Program, gaming revenues have been recognized on the basis of total dollars wagered, including bonus wagered, less all winnings payable to players.

Subsequent to the migration to the Unibet Partner Program, gaming revenues have been recognized on the basis of total dollars wagered, less commissions on all games, less bonus granted less all winnings payable to players.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

2.         Summary of significant accounting policies: (Continued)

(c)   Revenue recognition: (Continued)

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

(e)  Cash and cash equivalents

Cash and cash equivalents include cash on hand and, on occasion, short term investments. The Company considers all highly liquid instruments purchased with a remaining maturity of less than three months at the time of purchase as cash equivalents. As at December 31, 2011 and 2010, the Company had no cash equivalents.

(f)  Accounts receivable:

Trade and other accounts receivable are reported at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable includes receivables from payment processors and trade receivables from customers. The Company estimates doubtful accounts on an item-by-item basis and includes over-aged accounts as part of allowance for doubtful accounts, which are generally ones that are ninety-days overdue.  Bad debt expense, for the year ended December 31, 2011, was $nil (2010 - $38,736). A provision for doubtful accounts in relation to the sale of US players and accounts receivable (Note 4 and Note 5) of $150,000 (2010 - $150,000) has been allowed for in these financial statements.

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

                  Equipment and computers                      3 years

                  Furniture and fixtures                             5 years

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

2.         Summary of significant accounting policies: (Continued)

(g)  Equipment: (Continued)

Expenditures for maintenance and repairs are charged to expenses as incurred. Major improvements are capitalized. Gains and losses on disposition of equipment are included in income or expenses as realized.

     (h) Advertising:

The Company expenses the cost of advertising in the period in which the advertising space or airtime is used. Advertising costs charged to selling and marketing expenses in 2011 totaled $992,616 (2010 - $183,982).

     (i)  Stock-based compensation:

The Company recognizes all stock-based compensation as an expense in the financial statements and that such cost be measured at the fair value of the award.

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2011	2010
Expected dividend yield	-	-
Expected stock price volatility	-	25 - 81%
Weighted average volatility	-	59%
Risk-free interest rate	-	1.27 - 4.93%
Expected life of options	-	2.5 - 5 years
Forfeiture rate	-	7%

(j)   Impairment of long-lived assets and long-lived assets to be disposed of:

The Company accounts for long-lived assets in accordance with the provisions of ASC 360, Property, Plant and Equipment and ASC 350, Intangibles-Goodwill and Others. During the years presented, the only long-lived assets reported on the Company's consolidated balance sheet are equipment, other assets, and domain name rights.  These provisions require that long-lived assets and certain identifiable recorded intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.

If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

2.         Summary of significant accounting policies: (Continued)

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

(l)   Net (loss) income per share:

ASC 260, "Earnings Per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if outstanding options or warrants were exercised and converted into common stock. In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period.

Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. A total of 2,345,000 (2010 - 2,589,692) stock options were excluded as at December 31, 2011.

The earnings per share data for the year ended December 31, 2011 and 2010 are summarized as follows:

	2011	2010
Net loss for the year - as reported	$(689,016)	$(878,972)

Basic earnings per share weighted average number of common shares outstanding	63,877,703	54,716,388
Effect of dilutive securities
Stock Options	-	-

Diluted earnings per share weighted average number of common shares outstanding	63,877,703	54,716,388

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

2.         Summary of significant accounting policies: (Continued)

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

In April 2010, the FASB issued ASU 2010-13, Compensation - Stock Compensation (Topic 718), amending ASC 718. ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which the entity's equity securities trade should not be classified as a liability if it otherwise qualifies as equity.  ASU 2010-13 also improves GAAP by improving consistency in financial reporting by eliminating diversity in practice.  ASU 2010-13 is effective for interim and annual reporting periods beginning after December 15, 2010 (January 1, 2011 for the Company).  The implementation of this guidance did not have an impact on the Company's financial position or results of operations.

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

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

2.         Summary of significant accounting policies: (Continued)

    (n)  New accounting pronouncements and changes in accounting policies: (Continued)

The guidance will become effective for the first annual period beginning after December 15, 2010 and the interim periods within that first annual period.  The Company has early adopted this standard and it has the effect of recognizing the gain from the reversal of progressive jackpots provisions of $177,832 for the year ended December 31, 2010.

In December 2010, the FASB issued ASU No. 2010-28 - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  This update provides amendments to Accounting Standards Codification ("ASC") Topic 350 - Intangibles, Goodwill and Other that requires an entity to perform Step 2 impairment test even if a reporting unit has zero or negative carrying amount.  The first step is to identify potential impairments by comparing the estimated fair value of a reporting unit to its carrying value, including goodwill. If the carrying value of a reporting unit exceeds the estimated fair value, a second step is performed to measure the amount of impairment, if any. The second step is to determine the implied fair value of the reporting unit's goodwill, measured in the same manner as goodwill is recognized in a business combination, and compare that amount with the carrying amount of the goodwill. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  ASU No. 2010-28 is effective beginning January 1, 2011. As a result of this standard, goodwill impairments may be reported sooner than under current practice.  The implementation of this guidance did not have an impact on the Company's financial position or results of operations.

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

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

2.         Summary of significant accounting policies: (Continued)

    (n)  New accounting pronouncements and changes in accounting policies: (Continued)

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

In September 2011, the FASB issued ASU No. 2011-08 "Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment," which amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is the case, a more detailed two-step goodwill impairment test will need to be performed which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of ASU 2011-08 to have a material impact on the Company's financial statements.

In December 2011, the FASB issued ASU 2011-11, "Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities".   The guidance in this update requires the Company to disclose both gross information and net information about both financial instruments and transactions eligible for offset in the statement of financial position ("Balance Sheet") and transactions subject to an agreement similar to a master netting arrangement. The amendment is designed to enhance disclosures about the financial instruments and derivatives, which will allow the users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position. The scope includes derivatives, repurchase agreements and security borrowings. The pronouncement is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented.  The Company's adoption of the new standard is not expected to have a material effect on the Company's consolidated financial position or results of operations.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

2.         Summary of significant accounting policies: (Continued)

    (n)  New accounting pronouncements and changes in accounting policies: (Continued)

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income.  This Update defers changes in Update 2011-05 that relate to how, when, and where reclassification adjustments are presented. The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and the other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU No. 2011-12 is not expected to impact the presentation of our results of operations

(o)  Financial instruments:

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

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

3.    Sale of subsidiaries:

Effective April 30, 2010, the Company sold Bingo.com Services Limited and Bingo.com Operations Limited in an arms length transaction for $250,000 to Emporium Romanum Ltd. a private Maltese company. Due to the migrating onto the Unibet's Partner Program and the Company's transition from providing active gaming operations to that of a marketing-focused entity, these subsidiaries and the assets contained therein no longer served a useful purpose to the Company.

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

4.   Sale of US players and related assets:

Effective October 12, 2006, the Company, in response to the United States Unlawful Internet Gambling Enforcement Act, sold its United States players and related assets for $1,200,050, payable by the arms-length purchaser at a variable rate over the subsequent months. There is no set period for repayment and it is interest free. The Company has fully provided for the outstanding amount due.  The Company will recognize the profit from the sale of these assets as and when payment is received. During the year ended December 31, 2011, the Company

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

4.   Sale of US players and related assets: (Continued)

collected $nil (2010 - $5,000) in payment for these assets. During the year ended December 31, 2010, the Company was advised that the purchaser had ceased operations and is in the process of winding up the company. Therefore the Company has determined that $658,286 will never be recovered.

Amount
Balance remaining December 31, 2009	774,550

Payments received	(5,000)

Amount deemed irrecoverable and removed from accounts receivable	(658,286)

Balance remaining December 31, 2010	$111,264

Payments received	-

Balance remaining December 31, 2011	$111,264

The amount has been fully provided for as part of allowance for doubtful accounts.

5.    Accounts Receivable:

The accounts receivable as at December 31, 2011, is summarized as follows:

	2011	2010
Accounts receivable	$298,119	$207,890

Provision for doubtful accounts	(38,736)	(38,736)

Provision for the sale of US Player (Note 4)	(111,264)	(111,264)

Net accounts receivable	$148,119	$57,890

6.   Equipment:

2011	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$97,987	$84,957	$13,030
Furniture and fixtures	7,088	5,291	1,797
	$105,075	$90,248	$14,827

2010	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$116,976	$94,658	$22,318
Furniture and fixtures	13,858	9,373	4,485
Leasehold improvements	12,546	12,546	-
	$143,380	$116,577	$26,803

Depreciation expense was $7,774 (2010 - $35,245) for the year ended December 31, 2011.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

7.  Domain name rights and intangible asset:

The rights to use the domain name bingo.com were acquired in January of 1999 for a cash payment of $200,000 and the issuance of 500,000 shares of common stock of the Company at a value of $2.00 per share. The agreement was signed with Bingo, Inc., an unrelated party at the date of signing of the agreement. Under the terms of the agreement, the Company is required to make quarterly domain name purchase payments to the vendor based on 4% of annual gross revenue (as defined in the agreement), with total minimum payments of $1,100,000 in the first three years, including the initial cash payment, required over the 99 year period ending December 31, 2098. These minimum payment commitments were completed on June 30, 2002. During the year ended December 31, 2002, the agreement was amended so that the remaining domain name purchase payments to the vendor are made monthly, based on 4% of the preceding month's gross revenue. During the year ended December 31, 2010, the Company purchased the remaining Domain Name payments for $900,000, with the issuance of 6,000,000 common shares of the Company, at a value of $0.15 per share. During the year ended December 31, 2011, expense payments of $nil (2010 - $66,920) were paid in accordance with the amended agreement.

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

8.   Stockholders' equity:

The holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company's ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.  The Company's common stock has no par value per common stock.

(a)  Common stock issuances:

There were no stock issuances during the year ended December 31, 2011.

During the year ended December 31, 2010, the Company purchased the remaining domain name payments for 6,000,000 common shares at a value of $0.15 per share for a total value of $900,000.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

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

As at December 31, 2011, there were a total of nil stock options (2010 - nil) outstanding. During the year ended December 31, 2011, there were nil options exercised (2010 - nil) and nil options expired unexercised (2010 - nil).

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

As at December 31, 2011, there were a total of 3,224,700 stock options (2010 - 3,224,700 stock options) issued, of which 1,934,700 (2010 - 1,934,700) had been exercised as at December 31, 2011. During the year ended December 31, 2011, nil options were exercised (2010 - nil) and nil (2010 - 545,000) stock options expired unexercised. Therefore as at December 31, 2011, there were 1,290,000 (2010 - 1,290,000) stock options outstanding at exercise prices ranging from $0.17 to $0.33 per share.

Subsequent to the year ended December 31, 2011, the expiry date on 75,000 options with an expiry date of February 28, 2012 and an exercise price of $0.27 per share, was extended for 2 years and the expiry date on 175,000 options with an expiry date of March 5, 2012, and an exercise prices of $0.33 per share, was extended for 1 year.

During the year ended December 31, 2010, the outstanding option agreements were amended to make all unvested options to vest immediately.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

8.   Stockholders' equity: (Continued)

 (b) Stock option plans: (Continued)

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

As at December 31, 2011, there were a total of 1,055,000 (2010 - 1,299,692) stock options outstanding at exercise prices ranging between $0.15 and $0.33 per share. During the year ended December 31, 2011, 244,692 (2010 - 1,203,750) stock options expired unexercised.

Subsequent to the year ended December 31, 2011, 50,000 options expired unexercised, the expiry date on 285,000 options with an expiry date of February 28, 2012 and an exercise price of $0.27 per share, was extended for a further 2 years and the expiry date on 100,000 options with an expiry date of March 5, 2012 and an exercise price of $0.33 per share, was extended for a further 1 year.

During the year ended December 31, 2010, the outstanding option agreements were amended to make all unvested options to vest immediately.

A summary of stock option activity for the stock option plans for the years ended December 31, 2011 and 2010 are as follows:

	Number of shares	Weighted average exercise price
Outstanding, December 31, 2009	3,718,442	$0.38

Granted	620,000	0.15
Exercised	-	-
Expired	(1,748,750)	0.43

Outstanding, December 31, 2010	2,589,692	$0.29

Granted	-	-
Exercised	-	-
Expired	(244,692)	0.91

Outstanding, December 31, 2011	2,345,000	$0.23

The aggregate intrinsic value for options as of December 31, 2011 was $636,850 (2010 - $nil) with a closing price of $0.50 per share.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

8.   Stockholders' equity: (Continued)

 (b) Stock option plans: (Continued)

The following table summarizes information concerning outstanding and exercisable stock options at December 31, 2011:

Range of exercise prices per share	Number outstanding	Number exercisable	Expiry date
$ 0.27	410,000	410,000	February 28, 2012 (1)
0.33	275,000	275,000	March 5, 2012 (2)
0.31	460,000	460,000	May 28, 2013
0.17	580,000	580,000	June 19, 2014
0.15	620,000	620,000	September 30, 2015
	2,345,000	2,345,000

(1)  Subsequent to the year end December 31, 2011, 360,000 of these options were extended until February 28, 2014.

(2)  Subsequent to the year end December 31, 2011, these options were extended until March 5, 2013.

During the year ended December 31, 2011, the Company recorded stock-based compensation expense of $nil (2010 - $68,967) relating to the issuance of common stock purchase options to certain employees, officers, and directors of the Company in accordance with ASC 718, Compensation - Stock Compensation.

9.   Commitments:

The Company leases office facilities in Vancouver, British Columbia, Canada, The Valley, Anguilla, British West Indies and London, United Kingdom. These office facilities are leased under operating lease agreements. The Canadian operating lease expires on April 30, 2014. The Anguillan operating lease expired on April 1, 2011 but unless 3 month's notice is given it automatically renews for a future 3 months until notice is given. The United Kingdom lease is leased from Bingo, Inc. This lease is for 30 days and is automatically renewed with a 30 day notice period.

Minimum lease payments under these operating leases are approximately as follows:

2012	$22,788
2013	18,174
2014	6,058

The Company paid rent expense totaling $111,829 for the year ended December 31, 2011 (2010 - $128,056).

The Company has a management consulting agreement with T.M. Williams (Row), Inc., an Anguilla incorporated company, and Mr. Williams dated August 20, 2001, (the "Williams Agreement"), amended February 28, 2002, in connection with the provision of services to the Company by Mr. Williams.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

9.   Commitments: (Continued)

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

10. Income taxes:

The Company is domiciled in the tax-free jurisdiction of Anguilla, British West Indies. The computed benefit / expense differed from the amounts computed by applying the United States of America federal income tax rate of 34 percent and various other rates for other jurisdictions to the pretax income / losses from operations as a result of the following:

	2011	2010
Computed "expected" tax benefit	$233,010	$283,452
Reduction in income taxes resulting from income taxes in other tax jurisdictions	(235,986)	(290,478)
Other	(246)	(74)
Expiration of tax asset	-	(22,342)
Change in taxation rates in other jurisdictions	(184)	36,335
Change in exchange rates	(2,522)	(20,831)
Change in valuation allowance	2,236	8,560
Taxation on disposed subsidiary	-	(39,913)
	$(3,692)	$(45,291)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 are presented below:

	2011	2010
Deferred tax assets:
Net operating loss carry forwards	$141,699	$139,463

Valuation Allowance	(141,699)	(139,463)
	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2011 and 2010, was $141,699 and $139,463, respectively.  The net change in the total valuation allowance for the years ended December 31, 2011 and 2010, was an increase of $2,236 and a decrease $8,560 respectively.

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

During the year ended December 31, 2011, $nil (2010 - $78,392) of these net operating loss carryforwards expired in Canada.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

11. Related party transactions:

The Company has a liability for $3,900 (2010 - $3,860) to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by a current director and officer of the Company.

The Company has a liability of $nil (2010 - $113), to a director and officer of the Company for payment of services rendered and expenses incurred by the director and officer of the Company.

Payments made to Bingo, Inc. in relation to the domain name purchase payment totaled $nil during the year ended December 31, 2011 (2010 - $66,920). As at December 31, 2011, the Company has a liability of $nil (2010 - $nil) to Bingo, Inc. During the year ended December 31, 2010, the Company acquired the remaining Domain Name Purchase payments for 6,000,000 common shares at a value of $0.15 per share for a total value of $900,000.

The Company has a liability of $4,002 (December 31, 2010 - $500), to independent directors of the Company for payment of services rendered.

The Company has a liability of $2,780 (December 31, 2010 - $93), to an officer of the Company for payment of services rendered and expenses incurred by the officer of the Company.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

12. Segmented information:

The Company operates in one reportable business segment, the business of marketing games and entertainment based on the game of bingo through its Internet portal, bingo.com, supported mainly by the revenue generated from the deposits received for the games for money and selling advertising on the website.  The revenue for the year ended December 31, 2011 and 2010, has been derived primarily from the revenue generated from the deposits received for the games for money.

The Company had the following revenue by geographical region.

	2011	2010
Gaming revenue
Western Europe	$237,297	$1,456,239
Central, Eastern and Southern Europe	29,575	57,413
Nordics	1,064,049	159,395
Other	19,032	45,210
Total gaming revenue	$1,349,953	$1,718,257

Advertising revenue
Nordics	$9,931	$1,866
Other	56,774	96,681
Total advertising revenue	$66,705	$98,547

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

12. Segmented information: (Continued)

Total revenue
Western Europe	$237,297	$1,456,239
Central, Eastern and Southern Europe	29,575	57,413
Nordics	1,073,980	161,261
Other	75,806	141,891
Total revenue	$1,416,658	$1,816,804

            Equipment

The Company's equipment is located as follows:

Net Book Value	2011	2010

Anguilla	$1,308	$1,963
Canada	8,374	17,012
United Kingdom	1,696	2,544
United States of America	3,449	5,284
	$14,827	$26,803

13. Concentrations:

      Major customers

For the year ended December 31, 2011, there was no single player on the gaming site who had wagered more than 10% of the total gaming revenue. The Company is reliant on Unibet to provide contracted services pursuant to its Partner Program. These services include the supply and operation of the games (i.e. Bingo and Slots); the development and maintenance of the website, customer support to our players playing on our website www.bingo.com, processing all deposits and collection of those funds and processing all withdrawal requests. The Company has a receivable from Unibet of $133,363 as at December 31, 2011 (December 31, 2010 - $34,857).

During the year ended December 31, 2011 and 2010, the Company offered limited advertising. Therefore there were no advertising sales representing more than 10% of the total sales.

14. Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions.  At December 31, 2011, the Company had total cash balances of $787,524 (2010 - $1,396,384) at financial institutions, where $436,719 (2010 - $771,396) is in excess of federally insured limit.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

14. Concentrations of credit risk: (Continued)

The Company has concentrations of credit risk with respect to accounts receivable, the majority of its accounts receivable are concentrated geographically in the United Kingdom amongst a small number of customers.

As of December 31, 2011, the Company had one customer, totaling $133,363 who accounted for greater than 10% of the total accounts receivable.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 1, 2010 (the "Dismissal Date"), we dismissed Dohan and Company, CPA's, as our independent certifying accountant. Our Board of Directors approved of the dismissal on November 16, 2009. There were no disputes or disagreements between Dohan and Company, CPA's and the Company during the previous two fiscal years. Except for the provision of a "Going Concern" opinion, the reports of Dohan and Company, CPA's on our financial statements for the years ended December 31, 2008 and 2007 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

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

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of December 31, 2011, the Company's internal control over financial reporting is effective based on those criteria.

(c)        Changes in internal controls.

There were no significant changes in our internal controls or other factors that could significantly affect our internal controls during the year ended December 31, 2011, and to the date of filing this annual report.

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers as of the date of this Report are as follows:

Name	Age	Position	Audit Committee	Governance Committee	Compensation Committee
T. M. Williams	71	Executive Chairman	X		X
J. M. Williams	36	Chief Executive Officer	X	X
C. M. Devereux	48	Director		X*	X
G. Whitton	75	Non Executive Director	X*	X
F. Curtis	47	Non Executive Director	X		X*
E. Ljungerud	38	Non Executive Director
H. W. Bromley	42	Chief Financial Officer

X* - Chairman of Committee

T. M. Williams served as our President and Chief Executive Officer and Chairman from August 20, 2001 until June 16, 2011. Since June 16, 2011, Mr. Williams has served as the Executive Chairman.  Since 1984, Mr. Williams has served as a principal of T.M. Williams (ROW), Inc., a private consulting firm, and from 1993 until 2008, was Adjunct Professor, Faculty of Commerce and Business Administration at the University of British Columbia.  From 1988 to 1991, he was President and Chief Executive Officer of Distinctive Software, Inc. in Vancouver, BC, and, upon the acquisition of that company by Electronic Arts Inc., North America's largest developer of entertainment software, he became President and Chief Executive Officer of Electronic Arts (Canada) Inc., where he continued until 1993. Mr. Williams is a director of YM Biosciences, Inc. (a biotechnology company), and several other private corporations.

Mr. J. M. Williams served as Vice President, Business development and Marketing Director for the Company from September 2001 until June 16, 2011. Since June 16, 2011, Mr. Williams has served as the Chief Executive Officer. From January 2000 to September 2001, he was a Business Development representative at Blue Zone Inc. (a technology company). From September 1998 to May 1999 he was a Business Analyst with RBC Dominion Securities. Mr. J. M. Williams has a bachelor of Commerce degree from the University of Victoria and is currently completing an MBA degree from the University of Warwick. Mr. J. M. Williams is the son of Mr. T. M. Williams the Company's Executive Chairman.

Mr. C. M. Devereux served as Vice-President, Corporate Affairs for the Company from September 2001 until March 31, 2011. Since March 31, 2011, Mr. Devereux has continued in his role as a director on the board of directors. Mr. Devereux is currently the Chief Executive Officer of Greenscape Capital Inc., a publicly listed company specializing in providing strategic capital and business advisory services to companies in the environmental space. From May 2000 to September 2001, he was Vice-President, Corporate Affairs at Blue Zone Inc. (a technology company). From 1996 to 2000, he was President of Mill Reef Holdings, a consultancy company. From 1992 to 1997, he practiced corporate / commercial law in private practice. Mr. Devereux has a law degree from Osgoode Hall, Toronto, Canada.

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

Ms F. Curtis has served as Compliance Officer and General Corporate Secretary for Counsel Limited, an Anguillian financial services corporation, since 2006.  Ms. Curtis has been working in the financial services industry since 1990.  She started at the brokerage firm, Burns Fry, in Toronto (now Nesbitt Burns, Bank of Montreal). She completed her Canadian Securities Course and became a licensed Securities Broker in 1992. She was educated in England, and attended the University of Toronto, Canada for her undergraduate degree. Ms. Curtis's MBA in Finance & International Affairs was granted by the Rotman School of Business, University of Toronto.

Ms. E. Ljungerud has served as Head of Maria Bingo within the Unibet Group and is responsible for white labels as well as Unibet's own bingo and casino sites, since May 2010. She has over ten years of experience from the media industry working as Marketing Director as well as Executive Vice President for Swedish companies, focusing mainly on print and online media. She has worked in the gaming industry since 2007 and has international experience from several different gaming brands. Ms E. Ljungerud holds a degree in Economics from Lund University, Sweden.

Mr. H. W. Bromley, has served as our Chief Financial Officer since July 2002. From 2000 to 2001, Mr. Bromley was a Director and the Group Financial Officer for Agroceres & Co. Ltd. From 1995 - 1999, he was an employee of Ernst & Young working in South Africa and in the United States of America. Mr. Bromley has in addition worked for CitiBank, Unilever PLC and Gerrard. Mr. Bromley is also the Chief Financial Officer for CellStop Systems, Inc. (a security manufacturing company) and Roadhouse Interactive Limited (an online games development company). Mr. Bromley is a Chartered Accountant.

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

BOARD OF DIRECTORS MEETINGS

Our Board of Directors met, in person or by phone, five times during the last fiscal year and it regularly approves all material actions required by consent resolutions.

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

DIRECTOR COMPENSATION

The Non Executive Directors receive a cash compensation for their services as members of the Board of Directors based on a compensation per meeting. During the year ended December 31, 2011, the Non Executive Directors received compensation of $11,500 (Fiscal 2010 - $7,500). The Executive directors currently do not receive cash compensation for their services as members of the Board of Directors. In addition, both the Non Executive and the Executive Directors are reimbursed for expenses in connection with attendance at Board of Directors meetings and specific business meetings.  Directors are eligible to participate in our stock option plans. Option grants to directors are at the discretion of the Board of Directors acting upon the recommendation of the Compensation committee.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table describes the compensation we paid to our Chief Executive Officer and directors (the "Named Executive Officer").

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-term Compensation
Name and Principal Position	Year	Fees	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options /	All Other Compensation
		$	$	$	$	SARs (#)	$
T.M. Williams -	2011	140,000	-	-	-	-	-
Executive	2010	58,333	-	-	-	100,000	-
Chairman (1) (2)	2009	-	-	-	-	100,000	-
J. M. Williams	2011	144,898	-	-	-	-
CEO (3)	2010	157,413	-	-	-	100,000
	2009	122,622	-	-	-	100,000
C. M. Devereux	2011	41,997	-	-	-	-	100,260
(4)	2010	157,416	-	-	-	100,000	-
	2009	122,622	-	-	-	100,000	-
H. W. Bromley	2011	109,455	-	-	-	-	100,260
(5)	2010	165,655	-	-	-	100,000	-
	2009	122,622	-	-	-	100,000	-

(1) All of the compensation paid to the Named Executive Officer is paid to T.M. Williams (Row), Ltd. for the services of Mr. T. M. Williams.  See additional discussion in Employment Arrangements section of Item 11 of this report.

(2)  During fiscal 2011, Mr. T. M. Williams resigned as Chief Executive Officer but continued to be the Executive Chairman

(3)  During fiscal 2011, Mr. J. M. Williams was elected as the Chief Executive Officer.

(4)  During fiscal 2011, Mr. C. M. Devereux ceased to be a Named Executive Officer was paid a severance pay.

(5)  During fiscal 2011, Mr. H. W. Bromley ceased to be full time Chief Financial Officer. He was paid a severance pay but will continue as the Chief Financial Officer in a consulting role.

OPTION GRANTS IN THE LAST FISCAL YEAR

During the fiscal year ended December 31, 2011, no stock options were granted. During the year ended December 31, 2011, no stock options were exercised by our executive officers and 75,000 stock options held by our executive officers expired unexercised.

STOCK OPTION PLANS

Our 1999 Stock Option Plan has a total of 1,895,000 shares of our common stock reserved for issuance upon exercises of options under the plan. As at December 31, 2011, there were nil options outstanding. Options to purchase 1,637,000 shares remained available for future grant under the 1999 Stock Option Plan.

Our 2001 Stock Option Plan has a total of 5,424,726 shares of our common stock reserved for issuance upon exercises of options under the plan. As at December 31, 2011, there were a total of 3,224,700 stock options with exercise prices ranging from $0.10 to $0.33 per share issued, of which 1,934,700 options have been exercised in total as at December 31, 2011. As at December 31, 2011, there were a total 1,290,000 options outstanding at exercise prices ranging from $0.17 to $0.33 per share. Options to purchase 2,200,026 shares remained available for future grant under the 2001 Stock Option Plan as at December 31, 2011.

During the year ended December 31, 2005, the Company's Board of Directors adopted the 2005 stock option plan. The plan was approved by the shareholders at the Annual general meeting held during the year ended December 31, 2005. The Company has reserved a total of 2,000,000 common shares for issuance under the 2005 stock option plan. As at December 31, 2011, there were a total of 1,061,250 stock options with exercise prices ranging from $0.15 to $0.60 per share issued, of which 6,250 options have been exercised in total as at December 31, 2011. As at December 31, 2011, there were a total of 1,055,000 stock options outstanding at an exercise price ranging between $0.15 and $0.33 per share. Options to purchase 938,750 shares remained available for future grant under the 2005 Stock Option Plan as at December 31, 2011.

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

EMPLOYMENT ARRANGEMENTS

We entered into a management consulting agreement with T.M. Williams (Row), Inc., an Anguilla incorporated company and Mr. Williams dated August 20, 2001, (the "Williams Agreement"), amended February 28, 2002, in connection with the provision of services by Mr. Williams as President and Chief Executive Officer of the Company. During the year ended December 31, 2010, the agreement was amended to include a consultancy payment of US$11,666 per month payable in arrears for providing Mr. Williams services as Executive Chairman.

The term of the amended Williams Agreement is for a period of one year, unless terminated sooner by any of the parties under the terms and conditions contained in the amended Williams Agreement. If the amended Williams Agreement is not terminated by any of the parties, the term may be renewed for a further one year period at the option of T.M. Williams (Row), Ltd., on substantially the same terms and conditions, by giving three months notice in writing to the Company. The agreement was renewed for a further one year period on August 1, 2011. This contract is for the provision of services by Mr. Williams as Executive Chairman

During the year ended December 31, 2011, we entered into a management consulting agreement with Mr. H. W. Bromley for his services as the Chief Financial Officer.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of March 29, 2012, by:

-     each person known by us to beneficially own 5% or more of our outstanding common stock;

-     each of our directors;

-     each of the Named Executive Officers; and

-     all of our directors and Named Executive Officers as a group.

In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or direct the disposition of such security. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or debentures held by that person that are currently exercisable or convertible or exercisable or convertible within 60 days of March 29, 2012, are deemed outstanding.

Percentage of beneficial ownership is based upon 63,877,703 shares of common stock outstanding at March 29, 2012. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
T. M. Williams South Hill Villa The Valley, TV1 02P Anguilla, B. W. I.	4,040,563	(1)	6%

J. M. Williams 203 Shakespeare Tower The Barbican London, EC2Y 8DR United Kingdom	683,200	(2)	1%

C. M. Devereux 10 - 3036 West 4th Avenue Vancouver, BC, V6K 1R4 Canada	579,500	(3)	1%

H. W. Bromley 3851 Edgemont Boulevard North Vancouver BC, V7R 2P9 Canada	800,000	(4)	1%

All directors and Named Executive Officers as a group (4 persons)	6,103,263		9%

Bingo, Inc. P.O. Box 727, Landsome Road The Valley, Anguilla, B.W.I.	18,896,831	(5)	29%

Unibet Group Plc. Fawwara Buildings Msira Road Gzira GZR1402 Malta	15,000,000	(6)	22.7%

Pendinas Ltd. Ballacarrick, Pooilvaaish Road Castletown, IM9 4PJ Isle of Man	7,675,999	(7)	12%

G. R. Williams Ballacarrick, Pooilvaaish Road Castletown, IM9 4PJ Isle of Man	4,287,000	(8)	6%

(1) Includes 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.33 per share, 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.31 per share, 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.17 per share and 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.15 per share,. Also includes 3,640,563 shares held directly by Mr. T. M. Williams. Mr. T. M.

Williams is the potential beneficiary of certain discretionary trusts that hold approximately 80% of the shares of a private holding company.  If 80% of the shares of common stock beneficially owned by the private holding company are included here, Mr. T. M. William's beneficial ownership increases by 15,117,465 shares, representing 28% of the Class.

(2) Includes 175,000 shares of common stock that may be issued upon the exercise of 175,000 stock purchase options with an exercise price of $0.27 per share, 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.31 per share 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.17 per share and 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.15 per share.  Also includes 208,200 shares held directly by Mr. J. M. Williams. Mr. J. M. Williams is the potential beneficiary of certain discretionary trusts that hold approximately 80% of the shares of a private holding company.  If 80% of the shares of common stock beneficially owned by the private holding company are included here, Mr. J. M. William's beneficial ownership increases by 15,117,465 shares, representing 24% of the Class.

(3)  Includes 175,000 shares of common stock that may be issued upon the exercise of 175,000 stock purchase options with an exercise price of $0.27 per share, 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.31 per share, 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.17 per share and 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.15 per share.  Also includes 104,500 shares held directly by Mr. C. M. Devereux.

(4) Includes 175,000 shares of common stock that may be issued upon the exercise of 175,000 stock purchase options with an exercise price of $0.33 per share,100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.31 per share, 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.17 per share and 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.15 per share.  Also includes 325,000 shares held directly by Mr. H. W. Bromley.

(5)  Includes 18,896,831 shares held directly by Bingo, Inc., a private holding company.

(6) Includes 15,000,000 shares held directly by Unibet Group Plc., which is listed on NASDAQ OMX Nordic Exchange in Stockholm.

(7)  Includes 7,675,999 shares held directly by Pendinas Ltd., a company wholly owned by Mr. G. R. Williams.

(8) Includes 4,287,000 shares held directly by G. R. Williams. Mr. G. R. Williams is not related to Mr. T. M. Williams nor Mr. J. M. Williams.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has a liability for $3,900 (2010 - $3,860) to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by a current director and officer of the Company.

The Company has a liability of $nil (2010 - $113), to a director and officer of the Company for payment of services rendered and expenses incurred by the director and officer of the Company.

Payments made to Bingo, Inc. in relation to the domain name purchase payment totaled $nil during the year ended December 31, 2011 (2010 - $66,920). As at December 31, 2011, the Company has a liability of $nil (2010 - $nil) to Bingo, Inc. During the year ended December 31, 2010, the Company acquired the remaining Domain Name Purchase payments for 6,000,000 common shares at a value of $0.15 per share for a total value of $900,000.

The Company has a liability of $4,002 (December 31, 2010 - $500), to independent directors of the Company for payment of services rendered.

The Company has a liability of $2,780 (December 31, 2010 - $93), to an officer of the Company for payment of services rendered and expenses incurred by the officer of the Company.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended December 31, 2011, the Company incurred fees of $59,934 (2010 - $46,883) from the principal accountant during fiscal 2011 -  Davidson & Company LLP, $54,710 of these fees related to audit fees (2010 - $46,883).

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

By:       /s/ J. M. Williams

J. M. Williams

Chief Executive Officer

Date:    March 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By:       /s/ J. M. Williams                          Chief Executive Officer                 March 29, 2012

J. M. Williams

By:       /s/ H. W. Bromley                     Chief Financial Officer                      March 29, 2011

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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of December 31, 2011, covered by this annual report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed :            /s/ J. M. Williams                                                                      Date : March 29, 2012

J. M. Williams,

Chief Executive Officer,

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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of December 31, 2011, covered by this annual report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed : /s/ H. W. Bromley                                                                   Date : March 29, 2012

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Bingo.com, Ltd. (the "Company") on Form 10-K for the period ended December 31, 2011, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

a)   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

b)  The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                            /s/ J. M. Williams

                                                            J. M. Williams

                                                            Chief Executive Officer

                                                                        March 29, 2012

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Bingo.com, Ltd. (the "Company") on Form 10-K for the period ended December 31, 2011, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        March 29, 2012

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT LIST

The following instruments are included as exhibits to this Report.  Exhibits incorporated by reference are so indicated.

Exhibit Number	Description
4.4	Convertible Debenture between the Company and unrelated parties dated July 2, 2002. (b)
4.5	Common Stock Purchase Warrant between the Company and unrelated parties dated July 2, 2002. (b)
10.2	Asset Purchase Agreement by and between Bingo, Inc. and Progressive Lumber, Corp. dated January 18, 1999. (a)
10.24	Amended Consulting Agreement dated February 28, 2002, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (c)
10.29	Amendment of Asset Purchase Agreement dated July 1, 2002. (d)
10.32	Code of Business Conduct and Ethics dated December 22, 2006. (e)
10.33	Amended Consulting Agreement dated June 16, 2010, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (f)
10.35	Consulting agreement dated April 1, 2011, between the Company and H. W. Bromley (g)
31.1	Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 29, 2012.
31.2	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 29, 2012.
32.1	Certification from the Chief Executive Officer of Bingo.com, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 29, 2012.
32.2	Certification from the Chief Financial Officer of Bingo.com, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 29, 2012.

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

(g) Filed with the Company's report on Form 10-Q on May 12, 2011.