Form 10-Q
period 2012-03-31
BINGO.COM LTD.
filed 2012-05-11
CIK 1318482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer's common stock, no par value per share, was 63,877,703 as of May 10, 2012.

 BINGO.COM, LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2012

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

As at	March 31, 2012	December 31, 2011

Assets
Current assets:
Cash	$673,999	$787,524
Accounts receivable less allowance for doubtful accounts $150,000 (December 31, 2011 - $150,000)	304,341	148,119
Prepaid expenses	181,785	219,279
Total Current Assets	1,160,125	1,154,922

Equipment, net	13,855	14,827

Other assets	12,262	11,977

Domain name rights and intangible assets (Note 3)	2,157,241	2,157,241

Deferred tax asset, less valuation allowance of $142,566 (December 31, 2011 - $141,699) (Note 6)	-	-

Total Assets	$3,343,483	$3,338,967

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$22,078	$13,261
Accrued liabilities	77,204	72,349
Accounts payable and accrued liabilities - related party (Note 7)	26,455	10,681
Total Current Liabilities	125,737	96,291

Commitments (Note 5)

Stockholders' equity (Note 4):
Common stock, no par value, unlimited shares authorized, 63,877,703 shares issued and outstanding (December 31, 2011 - 63,877,703)	18,237,685	18,237,685
Accumulated deficit	(15,044,519)	(15,019,589)
Accumulated other comprehensive income: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	3,217,746	3,242,676

Total Liabilities and Stockholders' Equity	$3,343,483	$3,338,967

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

Three Months Ended March 31, 2012 and 2011

(Unaudited)

	2012	2011

Advertising revenue	$19,382	$15,867
Gaming revenue	386,925	231,177
Total revenue	406,307	247,044

Operating expenses:
Depreciation and amortization	1,180	2,650
Directors fees	2,500	2,000
General and administrative	66,242	75,430
Loss on disposal of equipment	-	6,877
Salaries, wages, consultants and benefits	103,107	443,528
Selling and marketing	298,339	496,679
Total operating expenses	471,368	1,027,164

Loss before other income and income taxes	(65,061)	(780,120)

Other income:
Foreign exchange gains	39,647	38,361
Interest and other income	544	1,054

Loss before income taxes	(24,870)	(740,705)

Income tax expense	(60)	(2,627)

Net loss	$(24,930)	$(743,332)

Comprehensive (profit) loss	-	-

Comprehensive loss	$(24,930)	$(743,332)

Net loss per common share, basic	$(0.00)	$(0.01)
Net loss per common share, diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding, basic	63,877,703	63,877,703
Weighted average common shares outstanding, diluted	63,877,703	63,877,703

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the period ended March 31, 2012

(Unaudited)

	Common stock		Accumulated Other Comprehensive income
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2011	63,877,703	$18,237,685	$(15,019,589)	$ 24,580	$3,242,676

Net loss	-	-	(24,930)	-	(24,930)
Balance, March 31, 2012	63,877,703	$18,237,685	$ (15,044,519)	$ 24,580	$ 3,217,746

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2012 and 2011

(Unaudited)

	2012	2011
Cash flows from operating activities:
Net loss	$(24,930)	$(743,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,180	2,650
Loss on disposal of equipment	-	6,877
Issuance of consultant stock option	-	2,830
Changes in operating assets and liabilities:
Accounts receivable	(156,222)	(145,075)
Prepaid expenses	37,494	338,856
Other assets	(285)	88
Accounts payable and accrued liabilities	29,446	(15,385)
Net cash used in operating activities	(113,317)	(552,491)

Cash flows from investing activities:
Acquisition of equipment	(208)	(4,258)
Net cash used in investing activities	(208)	(4,258)

Change in cash	(113,525)	(556,749)

Cash, beginning of period	787,524	1,396,384
Cash, end of period	$673,999	$839,635

Supplementary information:
Interest paid	$-	$-
Income taxes paid	$1,363	$5,380
Non-cash financing activity	$-	$-
Non-cash investing activity	$-	$-

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2012 and 2011

(Unaudited)

1.         Basis of Presentation:

The accompanying unaudited financial statements have been prepared by Bingo.com, Ltd. ("the Company") in conformity with accounting principles generally accepted in the United States of America applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations.  In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented.  All adjustments are of a normal recurring nature, except as otherwise noted below.  These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2011, included in the Company's Annual Report on Form 10-K, filed March 30, 2012, with the Securities and Exchange Commission.  The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Continuing operations

These consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses from operations for the quarter ended March 31, 2012 and 2011, and has an accumulated deficit of $15,044,519 as at March 31, 2012.

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

Three months ended March 31, 2012 and 2011

(Unaudited)

2.         Summary of significant accounting policies:

(a)     Basis of presentation:

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial statements include the accounts of the Company's wholly-owned subsidiaries, English Bay Office Management Limited (registered in British Columbia, Canada), Bingo.com N.V. (registered in Curacao, Netherlands Antilles), Coral Reef Marketing Inc. (registered in Anguilla), Bingo.com (Antigua) Inc., Bingo.com (Wyoming) Inc., Bingo Acquisition Corp, and the 99% owned subsidiary, Bingo.com (UK) plc. (registered in the United Kingdom). All inter-company balances and transactions have been eliminated in the consolidated financial statements.

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

(c)     Revenue recognition:

Gaming revenues have been recognized on the basis of total dollars wagered, including bonuses wagered, less commissions on all games less all winnings payable to players less bonus expense.

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

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2012 and 2011

(Unaudited)

2.      Summary of significant accounting policies (Continued):

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

For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13, Fair Value Measurement.   ASU 2011-04 is effective on a prospective basis for interim and annual periods beginning after December 15, 2011, with early adoption not permitted for public entities.  The adoption of this standard did not have a material impact on the financial statements.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2012 and 2011

(Unaudited)

2.   Summary of significant accounting policies (Continued):

(g)  New accounting pronouncements: (Continued)

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income" ("ASU 2011-05").  The objective of this update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of GAAP and IFRS. The amendments in ASU 2011-05 require entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, the amendments in ASU 2011-05 require an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 is effective retrospectively for interim and annual periods beginning after December 15, 2011, with early adoption permitted.  The adoption of ASU 2011-05 by the Company did not have an impact on the Company's financial statements.

In September 2011, the FASB issued ASU No. 2011-08 "Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment," which amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is the case, a more detailed two-step goodwill impairment test will need to be performed which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The adoption of ASU 2011-08 by the Company did not have a material impact on the Company's financial statements.

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

Three months ended March 31, 2012 and 2011

(Unaudited)

2.   Summary of significant accounting policies (Continued):

(g)  New accounting pronouncements: (Continued)

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income.  This Update defers changes in Update 2011-05 that relate to how, when, and where reclassification adjustments are presented. The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and the other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU No. 2011-12 by the Company did not have a material impact on the presentation of our results of operations.

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

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2012 and 2011

(Unaudited)

3.    Domain name rights and intangible asset:

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

March 31, 2012	Cost	Accumulated amortization	Net book Value

Domain name rights	$2,834,500	$677,259	$2,157,241

December 31, 2011	Cost	Accumulated amortization	Net book Value

Domain name rights	$2,834,500	$677,259	$2,157,241

4.    Stockholder's Equity:

During the quarter ended March 31, 2012, the Company recorded stock based compensation expense of $nil (March 31, 2011 - $nil) and $nil (March 31, 2011 - $2,830) in consulting fees on options vested.

No options were granted or exercised during the period ended March 31, 2012.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2012 and 2011

(Unaudited)

5.   Commitments:

The Company leases office facilities in Vancouver, British Columbia, Canada, The Valley, Anguilla, British West Indies and London, United Kingdom. These office facilities are leased under operating lease agreements. The Canadian operating lease expires on April 30, 2014. The Anguillan operating lease expired on April 1, 2011 but continues to be in effect since, unless 3 month's notice is given, it automatically renews for a future 3 months until such notice is given. The United Kingdom lease is leased from Bingo, Inc. This lease is for 30 days and is automatically renewed with a 30 day notice period.

Minimum lease payments under these operating leases are approximately as follows:

2012	$18,937
2013	18,835
2014	6,195

The Company paid rent expense totaling $18,387 for the quarter ended March 31, 2012 (March 31, 2011 - $32,057).

The Company has a management consulting agreement with T.M. Williams (Row), Inc., an Anguilla incorporated company, and Mr. Williams, a related party, for a consultancy payment of $11,666 per month payable in arrears. This contract is for the provision of services by Mr. Williams as Executive Chairman of the Company.

6.    Income Taxes

Bingo.com, Ltd. is domiciled in the tax-free jurisdiction of Anguilla, British West Indies. However certain of the Company's subsidiaries incur income taxation.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2012, and December 31, 2011, are presented below:

	March 31, 2012	December 31, 2011
Deferred tax assets:
Net operating loss carry forwards	$142,566	$141,699

Valuation Allowance	(142,566)	(141,699)
	$-	$-

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

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2012 and 2011

(Unaudited)

7.    Related Party Transactions

The Company has a liability of $980 (December 31, 2011 - $3,900), to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by the current director and officer of the Company.

The Company has a liability of $177 (December 31, 2011 - $nil), to a director and officer of the Company for payment of expenses incurred by the director and officer of the Company.

The Company has a liability to Bingo, Inc. for rental of the UK office of $11,782 (December 31, 2011 - $nil) for rental for the quarter ended March 31, 2012 of $11,782 (Quarter ended March 31, 2011 - $nil).

The Company has a liability of $6,501 (December 31, 2011 - $4,001), to the independent directors of the Company for payment of services rendered. The Company incurred independent directors fees of $2,500 for the quarter ended March 31, 2012. (Quarter ended March 31, 2011 - $2,000)

The Company has a liability of $7,015 (December 31, 2011 - $2,780), to an officer of the Company for payment of services rendered and expenses incurred of $19,280 during the quarter ended March 31, 2012 (Quarter ended March 31, 2011 - $nil), by the officer of the Company.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

8.    Segmented information:

Revenue

The Company operates in one reportable business segment, the business of marketing games and entertainment based principally on the game of bingo through its Internet portal, bingo.com, supported mainly by the revenue generated from the deposits received for the games for money and selling advertising on the website.  The revenue for the quarters ended March 31, 2012 and 2011, has been derived primarily from the revenue generated from the deposits received for the games for money.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2012 and 2011

(Unaudited)

8.    Segmented information: (Continued)

The Company had the following revenue by geographical region.

	Three Months ended March 31, 2012	Three Months ended March 31, 2011

Gaming revenue
Western Europe	$70,577	$34,803
Central, Eastern and Southern Europe	9,642	10,407
Nordics	299,133	182,354
Other	7,573	3,613
Total gaming revenue	$386,925	$231,177

Advertising revenue
Nordics	$1,711	$624
Other	17,671	15,243
Total advertising revenue	$19,382	$15,867

Total revenue
Western Europe	$70,577	$34,803
Central, Eastern and Southern Europe	9,642	10,407
Nordics	300,844	182,978
Other	25,244	18,856
Total revenue	$406,307	$247,044

Equipment

The Company's equipment is located as follows:

Net Book Value	March 31, 2012	December 31, 2011

Anguilla	$1,199	$1,308
Canada	7,940	8,374
United Kingdom	1,555	1,696
United States of America	3,161	3,449
	$13,855	$14,827

9.         Concentrations

Major customers

For the quarter ended March 31, 2012, there was no single player on the gaming site who had wagered more than 10% of the total gaming revenue. The Company is reliant on Unibet, a related party, to provide contracted services pursuant to its Partner Program. The Company has a receivable from Unibet of $297,446 as at March 31, 2012 (December 31, 2011 - $133,363).

During the quarter ended March 31, 2012 and 2011, the Company offered limited advertising. Therefore there were no advertising sales representing more than 10% of the total sales.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three months ended March 31, 2012 and 2011

(Unaudited)

10.  Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions. At March 31, 2012, the Company had total cash balances of $673,999 (December 31, 2011 - $787,524) at financial institutions, where $252,314 (December 31, 2011 - $436,719) is in excess of federally insured limits. The Company has concentrations of credit risk with respect to accounts receivable, as large amounts of its accounts receivable are concentrated geographically in the United Kingdom amongst a small number of customers.

As of March 31, 2012, the Company had one customer totaling $297,446, who accounted for total accounts receivable greater than 10%. As of December 31, 2011, the Company had one customers, totaling $133,363 who accounted for greater than 10% of the total accounts receivable.

The Company controls credit risk through monitoring procedures and receiving prepayments of cash for services rendered.  The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable.

 ITEM 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis or Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below.  Bingo.com, Ltd.'s (the "Company", "we", or "us") actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and the Management Discussion and Analysis or plan of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

FORWARD LOOKING STATEMENTS

All statements contained in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference, as well as statements made in press releases and oral statements that may be made by us or by officers, directors or employees acting on our behalf, that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Readers should consider statements that include the terms "believe," "belief," "expect," "plan," "anticipate," "intend" or the like to be uncertain and forward-looking. In addition, all statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin, anticipated expense levels and liquidity and capital resources, constitute forward-looking statements. Particular attention should be paid to the facts of our limited operating history, the unpredictability of our future revenues, our need for and the availability of capital resources, the evolving nature of our business model, and the risks associated with systems development, management of growth and business expansion.  Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear.  Readers should consider the risks more fully described in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (the "SEC") and should not place undue reliance on any forward-looking statements.

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

Gaming revenue from the Bingo.com website accounted for approximately 96% of our revenue for the quarter ended March 31, 2012.

We have made a significant investment in the development of our website, the purchase of our domain name, branding, marketing, and operations.  As a result we have incurred significant losses since inception, and as of March 31, 2012, had an accumulated deficit of $15,044,519.

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

Revenue recognition:

The Company generates the majority of its revenue from gaming revenue. Gaming revenues have been recognized on the basis of total dollars wagered, including bonus wagered, less commissions on all games less all winnings payable to players less bonus expense.

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

RESULTS OF OPERATIONS

            Revenue

Total revenue for the quarter ended March 31, 2012, was $406,307, an increase of 64% from revenue of $247,044 for first quarter of 2011 and an increase of 4% from revenue of $389,390 in the fourth quarter of 2011. Gaming Revenue was $386,925, an increase of 67% in the quarter ended March 31, 2012, compared Gaming Revenue of $231,177 in the first quarter of 2011 and an 5% increase from revenue of $367,560 in the fourth quarter of 2011. This increase compared to the first and fourth quarter of fiscal 2011 is due an increase in the number of players as a result of our marketing campaigns. We earned advertising revenue of $19,382 in the quarter ended March 31, 2012, an increase of 22% from advertising revenue of $15,867 in the first quarter of 2011 and a decrease of 11% from advertising revenue of $21,830 in the fourth quarter of 2011.

            Sales and marketing expenses

Sales and marketing expenses decreased to $298,339 for the quarter ended March 31, 2012, a decrease of 40% over expenses of $496,679 in the first quarter of 2011 and an increase from expenses of $197,172 in the fourth quarter of 2011. Sales and marketing expenses principally include costs for signup bonuses, television marketing, Search Engine Optimization expenses, prizes for our players and other bonuses and incentives offered to gaming players. The decrease in sales and marketing expenses for the quarter ended March 31, 2012, compared to the first quarter of 2011 is due to the launch of an extensive television marketing campaign in the first quarter of fiscal 2011. The increase compared to the fourth quarter sales and marketing expenses is due to a larger more focused television campaign in the first quarter of fiscal 2012.

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

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our office, legal and professional fees, and other general corporate and office expenses. General and administrative expenses decreased to $66,242 for the first quarter of 2012, a decrease of 12% from costs of $75,430 for the first quarter of 2011 and an increase of 39% from costs of $47,594 in the fourth quarter of 2011. General and administrative expenses have decreased in comparison to the prior year due to the restructuring program completed in June 2011. The increase in general and administrative expenses compared to the fourth quarter of fiscal 2011, is due to the increase in accruals for regulatory requirements. For example the 2011 Annual General Meeting.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants and benefits decreased to $103,107 for the quarter ended March 31, 2012, compared to salaries, wages, consultants and benefits of $443,528 in the first quarter of 2011 and an increase over salaries, wages, consultants and benefits of $90,013 in the fourth quarter of 2011. The majority of the Company's salaries, wages, consultants and benefits are incurred in Canadian Dollars. This decrease compared to the first quarter of 2011, is due to the one time payment of severance to certain members of our staff. The increase compared to the fourth quarter of 2011 is due to additional consulting expenses required in the first quarter of 2012.

Depreciation and amortization

Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years. Depreciation and amortization decreased to $1,180 during the quarter ended March 31, 2012, a decrease over costs of $2,650 during the same quarter in the prior year and a decrease from costs of $1,691 in the fourth quarter of 2011. This decrease in depreciation and amortization is due to the aging of the Company's equipment and the disposal of obsolete equipment.

Income taxes

The Company incurred income tax expense of $60 during the quarter ended March 31, 2012, in relation to profits earned in its subsidiaries in different jurisdictions compared to taxation expense of $2,627 in the first quarter of fiscal 2011 and taxation expense of $1,041 in the fourth quarter of fiscal 2011. During the year ended December 31, 2005, Bingo.com, Inc. merged with its subsidiary Bingo.com, Ltd. in Anguilla, British West Indies. Anguilla is a zero tax jurisdiction.

            Net loss and loss per share

Net loss for the three months ended March 31, 2012, amounted to $24,930, a loss of ($0.00) per share, a decrease in net loss of 97% compared to a net loss of $743,332, a loss of ($0.01) per share for the same period in 2011 and an increase in net loss of 181% compared to a net gain of $30,638 or gain of $0.00 per share in the fourth quarter of 2011. The decrease in net loss for the quarter ended March 31, 2012, compared to the first quarter of 2011, is due to the launch of the television marketing campaign and the one time severance payment to certain staff during the first quarter of 2011. The increase in net loss for the quarter ended March 31, 2012, compared to the fourth quarter of 2011, is due to the additional marketing expenses incurred in the first quarter of fiscal 2012.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $673,999 and positive working capital of $1,034,388 at March 31, 2012.  This compares to cash of $787,524 and positive working capital of $1,058,631 at December 31, 2011.

During the quarter ended March 31, 2012, we used cash of $113,525 from operating activities compared to using cash of $552,491 in the same period in the prior year and compared to using cash of $150,674 in the fourth quarter of 2011.

Our future capital requirements will depend on a number of factors, including costs associated with the marketing of our Web portal, the success and acceptance of gaming operations and the possible acquisition of complementary businesses, products and technologies.

ITEM 4T.       Controls and Procedures

(a)        Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2012. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2012, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings

We are not currently a party to any legal proceeding, and was not a party to any other legal proceeding during the quarter ended March 31, 2012. We are currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2012.

ITEM 3.          Defaults Upon Senior Securities

Not applicable.

ITEM 4.          Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders during the period.

ITEM 5.          Other Information

The Company did not enter any new reportable agreements during the quarter ended March 31, 2012.

ITEM 6.          Exhibits and reports on Form 8-K

Exhibits

The following instruments are included as exhibits to this Report.  Exhibits incorporated by reference are so indicated.

Exhibit Number	Description
4.4	Convertible Debenture between the Company and unrelated parties dated July 2, 2002. (b)
4.5	Common Stock Purchase Warrant between the Company and unrelated parties dated July 2, 2002. (b)
10.2	Asset Purchase Agreement by and between Bingo, Inc. and Progressive Lumber, Corp. dated January 18, 1999. (a)
10.24	Amended Consulting Agreement dated February 28, 2002, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (c)
10.29	Amendment of Asset Purchase Agreement dated July 1, 2002. (d)
10.32	Code of Business Conduct and Ethics dated December 22, 2006. (e)
10.33	Amended Consulting Agreement dated June 16, 2010, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (f)
10.35	Consulting agreement dated April 1, 2011, between the Company and H. W. Bromley (g)
31.1	Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 10, 2012.
31.2	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 10, 2012.
32.1	Certification from the Chief Executive Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 10, 2012.
32.2	Certification from the Chief Financial Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 10, 2012.

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

(e) Previously filed with the Company's report on Form 8-K on December 26, 2006.

(f) Previously filed with the Company's report on Form 8-K on June 17, 2010.

(g) Filed with the Company's report on Form 10-Q on May 10, 2011

Reports on Form 8-K.

During the quarter ended March 31, 2012, we filed an 8-K for the Marketing Service Agreement with Unibet International Limited.

Reports Subsequent to the quarter ended March 31, 2012.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 10, 2012	BINGO.COM, LTD.
(Registrant)
Date:	May 10, 2012	/S/ J.M. Williams
J. M. Williams, Chief Executive Officer, and President (Principal Executive Officer)
Date:	May 10, 2012	/S/ H. W. Bromley
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

(c)  Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of March 31, 2012, covered by this quarterly report based on such evaluation; and

(d)  Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ J. M. Williams                                                        Date: May 10, 2012

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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of March 31, 2012, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ H. W. Bromley                                                      Date: May 10, 2012

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the "Company") on Form 10-Q for the period ended March 31, 2012, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        May 10, 2012

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the "Company") on Form 10-Q for the period ended March 31, 2012, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        May 10, 2012

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.