Form 10-K/A
period 2011-12-31
BINGO.COM LTD.
filed 2012-08-10
CIK 1318482

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

COMMON STOCK, NO PAR VALUE PER SHARE

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                                                                          Yes  [   ]        No  [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                                                                                          Yes   [   ]        No  [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                      Yes  [ X ]         No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months. Yes  [ X ]         No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this

Form 10-K/A.                                                                          [   ]

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at of such stock on the National Association of Securities Dealers Over the Counter Bulletin Board market as of August 9, 2012, being $0.43 per share: $26,828,635.  The number of shares of the issuer's common stock outstanding on August 9, 2012, was 63,877,703. Our common stock is traded on the National Association of Securities Dealers Over-the-Counter Bulletin Board market under the symbol "BNGOF".

APPLICABLE ONLY TO CORPORATE REGISTRANTS Indicate the number of shares outstanding of the registrant' s common stock, no par value per share, was 63,877,703 as of August 9, 2012.

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

TABLE OF CONTENTS
		PAGE
EXPLANATORY NOTE		3
PART I		4
ITEM 1.	BUSINESS	4

EXPLANATORY NOTE

Bingo.com, Ltd. (the "Company") is filing this Amendment No. 1 on Form 10-K/A to amend our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011, which was originally filed with the US Securities and Exchange commission (the "SEC") on March 30, 2012. (the "Original Filing") The purpose of this Amendment No.1 is to amend the financial disclosure The following sections of the Original Filing have been revised:

-    The Consolidated balance sheet - This has been amended for the years ended December 31, 2011 and 2010, to expense the purchase of the remaining 4% Domain Name Purchase payments for $900,000, in accordance with ASC Topic 420-10-25-11. This had the effect to reduce the intangible asset and to increase the retained deficit by $900,000 for the years ended December 31, 2011 and 2010.

-    The Consolidated Statement of Operations - This has been amended as follows:

-    For the year ended December 31, 2010, to expense the purchase of the remaining 4% Domain Name Purchase payments for $900,000,in accordance with ASC Topic 420-10-25-11.

-    For the year ended December 31, 2010, the profit from the reversal of progressive jackpots was amended to adjust the opening retained deficit in accordance with ASU 2010-16.

-     The Consolidated Statement of Stockholders' Equity - This has been amended as follows:

-  For the year ended December 31, 2010, the Consolidated Statement of Stockholders' Equity was amended to include the provision for progressive jackpots balance in the opening retained deficit in accordance with ASU 2010-16.

-   The retained deficit for the years ended December 31, 2011 and 2010, was amended to expense the purchase of the remaining 4% Domain Name Purchase payments for $900,000,in accordance with ASC Topic 420-10-25-11.

-       The Consolidated Statement of Cash flows - This has been amended as follows:

-    For the year ended December 31, 2010, to expense the purchase of the remaining 4% Domain Name Purchase payments for $900,000,in accordance with ASC Topic 420-10-25-11.

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

PART I

This Annual Report on Form 10-K/A contains forward-looking statements that involve risks and uncertainties.  All statements contained herein that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing forward-looking statements may be found in the material set forth under "Business," and "Management's Discussion and Analysis or Plan of Operation," as well as in this Annual Report generally.  We generally use words such as "believes," "intends," "expects," "anticipates," "plans," and similar expressions to identify forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond our control, which could cause actual results to differ materially from this forecast or anticipated in such forward-looking statements.

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

In the latter half of fiscal 2010, the Company engaged an independent valuation company, to value the remaining 4% Domain Name Purchase payments.  The Company reviewed the independent valuation and after considering this and other external variables, the Company and Bingo, Inc., the holder of the 4% Domain Name Purchase payments, agreed that the value of the 4% Domain Name Purchase payments to be $900,000. During the year ended December 31, 2010, the Company purchased the remaining Domain Name Purchase payments for $900,000 from Bingo, Inc., with the issuance of 6,000,000 common shares of Bingo.com, Ltd., at a value of $0.15 per share.

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

1.             Prices as per Yahoo! TM Finance

On August 9, 2012, the last reported sale price of our common stock, as reported by the OTCBB, was $0.42 per share.

As of August 9, 2012, we believe there are approximately 1,634 shareholders (including nominees and brokers holding street accounts) of our shares of common stock.

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

ITEM 6. SELECTED FINANCIAL DATA.

Consolidated Statement of Operations Data:

		Year Ended December 31,
	2011	2010 (Restated)	2009	2008	2007

Revenue
Advertising revenue	$66,705	$98,547	$195,833	$275,847	$143,646
Gaming revenue	1,349,953	1,718,257	5,629,529	5,373,718	2,226,099
Total revenue	1,416,658	1,816,804	5,825,362	5,649,565	2,369,745

Cost of producing revenue	-	(1,152,020)	(3,836,527)	(3,791,218)	(1,404,851)
Operating expenses excluding interest and other income (expenses)	(2,104,869)	(2,595,473)	(3,163,472)	(3,034,389)	(2,430,418)
Interest and other income	2,887	3,957	1,740	19,255	33,181
Income tax expense	(3,692)	(45,291)	(15,154)	-	-
Net loss	(689,016)	$(1,972,023)	$(1,188,051)	$(1,156,787)	$(1,432,343)

Basic and diluted net loss per share	$(0.01)	$(0.04)	$(0.03)	$(0.03)	$(0.04)
Weighted average common shares Outstanding	63,877,703	54,716,388	40,494,148	35,092,369	32,784,405

		Year Ended December 31,
	2011	2010 (Restated)	2009	2008	2007
Consolidated Balance Sheet Data:
Cash	$787,524	$1,396,384	$557,251	$412,002	$744,596
Total assets	2,438,967	3,164,884	2,269,478	2,157,834	2,516,749
Total liabilities	96,291	137,437	693,345	454,396	363,112
Long term obligations	-	-	-	-	-
Total stockholders' equity	2,342,676	3,027,447	1,576,133	1,703,438	2,153,637
Working capital (deficit)	1,058,631	1,723,394	(19,801)	124,495	648,123

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

We have made a significant investment in the development of our website, purchase of domain name, branding, marketing, and maintaining operations.  As a result we have incurred significant losses since inception, and as of December 31, 2011, had an accumulated deficit of $15,919,589.

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

Subsequent to the migration to the Unibet Partner Program, gaming revenues have been recognized on the basis of total dollars wagered, less commissions on all games, less all winnings payable to players.

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

		Three Months Ended
	December 31, 2011	September 30 2011	June 30 2011	March 31 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Advertising revenue	$21,830	17,929	11,079	15,867
Gaming revenue	367,560	398,803	352,413	231,177
Total Revenue	389,390	416,732	363,492	247,044

Operating expenses and other (income) / expenses	357,711	401,575	354,947	987,749
Income (loss) before income taxes	31,679	15,157	8,545	(740,705)
Income tax expense (recovery)	1,041	(1)	25	2,627
Net income (loss)	$30,638	15,158	8,520	(743,332)
Basic and diluted net income (loss) per share	$0.00	0.00	0.00	(0.01)
Weighted average common shares, basic and diluted	63,877,703	63,877,703	63,877,703	63,877,703

		Three Months Ended
	December 31, 2010	September 30 2010	June 30 2010	March 31 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Advertising revenue	$17,756	14,764	20,504	45,523
Gaming revenue	93,128	82,745	333,115	1,209,269
Total Revenue	110,884	97,509	353,619	1,254,792

Cost of producing revenue	-	-	294,618	857,402
Operating expenses and other (income) / expenses	364,828	1,243,016	248,059	735,613
(Loss) income before income taxes	(253,944)	(1,145,507)	(189,058)	(338,223)
Income tax expense	(6,738)	-	(31,970)	(6,583)
Net loss	$(260,682)	(1,145,507)	(221,028)	(344,806)
Basic and diluted net loss per share	$(0.00)	(0.02)	(0.00)	(0.01)
Weighted average common shares, basic and diluted	63,877,703	58,861,310	52,108,472	42,756,814

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

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our office, legal and professional fees, and other general corporate and office expenses. General and administrative expenses decreased to $257,275 for the year ended December 31, 2011, a 80% decrease over costs of $1,257,869 for the previous year. General and administrative expenses have decreased in comparison to the prior year due to the Company expensing the Domain Name Purchase payments of $900,000 during the year ended December 31, 2010, in accordance with accordance with ASC Topic 420-10-25-11. In addition, the net loss for year ended December 31, 2011, the migration to the Unibet Partner Program whereby we have reduced many of our costs, especially the development of the bingo.com website. Previously, we have employed consultants to assist us with the design and development of the website and to improve the player experience. These functions are now performed by Unibet in exchange for a commission percentage. In addition, management has reduced overheads especially rental expenses.

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

            Net loss and loss per share

We ended the year ended December 31, 2011, with a net loss of ($689,016), a basic and diluted loss per share of ($0.01), compared to prior year's net loss and loss per share of ($1,972,203), and ($0.04), respectively. The decrease in net loss for the year ended December 31, 2011, compared to the prior year, is due to the Company expensing the Domain Name Purchase payments of $900,000 during the year ended December 31, 2010, in accordance with accordance with ASC Topic 420-10-25-11. In addition, the net loss decreased, due to the reduction in expenses as a result of migrating to the Unibet's Partner platform during fiscal 2010.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BINGO.COM, LTD. and subsidiaries

Restated Consolidated Financial Statements

Years ended December 31, 2011 and 2010

Report of Independent Registered Public Accounting Firm for the year ended December 31, 2011 and 2010	22
Restated Consolidated Financial Statements
Restated Balance Sheets	23
Restated Statements of Operations	24
Restated Statements of Stockholders' Equity	25
Restated Statements of Cash Flows	26
Notes to Restated Consolidated Financial Statements	27

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company generated negative cash flows from operating activities during the past year. The Company has an accumulated deficit of $15,919,589 for the year ended December 31, 2011. This raises substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

" DAVIDSON & COMPANY LLP"

Vancouver, Canada	Chartered Accountants

July 30, 2012

NEXIA

INTERNATIONAL

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, B.C., Canada, V7Y 1G6

Telephone (604) 687-0947 Fax (604) 687-6172

BINGO.COM, LTD. and subsidiaries

Restated Consolidated Balance Sheets

As at December 31,	2011 Restated Note 3 & 4	2010 Restated Note 3 & 4
Assets
Current assets:
Cash	$787,524	$1,396,384
Accounts receivable, less allowance for doubtful accounts $150,000 (2010 - $150,000) (Note 5& 6)	148,119	57,890
Prepaid expenses	219,279	406,557
Total Current Assets	1,154,922	1,860,831

Equipment, net (Note 7)	14,827	26,803

Other assets	11,977	20,009

Domain name rights and intangible assets (Note 8)	1,257,241	1,257,241

Deferred tax asset, less valuation allowance of $141,699 (2010 - $139,463) (Note 10)	-	-

Total Assets	$2,438,967	$3,164,884

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$13,261	$12,158
Accrued liabilities	72,349	120,713
Accounts payable and accrued liabilities - related party (Note 12)	10,681	4,566
Total Current Liabilities	96,291	137,437

Commitments (Note 10)

Stockholders' equity (Note 9):
Common stock, no par value, unlimited shares authorized, 63,877,703 shares issued and outstanding (December 31, 2010 - 63,877,703)	18,237,685	18,233,440
Accumulated deficit	(15,919,589)	(15,230,573)
Accumulated other comprehensive income: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	2,342,676	3,027,447

Total Liabilities and Stockholders' Equity	$2,438,967	$3,164,884

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and subsidiaries

Restated Consolidated Statements of Operations

Years ended December 31,	2011	2010 (Restated Note 3)

Advertising revenue	$66,705	$98,547
Gaming revenue	1,349,953	1,718,257
Total revenue	1,416,658	1,816,804

Operating expenses:
Cost of producing revenue	-	1,152,020
Depreciation and amortization	7,774	35,245
Directors fees	11,500	7,500
General and administrative	257,275	357,869
Bad debt expense	-	38,736
Loss on disposal of equipment	9,209	32,833
Salaries, wages, consultants and benefits	733,581	891,396
Selling and marketing	1,074,571	459,817
Stock-based compensation	-	68,967
Total operating expenses	2,093,910	3,044,383

Loss before other income (expense) and income taxes	(677,252)	(1,227,579)

Other income (expense):
Foreign exchange (loss) gain	(10,959)	14,058
Interest and other income	2,887	3,957
Purchase of 4% Domain Name Purchase Payments	-	(900,000)
Profit on the sale of subsidiaries (Note 4)	-	177,832
Profit from sale of US players and related assets (Note 5)	-	5,000

Loss before income taxes	(685,324)	(1,926,732)

Income tax expense	(3,692)	(45,291)

Net loss	$(689,016)	$(1,972,023)

Net loss per common share, basic (Note 2)	$(0.01)	$(0.04)
Net loss per common share, diluted (Note 2)	$(0.01)	$(0.04)

Weighted average common shares outstanding, basic (Note 2)	63,877,703	54,716,388
Weighted average common shares outstanding, diluted (Note 2)	63,877,703	54,716,388

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and subsidiaries

Restated Consolidated Statements of Stockholders' Equity

Years ended December 31, 2011 and 2010

	Common stock				Accumulated Other Comprehensive loss
	Shares	Amount	Subscription received in advance	Accumulated Deficit (Restated Note 3)	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2009	41,517,703	$14,799,154	$204,000	$(13,451,601)	$ 24,580	$1,576,133

Reversal of progressive jackpot provision (Restated Note 3)	-	-	-	193,051	-	193,051

Balance January 1, 2010 (Restated Note 3)	41,517,703	$14,799,154	$204,000	$(13,258,550)	$ 24,580	$1,769,184

Private placement	1,360,000	204,000	(204,000)	-	-	-

Private placement	15,000,000	2,250,000	-	-	-	2,250,000

Shares issued for the 4% Domain Name	6,000,000	900,000				900,000

Stock-based compensation	-	68,967	-	-	-	68,967

Issuance of consultant stock Options	-	11,319	-	-	-	11,319

Net loss	-	-	-	(1,972,023)	-	(1,972,023)
Balance, December 31, 2010	63,877,703	18,233,440	-	(15,230,573)	24,580	3,027,447

Issuance of consultant stock Options	-	4,245	-	-	-	4,245

Net loss	-	-	-	(689,016)	-	(689,016)
Balance, December 31, 2011	63,877,703	$18,237,685	$ -	$(15,919,589)	$ 24,580	$2,342,676

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and subsidiaries

Restated Consolidated Statements of Cash Flows

Years ended December 31,	2011	2010 (Restated Note 3)
Cash flows from operating activities:
Net loss	$(689,016)	$(1,972,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,774	35,245
Bad debt expense	-	38,736
Loss on disposal of equipment	9,209	32,833
Stock-based compensation	-	68,967
Issuance of consultant stock options	4,245	11,319
Profit from the sale of US players and related assets	-	(5,000)
Profit on the sale of subsidiary	-	(177,832)
Purchase of Domain Name Purchase Payment	-	900,000
Changes in operating assets and liabilities:
Accounts receivable	(90,229)	(75,308)
Prepaid expenses	187,278	(371,647)
Other assets	8,032	24,321
Accounts payable and accrued liabilities	(41,146)	(70,115)
Provision for progressive jackpots	-	5,522
Players float	-	(97,813)
Net cash used in operating activities	(603,853)	(1,652,795)

Cash flows from investing activities:
Acquisition of equipment	(5,007)	(5,068)
Proceeds from sale of US players and related assets	-	5,000
Proceeds on disposal of equipment	-	5,952
Proceeds on the sale of subsidiary, net of cash sold	-	236,044
Net cash (used in) provided by investing activities	(5,007)	241,928

Cash flows from financing activities:
Private placement	-	2,250,000
Net cash provided by financing activities	-	2,250,000

Change in cash	(608,860)	839,133

Cash, beginning of year	1,396,384	557,251
Cash, end of year	$787,524	$1,396,384

Supplementary information:
Interest paid	$-	$-
Income taxes paid	$5,380	$13,579

Non-cash financing activity	$-	$-
Non-cash investing activity	$-	$-

Shares issued in acquiring domain name rights (Note 7)	$-	$900,000

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and subsidiaries

Notes to Restated Consolidated Financial Statements

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

Continuing operations

These consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses from operations for the year ended December 31, 2011 and 2010, and has an accumulated deficit of $15,919,589 as at December 31, 2011.

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

BINGO.COM, LTD. and subsidiaries

Notes to Restated Consolidated Financial Statements

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

Subsequent to the migration to the Unibet Partner Program, gaming revenues have been recognized on the basis of total dollars wagered, less commissions on all games, less all winnings payable to players.

BINGO.COM, LTD. and subsidiaries

Notes to Restated Consolidated Financial Statements

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

(g)  Equipment:

Equipment is recorded at cost less accumulated depreciation. Depreciation is provided for annually on the declining balance method over the following periods :

                  Equipment and computers                      3 years

                  Furniture and fixtures                             5 years

BINGO.COM, LTD. and subsidiaries

Notes to Restated Consolidated Financial Statements

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

BINGO.COM, LTD. and subsidiaries

Notes to Restated Consolidated Financial Statements

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

The earnings per share data for the year ended December 31, 2011 and 2010 are summarized as follows:

	2011	2010 (Restated Note 3)
Net loss for the year - as reported	$(689,016)	$(1,972,023)

Basic earnings per share weighted average number of common shares outstanding	63,877,703	54,716,388
Effect of dilutive securities
Stock Options	-	-

Diluted earnings per share weighted average number of common shares outstanding	63,877,703	54,716,388

BINGO.COM, LTD. and subsidiaries

Notes to Restated Consolidated Financial Statements

Years ended December 31, 2011 and 2010

2.         Summary of significant accounting policies: (Continued)

(m) Domain name and intangible assets:

The Company has capitalized the cost of the purchase of the domain name Bingo.com and was amortizing the cost over five years from the date of commencement of operations. In 2002, the Company suspended the amortization of the domain name cost in accordance with ASC 350, where companies are no longer required to amortize indefinite life assets but instead test the indefinite intangible asset for impairment at least annually. The capitalized amount is based on the net present value of the minimum payments permitted under the terms of the purchase agreement. During the year ended December 31, 2010, the Company purchased the remaining Domain Name payments for $900,000, payable in 6,000,000 common shares of Bingo.com, Ltd., at a value of $0.15 per share. In accordance with ASC Topic 420-10-25-11, the Company expensed $900,000 during the year ended December 31, 2010. The domain name is tested for impairment by comparing the future cash flows of the domain name with its carrying value. The Company determined that as a result of level 3 unobservable inputs in accordance with ASC 820, Fair Value Measurements and Disclosures, that the fair value of the domain name exceeded the carrying value and therefore no impairment existed for the years presented.

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

In April 2010, the FASB issued ASU No. 2010-16 which requires that an entity should not accrue a jackpot liability (or portions thereof) before the jackpot is won if the entity is not

BINGO.COM, LTD. and subsidiaries

Notes to Restated Consolidated Financial Statements

Years ended December 31, 2011 and 2010

2.         Summary of significant accounting policies: (Continued)

    (n)  New accounting pronouncements and changes in accounting policies: (Continued)

obligated to pay out that jackpot.  Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. An entity shall apply any changes to these progressive jackpots by recording a cumulative-effect adjustment to opening retained earnings as of the beginning of the period of adoption.

The guidance will become effective for the first annual period beginning after December 15, 2010 and the interim periods within that first annual period.  The Company has early adopted this standard and it has the effect of recognizing the gain from the reversal of progressive jackpots provisions of $193,051 as an adjustment to opening retained deficit for the year ended December 31, 2010.

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

BINGO.COM, LTD. and subsidiaries

Notes to Restated Consolidated Financial Statements

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

BINGO.COM, LTD. and subsidiaries

Notes to Restated Consolidated Financial Statements

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

BINGO.COM, LTD. and subsidiaries

Notes to Restated Consolidated Financial Statements

Years ended December 31, 2011 and 2010

2.         Summary of significant accounting policies: (Continued)

(p)   Reclassification

Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.

3     Restatement of Financial Statements:

Bingo.com, Ltd. (the "Company") is filing this Amendment No. 1 on Form 10-K to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was originally filed with the US Securities and Exchange commission (the "SEC") on March 30, 2012. This filing amends and restates our previously reported financial statements for the fiscal year ended December 31, 2011, to reflect the following adjustments:

-    Intangible Assets. This has been amended for the years ended December 31, 2011 and 2010, to expense the purchase of the remaining 4% Domain Name Purchase payments for $900,000, in accordance with ASC Topic 420-10-25-11. This had the effect to reduce the intangible asset and to increase the retained deficit by $900,000 for the years ended December 31, 2011 and 2010.

-    Profit on the Reversal of progressive jackpot provision. This has been amended for the year ended December 31, 2010, to adjust the opening retained deficit in accordance with ASU 2010-16.

Consolidated Balance Sheets

Year ended December 31, 2011

	As Reported	Adjustments	As Restated

Domain name rights and intangible assets	$2,157,241	$(900,000)	$1,257,241
Total Assets	$3,338,967	$(900,000)	$2,438,967

Accumulated deficit	$(15,019,589)	$(900,000)	$(15,919,589)
Total Stockholders' Equity	$3,242,676	$(900,000)	$2,342,676

BINGO.COM, LTD. and subsidiaries

Notes to Restated Consolidated Financial Statements

Years ended December 31, 2011 and 2010

3     Restatement of Financial Statements: (Continued)

Consolidated Balance Sheets

Year ended December 31, 2010

	As Reported	Adjustments	As Restated

Domain name rights and intangible assets	$2,157,241	$(900,000)	$1,257,241
Total Assets	$4,064,884	$(900,000)	$3,164,884

Accumulated deficit	$(14,330,573)	$(900,000)	$(15,230,573)
Total Stockholders' Equity	$4,064,884	$(900,000)	$3,164,884

There is no change to the Consolidated Statements of Operations for year ended December 31, 2011.

Consolidated Statements of Operations

Year ended December 31, 2010

	As Reported	Adjustments	As Restated

Purchase of 4% Domain Name Purchase payments	$-	$(900,000)	$(900,000)
Reversal of progressive jackpots provision	$193,051	$(193,051)	-
Net loss	$(878,972)	$(1,093,051)	$(1,972,023)

Net loss per common share, basic and diluted	(0.02)	(0.02)	(0.04)

Consolidated Statements of Stockholders Equity

Years ended December 31, 2011 and 2010

	As Reported	Adjustments	As Restated

Accumulated deficit
Reversal of progressive jackpots provision	$193,051	$(193,051)	$-
Balance, January 1, 2010	$(13,451,601)	$193,051	$(13,258,550)

Net loss	$(878,972)	$(1,093,051)	$(1,972,023)
Balance December 31, 2010	$(14,330,573)	$(1,093,051)	$(15,230,573)

Balance December 31, 2011	$(15,019,589)	$(900,000)	$(15,919,589)

There is no change to the Consolidated Statements of Cash Flows for year ended December 31, 2011.

Consolidated Statements of Cash Flows

Year ended December 31, 2010

	As Reported	Adjustments	As Restated

Net Loss	$(878,972)	$(1,093,051)	$(1,972,023)
Reversal of progressive jackpots provision	$(193,051)	$193,051	$-
Purchase of Domain Name Purchase payments	$-	$900,000	$900,000

Net cash used in operating activities	$(1,652,795)	$-	$(1,652,795)

BINGO.COM, LTD. and subsidiaries

Notes to Restated Consolidated Financial Statements

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

5.   Sale of US players and related assets:

Effective October 12, 2006, the Company, in response to the United States Unlawful Internet Gambling Enforcement Act, sold its United States players and related assets for $1,200,050, payable by the arms-length purchaser at a variable rate over the subsequent months. There is no set period for repayment and it is interest free. The Company has fully provided for the outstanding amount due.  The Company will recognize the profit from the sale of these assets as and when payment is received. During the year ended December 31, 2011, the Company

BINGO.COM, LTD. and subsidiaries

Notes to Restated Consolidated Financial Statements

Years ended December 31, 2011 and 2010

5.   Sale of US players and related assets: (Continued)

collected $nil (2010 - $5,000) in payment for these assets. During the year ended December 31, 2010, the Company was advised that the purchaser had ceased operations and is in the process of winding up the company. Therefore the Company has determined that $658,286 will never be recovered.

Amount
Balance remaining December 31, 2009	774,550

Payments received	(5,000)

Amount deemed irrecoverable and removed from accounts receivable	(658,286)

Balance remaining December 31, 2010	$111,264

Payments received	-

Balance remaining December 31, 2011	$111,264

The amount has been fully provided for as part of allowance for doubtful accounts.

6.    Accounts Receivable:

The accounts receivable as at December 31, 2011, is summarized as follows:

	2011	2010
Accounts receivable	$298,119	$207,890

Provision for doubtful accounts	(38,736)	(38,736)

Provision for the sale of US Player (Note 5)	(111,264)	(111,264)

Net accounts receivable	$148,119	$57,890

7.   Equipment:

2011	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$97,987	$84,957	$13,030
Furniture and fixtures	7,088	5,291	1,797
	$105,075	$90,248	$14,827

2010	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$116,976	$94,658	$22,318
Furniture and fixtures	13,858	9,373	4,485
Leasehold improvements	12,546	12,546	-
	$143,380	$116,577	$26,803

Depreciation expense was $7,774 (2010 - $35,245) for the year ended December 31, 2011.

BINGO.COM, LTD. and subsidiaries

Notes to Restated Consolidated Financial Statements

Years ended December 31, 2011 and 2010

8.  Domain name rights and intangible asset:

The rights to use the domain name bingo.com were acquired in January of 1999 for a cash payment of $200,000 and the issuance of 500,000 shares of common stock of the Company at a value of $2.00 per share. The agreement was signed with Bingo, Inc., an unrelated party at the date of signing of the agreement. Under the terms of the agreement, the Company is required to make quarterly domain name purchase payments to the vendor based on 4% of annual gross revenue (as defined in the agreement), with total minimum payments of $1,100,000 in the first three years, including the initial cash payment, required over the 99 year period ending December 31, 2098. These minimum payment commitments were completed on June 30, 2002. During the year ended December 31, 2002, the agreement was amended so that the remaining domain name purchase payments to the vendor are made monthly, based on 4% of the preceding month's gross revenue. During the year ended December 31, 2010, the Company purchased the remaining Domain Name payments for $900,000, with the issuance of 6,000,000 common shares of the Company, at a value of $0.15 per share. In accordance with ASC Topic 420-10-25-11, the Company expensed the Domain Name Purchase payments of $900,000 during the year ended December 31, 2010. During the year ended December 31, 2011, expense payments of $nil (2010 - $66,920) were paid in accordance with the amended agreement.

Domain name rights have been capitalized on the balance sheet based on the present value of the future minimum domain name purchase payments. In 2002, the Company suspended the amortization of the domain name in accordance with ASC 350, Intangibles - Goodwill and Others, where companies are no longer permitted to amortize indefinite life intangible assets.

2011 (Restated Note 3)	Cost	Accumulated amortization	Net book Value

Domain name rights	$1,934,500	$677,259	$1,257,241

2010 (Restated Note 3)	Cost	Accumulated amortization	Net book Value

Domain name rights	$1,934,500	$677,259	$1,257,241

9.   Stockholders' equity:

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

BINGO.COM, LTD. and subsidiaries

Notes to Restated Consolidated Financial Statements

Years ended December 31, 2011 and 2010

9.   Stockholders' equity: (Continued)

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

BINGO.COM, LTD. and subsidiaries

Notes to Restated Consolidated Financial Statements

Years ended December 31, 2011 and 2010

9.   Stockholders' equity: (Continued)

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

BINGO.COM, LTD. and subsidiaries

Notes to Restated Consolidated Financial Statements

Years ended December 31, 2011 and 2010

9.   Stockholders' equity: (Continued)

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

10.   Commitments:

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

BINGO.COM, LTD. and subsidiaries

Notes to Restated Consolidated Financial Statements

Years ended December 31, 2011 and 2010

10.   Commitments: (Continued)

The agreement was amended during the year ended December 31, 2010 to include a consultancy payment of $11,666 per month payable in arrears. This contract is for the provision of services by Mr. Williams as Executive Chairman of the Company.

11. Income taxes:

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

BINGO.COM, LTD. and subsidiaries

Notes to Restated Consolidated Financial Statements

Years ended December 31, 2011 and 2010

12. Related party transactions:

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

13. Segmented information:

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

BINGO.COM, LTD. and subsidiaries

Notes to Restated Consolidated Financial Statements

Years ended December 31, 2011 and 2010

13. Segmented information: (Continued)

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

14. Concentrations:

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

15. Concentrations of credit risk:

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

BINGO.COM, LTD. and subsidiaries

Notes to Restated Consolidated Financial Statements

Years ended December 31, 2011 and 2010

15. Concentrations of credit risk: (Continued)

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of August 9, 2012, by:

-     each person known by us to beneficially own 5% or more of our outstanding common stock;

-     each of our directors;

-     each of the Named Executive Officers; and

-     all of our directors and Named Executive Officers as a group.

In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or direct the disposition of such security. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or debentures held by that person that are currently exercisable or convertible or exercisable or convertible within 60 days of August 9, 2012, are deemed outstanding.

Percentage of beneficial ownership is based upon 63,877,703 shares of common stock outstanding at August 9, 2012. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
T. M. Williams South Hill Villa The Valley, TV1 02P Anguilla, B. W. I.	4,386,254	(1)	6.62%

J. M. Williams 203 Shakespeare Tower The Barbican London, EC2Y 8DR United Kingdom	683,200	(2)	1.03%

C. M. Devereux 10 - 3036 West 4th Avenue Vancouver, BC, V6K 1R4 Canada	579,500	(3)	0.88%

H. W. Bromley 3851 Edgemont Boulevard North Vancouver BC, V7R 2P9 Canada	800,000	(4)	1.21%

All directors and Named Executive Officers as a group (4 persons)	6,333,954		9.74%

Bingo, Inc. P.O. Box 727, Landsome Road The Valley, Anguilla, B.W.I.	18,896,831	(5)	29%

Unibet Group Plc. Fawwara Buildings Msira Road Gzira GZR1402 Malta	15,000,000	(6)	22.7%

Pendinas Ltd. Ballacarrick, Pooilvaaish Road Castletown, IM9 4PJ Isle of Man	11,963,999	(7)	18%

(1) Includes 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.33 per share, 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.31 per share, 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.17 per share and 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.15 per share,. Also includes 3,986,563 shares held directly by Mr. T. M. Williams. Mr. T. M.

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

(6) Includes 15,000,000 shares held directly by Unibet Group Plc., which is listed on NASDAQ OMX Nordic Exchange in Stockholm.

(7)  Includes 11,963,999 shares held directly by Pendinas Ltd., a company wholly owned by Mr. G. R. Williams.

(8) During the year ended December 31, 2012, Pendinas Ltd. acquired 4,287,000 shares from Mr. G. R. Williams. Mr. G. R. Williams is not related to Mr. T. M. Williams nor Mr. J. M. Williams.

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

PART IV

ITEMS 15.  EXHIBITS

The exhibits required by Item 601 of Regulation S-K are listed in the accompanying Exhibit Index at the end of this report.  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K/A has been identified.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BINGO.COM, LTD.

By:       /s/ J. M. Williams

J. M. Williams

Chief Executive Officer

Date:    August 9, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By:       /s/ J. M. Williams                          Chief Executive Officer                 August 9, 2012

J. M. Williams

By:       /s/ H. W. Bromley                     Chief Financial Officer                      August 9, 2011

H. W. Bromley                         (Principal Financial and

Principal Accounting Officer)

EXHIBIT 31.1

CERTIFICATIONS

I, J. M. Williams, certify that:

1.   I have reviewed this annual report on Form 10-K/A of Bingo.com, Ltd.;

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

Signed :            /s/ J. M. Williams                                                                      Date : August 9, 2012

J. M. Williams,

Chief Executive Officer,

(Principal Executive Officer)

EXHIBIT 31.2

CERTIFICATIONS

I, H. W. Bromley, certify that:

1.   I have reviewed this annual report on Form 10-K/A of Bingo.com, Ltd.;

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

Signed : /s/ H. W. Bromley                                                                   Date : August 9, 2012

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Bingo.com, Ltd. (the "Company") on Form 10-K/A for the period ended December 31, 2011, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        August 9, 2012

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Bingo.com, Ltd. (the "Company") on Form 10-K/A for the period ended December 31, 2011, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        August 9, 2012

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT LIST

The following instruments are included as exhibits to this Report.  Exhibits incorporated by reference are so indicated.

Exhibit Number	Description
4.4	Convertible Debenture between the Company and unrelated parties dated July 2, 2002. (b)
4.5	Common Stock Purchase Warrant between the Company and unrelated parties dated July 2, 2002. (b)
10.2	Asset Purchase Agreement by and between Bingo, Inc. and Progressive Lumber, Corp. dated January 18, 1999. (a)
10.24	Amended Consulting Agreement dated February 28, 2002, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (c)
10.29	Amendment of Asset Purchase Agreement dated July 1, 2002. (d)
10.32	Code of Business Conduct and Ethics dated December 22, 2006. (e)
10.33	Amended Consulting Agreement dated June 16, 2010, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (f)
10.35	Consulting agreement dated April 1, 2011, between the Company and H. W. Bromley (g)
31.1	Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 9, 2012.
31.2	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 9, 2012.
32.1	Certification from the Chief Executive Officer of Bingo.com, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 9, 2012.
32.2	Certification from the Chief Financial Officer of Bingo.com, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 9, 2012.

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