Form 10-Q/A
period 2012-03-31
BINGO.COM LTD.
filed 2012-08-10
CIK 1318482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

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

 BINGO.COM, LTD.

QUARTERLY REPORT ON FORM 10-Q/A

FOR THE PERIOD ENDED MARCH 31, 2012

EXPLANATORY NOTE

Bingo.com, Ltd. (the "Company") is filing this Amendment No. 1 on Form 10-Q/A to amend our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2012, which was originally filed with the US Securities and Exchange commission (the "SEC") on May 11, 2012. (the "Original Filing") The purpose of this Amendment No.1 is to amend the financial disclosure. The following sections of the Original Filing have been revised:

-         The Consolidated balance sheet - This has been amended for the quarter ended March 31, 2012 and the year ended December 31, 2011, to expense the purchase of the remaining 4% Domain Name Purchase payments for $900,000, in accordance with ASC Topic 420-10-25-11. This had the effect to reduce the intangible asset and to increase the retained deficit by $900,000 for the quarter ended March 31, 2012 and the year ended December 31, 2011.

-         The Consolidated Statement of Stockholders' Equity - This has been amended to restate the retained deficit for the quarter ended March 31, 2012 and the year ended December 31, 2011, was amended to expense the purchase of the remaining 4% Domain Name Purchase payments for $900,000,in accordance with ASC Topic 420-10-25-11.

This Amendment No.1 does not reflect events that that occurred after the filing of the Original Filing and does not modify or update the disclosure therein in any way other than as required to reflect the matters set forth above. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events or discoveries and information contained in the Original Filing and not affected by these restatements and reclassifications are unchanged. This Form 10-Q/A should be read in conjunction with the Company's filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements.

BINGO.COM, LTD. and Subsidiaries

Restated Consolidated Balance Sheets

(Unaudited)

As at	March 31, 2012	December 31, 2011 (Restated Note 3 & 4)

Assets
Current assets:
Cash	$673,999	$787,524
Accounts receivable less allowance for doubtful accounts $150,000 (December 31, 2011 - $150,000)	304,341	148,119
Prepaid expenses	181,785	219,279
Total Current Assets	1,160,125	1,154,922

Equipment, net	13,855	14,827

Other assets	12,262	11,977

Domain name rights and intangible assets (Note 4)	1,257,241	1,257,241

Deferred tax asset, less valuation allowance of $142,566 (December 31, 2011 - $141,699) (Note 7)	-	-

Total Assets	$2,443,483	$2,438,967

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$22,078	$13,261
Accrued liabilities	77,204	72,349
Accounts payable and accrued liabilities - related party (Note 8)	26,455	10,681
Total Current Liabilities	125,737	96,291

Commitments (Note 6)

Stockholders' equity (Note 5):
Common stock, no par value, unlimited shares authorized, 63,877,703 shares issued and outstanding (December 31, 2011 - 63,877,703)	18,237,685	18,237,685
Accumulated deficit	(15,944,519)	(15,919,589)
Accumulated other comprehensive income: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	2,317,746	2,342,676

Total Liabilities and Stockholders' Equity	$2,443,483	$2,438,967

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

BINGO.COM, LTD. and Subsidiaries

Restated Consolidated Statements of Stockholders' Equity

For the period ended March 31, 2012

(Unaudited)

	Common stock		Accumulated Other Comprehensive income
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2011 (Restated Note 3)	63,877,703	$18,237,685	$(15,919,589)	$ 24,580	$2,342,676

Net loss	-	-	(24,930)	-	(24,930)
Balance, March 31, 2012	63,877,703	$18,237,685	$ (15,944,519)	$ 24,580	$ 2,317,746

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

BINGO.COM, LTD. and Subsidiaries

Restated notes to Consolidated Financial Statements

Three months ended March 31, 2012 and 2011

(Unaudited)

1.         Basis of Presentation:

The accompanying unaudited financial statements have been prepared by Bingo.com, Ltd. ("the Company") in conformity with accounting principles generally accepted in the United States of America applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations.  In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented.  All adjustments are of a normal recurring nature, except as otherwise noted below.  These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2011, included in the Company's Annual Report on Form 10-K/A, filed August 9, 2012, with the Securities and Exchange Commission.  The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Continuing operations

These consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses from operations for the quarter ended March 31, 2012 and 2011, and has an accumulated deficit of $15,944,519 as at March 31, 2012.

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

BINGO.COM, LTD. and Subsidiaries

Restated notes to Consolidated Financial Statements

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

(c)     Revenue recognition:

Gaming revenues have been recognized on the basis of total dollars wagered, less commissions on all games less all winnings payable to players.

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

BINGO.COM, LTD. and Subsidiaries

Restated notes to Consolidated Financial Statements

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

BINGO.COM, LTD. and Subsidiaries

Restated notes to Consolidated Financial Statements

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

BINGO.COM, LTD. and Subsidiaries

Restated notes to Consolidated Financial Statements

Three months ended March 31, 2012 and 2011

(Unaudited)

2.   Summary of significant accounting policies (Continued):

(g)  New accounting pronouncements: (Continued)

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income.  This Update defers changes in Update 2011-05 that relate to how, when, and where reclassification adjustments are presented. The amendments are being made to allow the Board time to deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and the other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU No. 2011-12 by the Company did not have a material impact on the presentation of our results of operations.

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

BINGO.COM, LTD. and Subsidiaries

Restated notes to Consolidated Financial Statements

Three months ended March 31, 2012 and 2011

(Unaudited)

3.         Restatement:

This filing amends and restates our previously reported financial statements for the quarter ended March 31, 2012, to reflect the following adjustments

-    The Consolidated balance sheet - This has been amended for the quarter ended March 31, 2012 and the year ended December 31, 2011, to expense the purchase of the remaining 4% Domain Name Purchase payments for $900,000, in accordance with ASC Topic 420-10-25-11. This had the effect to reduce the intangible asset and to increase the retained deficit by $900,000 for the quarter ended March 31, 2012 and the year ended December 31, 2011.

-    The Consolidated Statement of Stockholders' Equity - This has been amended to restate the retained deficit for the quarter ended March 31, 2012 and the year ended December 31, 2011, was amended to expense the purchase of the remaining 4% Domain Name Purchase payments for $900,000,in accordance with ASC Topic 420-10-25-11.

4.    Domain name rights and intangible asset:

The rights to use the domain name Bingo.com were acquired in January of 1999 for a cash payment of $200,000 and the issuance of 500,000 shares of common stock of the Company at a value of $2.00 per share. The agreement was signed with Bingo, Inc., an unrelated party at the date of signing of the agreement. Under the terms of the agreement, the Company was required to make quarterly domain name purchase payments to the vendor based on 4% of annual gross revenue (as defined in the agreement), with total minimum payments of $1,100,000 in the first three years, including the initial cash payment, required over the 99 year period ending December 31, 2098. These minimum payment commitments were completed on June 30, 2002. During the year ended December 31, 2002, the agreement was amended so that the remaining domain name purchase payments to the vendor were made monthly, based on 4% of the preceding month's gross revenue. During the year ended December 31, 2010, the Company purchased the remaining Domain Name payments for $900,000, with the issuance of 6,000,000 common shares of the Company, at a value of $0.15 per share. During the quarter ended March 31, 2011, expense payments of $nil (March 31, 2010 - $50,220) were paid in accordance with the amended agreement.

Domain name rights have been capitalized on the balance sheet based on the present value of the future minimum purchase payments. In 2002, the Company suspended the amortization of the domain name in accordance with ASC 350, Intangibles - Goodwill and Others, where companies are no longer permitted to amortize indefinite life intangible assets.

March 31, 2012 (Restated)	Cost	Accumulated amortization	Net book Value

Domain name rights	$1,934,500	$677,259	$1,257,241

December 31, 2011 (Restated)	Cost	Accumulated amortization	Net book Value

Domain name rights	$1,934,500	$677,259	$1,257,241

BINGO.COM, LTD. and Subsidiaries

Restated notes to Consolidated Financial Statements

Three months ended March 31, 2012 and 2011

(Unaudited)

5.    Stockholder's Equity:

During the quarter ended March 31, 2012, the Company recorded stock based compensation expense of $nil (March 31, 2011 - $nil) and $nil (March 31, 2011 - $2,830) in consulting fees on options vested.

No options were granted or exercised during the period ended March 31, 2012.

6.   Commitments:

The Company leases office facilities in Vancouver, British Columbia, Canada, The Valley, Anguilla, British West Indies and London, United Kingdom. These office facilities are leased under operating lease agreements. The Canadian operating lease expires on April 30, 2014. The Anguillan operating lease expired on April 1, 2011 but automatically renews for a future 3 months until a 3 month cancelation notice is given. The United Kingdom lease is leased from Bingo, Inc. This lease is for 30 days and is automatically renewed with a 30 day notice period.

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

7.    Income Taxes

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

BINGO.COM, LTD. and Subsidiaries

Restated notes to Consolidated Financial Statements

Three months ended March 31, 2012 and 2011

(Unaudited)

7.    Income Taxes (Continued):

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

8.    Related Party Transactions

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

BINGO.COM, LTD. and Subsidiaries

Restated notes to Consolidated Financial Statements

Three months ended March 31, 2012 and 2011

(Unaudited)

9.    Segmented information: (Continued)

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

10.         Concentrations

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

BINGO.COM, LTD. and Subsidiaries

Restated notes to Consolidated Financial Statements

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

 ITEM 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis or Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below.  Bingo.com, Ltd.'s (the "Company", "we", or "us") actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and the Management Discussion and Analysis or plan of Operations included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011.

FORWARD LOOKING STATEMENTS

All statements contained in this Quarterly Report on Form 10-Q/A and the documents incorporated herein by reference, as well as statements made in press releases and oral statements that may be made by us or by officers, directors or employees acting on our behalf, that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Readers should consider statements that include the terms "believe," "belief," "expect," "plan," "anticipate," "intend" or the like to be uncertain and forward-looking. In addition, all statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin, anticipated expense levels and liquidity and capital resources, constitute forward-looking statements. Particular attention should be paid to the facts of our limited operating history, the unpredictability of our future revenues, our need for and the availability of capital resources, the evolving nature of our business model, and the risks associated with systems development, management of growth and business expansion.  Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear.  Readers should consider the risks more fully described in our Annual Report on Form 10-K/A for the year ended December 31, 2011, filed with the Securities and Exchange Commission (the "SEC") and should not place undue reliance on any forward-looking statements.

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

The Company generates its main source of revenue from players who deposit funds into their Bingo.com accounts and play games for money.  An additional source of revenue comes from selling advertising on the website to other companies who wish to advertise their products to our user demographic.  During the year ended December 31, 2010, Bingo.com joined the Unibet International Limited ("Unibet") Partner Program as a network operator of their multi-language and multi-currency bingo and casino system.  The Unibet Partner Program provides a turnkey solution to Bingo.com which includes gambling licenses, multi-language customer support, financial processing capabilities, website technology, bingo games, soft games, casino games and many other services required to operate an online gambling business.  Bingo.com players continue to play on the website www.bingo.com but now participate in bingo rooms shared across the entire Unibet Partner Program alongside players from Mariabingo.com, Bingo.se, and other white label partner sites. These combined games increase the gaming liquidity and create one of the largest and most international online gaming systems in operation.

Unibet is paid a commission based on a fixed percentage of the gaming revenues generated on the Bingo.com website.  This agreement was for 2 years and automatically extends for additional years unless written notice is provided. Unibet will own, create and run the service offered and it will be the Company's responsibility to drive traffic to the website.  Bingo.com continues to own the player data contained within the database of players that register at www.bingo.com. As a member of the Partner Program, Bingo.com is not required to secure or maintain any online gambling licenses of its own as the Company is permitted to offer Internet gambling products to its players pursuant to Unibet's licenses in relevant jurisdictions.

Since joining the Unibet Partner Program, we embarked on a cost focused restructure of the Bingo.com organization which has included a significant staff downsizing, the termination of hosting and other operational contracts, the sale of computer hardware, a reduction in office space, the release of both our Maltese and Curacao gaming licenses, and much more.  The Bingo.com restructuring program was completed in the quarter ending June 30, 2011.  The remaining costs of Bingo.com are now focused behind the marketing function of the organization as we attempt to establish the Bingo.com brand in the new markets in which we now operate to generate increasing amounts of targeted Internet traffic to www.bingo.com and build a large base of valuable customers.  We intend to expand our business, leveraging the many different languages and currencies supported by Unibet's system, by launching targeted marketing campaigns in jurisdictions which we expect will be most responsive to Bingo.com's online offering.

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

We have made a significant investment in the development of our website, the purchase of our domain name, branding, marketing, and operations.  As a result we have incurred significant losses since inception, and as of March 31, 2012, had an accumulated deficit of $15,944,519.

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

Revenue recognition:

The Company generates the majority of its revenue from gaming revenue. Gaming revenues have been recognized on the basis of total dollars wagered, less commissions on all games less all winnings payable to players.

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

Date:	August 9, 2012	BINGO.COM, LTD.
(Registrant)
Date:	August 9, 2012	/S/ J.M. Williams
J. M. Williams, Chief Executive Officer, and President (Principal Executive Officer)
Date:	August 9, 2012	/S/ H. W. Bromley
H.W. Bromley, Chief Financial Officer (Principal Accounting Officer)

EXHIBIT 31.1

CERTIFICATIONS

I, J. M. Williams, certify that:

1.    I have reviewed this quarterly report on Form 10-Q/A of Bingo.com, Ltd.;

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

Signed:  /S/ J. M. Williams                                                        Date: August 9, 2012

J. M. Williams,

Chief Executive Officer and President

(Principal Executive Officer)

EXHIBIT 31.2

CERTIFICATIONS

I, H. W. Bromley, certify that:

1.   I have reviewed this quarterly report on Form 10-Q/A of Bingo.com, Ltd.;

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the "Company") on Form 10-Q/A for the period ended March 31, 2012, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the "Company") on Form 10-Q/A for the period ended March 31, 2012, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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