Form 10-Q
period 2012-06-30
BINGO.COM LTD.
filed 2012-08-13
CIK 1318482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer's common stock, no par value per share, was 63,877,703 as of August 13, 2012.

 BINGO.COM, LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2012

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

As at	June 30, 2012	December 31, 2011 (Restated Note 3)

Assets
Current assets:
Cash	$745,478	$787,524
Accounts receivable less allowance for doubtful accounts $150,000 (December 31, 2011 - $150,000)	255,147	148,119
Prepaid expenses	86,008	219,279
Total Current Assets	1,086,633	1,154,922

Equipment, net	12,663	14,827

Other assets	11,942	11,977

Domain name rights and intangible assets (Note 4)	1,257,241	1,257,241

Deferred tax asset, less valuation allowance of $142,682 (December 31, 2011 - $141,699) (Note 7)	-	-

Total Assets	$2,368,479	$2,438,967

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$20,719	$13,261
Accrued liabilities	43,938	72,349
Accounts payable and accrued liabilities - related party (Note 8)	14,984	10,681
Total Current Liabilities	79,641	96,291

Commitments (Note 6)

Stockholders' equity (Note 5):
Common stock, no par value, unlimited shares authorized, 63,877,703 shares issued and outstanding (December 31, 2011 - 63,877,703)	18,237,685	18,237,685
Accumulated deficit	(15,973,427)	(15,919,589)
Accumulated other comprehensive income: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	2,288,838	2,342,676

Total Liabilities and Stockholders' Equity	$2,368,479	$2,438,967

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

For Periods Ended June 30, 2012 and 2011

(Unaudited)

	Six Months ended June 30, 2012	Six Months ended June 30, 2011	Three Months ended June 30, 2012	Three Months ended June 30, 2011

Advertising revenue	$27,255	$26,946	$7,873	$11,079
Gaming revenue	726,794	583,590	339,869	352,413
Total revenue	754,049	610,536	347,742	363,492

Operating expenses:
Depreciation and amortization	2,372	4,393	1,192	1,743
Directors fees	6,500	6,500	4,000	4,500
General and administrative	123,124	159,184	56,882	83,754
Loss on disposal of equipment	-	9,209	-	2,332
Salaries, wages, consultants and benefits	200,317	547,927	97,210	104,399
Selling and marketing	486,750	657,821	188,411	161,142
Total operating expenses	819,063	1,385,034	347,695	357,870

(Loss) Income before other income (expense) and income taxes	(65,014)	(774,498)	47	5,622

Other income (expense):
Foreign exchange gain (loss)	10,402	40,512	(29,245)	2,151
Interest and other income	834	1,826	290	772

(Loss) Income before income taxes	(53,778)	(732,160)	(28,908)	8,545

Income tax expense	(60)	(2,652)	-	(25)

Net (loss) income	$(53,838)	$(734,812)	$(28,908)	$8,520

Net (loss) income per common share, basic and diluted	$(0.00)	$(0.01)	$(0.00)	$0.00

Weighted average common shares outstanding, basic and diluted	63,877,703	63,877,703	63,877,703	63,877,703

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the period ended June 30, 2012

(Unaudited)

	Common stock		Accumulated Other Comprehensive income
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2011 (Restated Note 3)	63,877,703	$18,237,685	$(15,919,589)	$ 24,580	$2,342,676

Net loss	-	-	(53,838)	-	(53,838)
Balance, June 30, 2012	63,877,703	$18,237,685	$ (15,973,427)	$ 24,580	$ 2,288,838

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2012 and 2011

(Unaudited)

	2012	2011
Cash flows from operating activities:
Net loss	$(53,838)	$(734,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,372	4,393
Loss on disposal of equipment	-	9,209
Issuance of consultant stock option	-	4,245
Changes in operating assets and liabilities:
Accounts receivable	(107,028)	(91,106)
Prepaid expenses	133,271	356,078
Other assets	35	855
Accounts payable and accrued liabilities	(16,650)	(53,811)
Net cash used in operating activities	(41,838)	(504,949)

Cash flows from investing activities:
Acquisition of equipment	(208)	(5,007)
Net cash used in investing activities	(208)	(5,007)

Change in cash	(42,046)	(509,956)

Cash, beginning of period	787,524	1,396,384
Cash, end of period	$745,478	$886,428

Supplementary information:
Interest paid	$-	$-
Income taxes paid	$1,363	$5,380
Non-cash financing activity	$-	$-
Non-cash investing activity	$-	$-

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six Months ended June 30, 2012 and 2011

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

Continuing operations

These consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses from operations for the quarter ended June 30, 2012 and 2011, and has an accumulated deficit of $15,973,427 as at June 30, 2012.

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

Six Months ended June 30, 2012 and 2011

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

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six Months ended June 30, 2012 and 2011

(Unaudited)

2.         Summary of significant accounting policies:

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

(g)  New accounting pronouncements and changes in accounting policy:

In December 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-11, "Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities".   The guidance in this update requires the Company to disclose both gross information and net information about both financial instruments and transactions eligible for offset in the balance sheet and transactions subject to an agreement similar to a master netting arrangement. The amendment is designed to enhance disclosures about the financial instruments and derivatives, which will allow the users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position. The scope includes derivatives, repurchase agreements and security borrowings. The pronouncement is effective for fiscal years and interim periods beginning on or after January 1, 2013 with

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six Months ended June 30, 2012 and 2011

(Unaudited)

2.         Summary of significant accounting policies:

(g)  New accounting pronouncements and changes in accounting policy: (Continued)

retrospective application for all comparative periods presented.  The Company's adoption of the new standard is not expected to have a material effect on the Company's consolidated financial position or results of operations.

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

In July 2012, the FASB issued ASC Update No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment . Update No. 2012-02 provides companies with the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If the company concludes that it is more likely than not that the asset is impaired, it is required to determine the fair value of the intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value in accordance with Topic 350. If the company concludes otherwise, no further quantitative assessment is required. In addition, ASU 2012-02 does not revise the requirement to test indefinite-lived intangible assets annually for impairment, and does not amend the requirement to test indefinite-lived intangible assets for impairment between annual tests if there is a change in events or circumstances. However, it does revise the examples of events and circumstances to be considered in interim periods. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company is assessing the impact that the adoption of ASU 2012-12 may have on its financial reporting for future periods.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six Months ended June 30, 2012 and 2011

(Unaudited)

2.         Summary of significant accounting policies:

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

3.         Restatement:

This filing amends and restates our previously reported financial statements for the year ended December 31, 2011, to reflect the following adjustments

-    The Consolidated balance sheet - This has been amended for the year ended December 31, 2011, to expense the purchase of the remaining 4% Domain Name Purchase payments for $900,000, in accordance with ASC Topic 420-10-25-11. This had the effect to reduce the intangible asset and to increase the accumulated deficit by $900,000 for the year ended December 31, 2011.

-    The Consolidated Statement of Stockholders' Equity - This has been amended to restate the accumulated deficit for the year ended December 31, 2011,  to expense the purchase of the remaining 4% Domain Name Purchase payments for $900,000,in accordance with ASC Topic 420-10-25-11.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six Months ended June 30, 2012 and 2011

(Unaudited)

4.    Domain name rights and intangible asset:

The rights to use the domain name Bingo.com were acquired in January of 1999 for a cash payment of $200,000 and the issuance of 500,000 shares of common stock of the Company at a value of $2.00 per share. The agreement was signed with Bingo, Inc., an unrelated party at the date of signing of the agreement. Under the terms of the agreement, the Company was required to make quarterly domain name purchase payments to the vendor based on 4% of annual gross revenue (as defined in the agreement), with total minimum payments of $1,100,000 in the first three years, including the initial cash payment, over the 99 year period ending December 31, 2098. These minimum payment commitments were completed on June 30, 2002. During the year ended December 31, 2002, the agreement was amended so that the remaining domain name purchase payments to the vendor were made monthly, based on 4% of the preceding month's gross revenue. During the year ended December 31, 2010, the Company purchased the remaining Domain Name payments for $900,000, with the issuance of 6,000,000 common shares of the Company, at a value of $0.15 per share. In accordance with ASC Topic 420-10-25-11, the Company expensed the Domain Name Purchase payments of $900,000 during the year ended December 31, 2010.

Domain name rights have been capitalized on the balance sheet based on the present value of the future minimum purchase payments. In 2002, the Company suspended the amortization of the domain name in accordance with ASC 350, Intangibles - Goodwill and Others, where companies are no longer permitted to amortize indefinite life intangible assets.

June 30, 2012	Cost	Accumulated amortization	Net book Value

Domain name rights	$1,934,500	$677,259	$1,257,241

December 31, 2011 (Restated note 3)	Cost	Accumulated amortization	Net book Value

Domain name rights	$1,934,500	$677,259	$1,257,241

5.    Stockholder's Equity:

During the quarter ended June 30, 2012, the Company recorded stock based compensation expense of $nil (June 30, 2011 - $nil) and $nil (June 30, 2011 - $1,415) in consulting fees on options vested.

No options were granted or exercised during the period ended June 30, 2012.

6.   Commitments:

The Company leases office facilities in Vancouver, British Columbia, Canada, The Valley, Anguilla, British West Indies and London, United Kingdom. These office facilities are leased under operating lease agreements. The Canadian operating lease expires on April 30, 2014. The Anguillan operating lease expired on April 1, 2011 but automatically renews for a further 3 month period until a 3 month cancelation notice is given. The United Kingdom lease is leased from Bingo, Inc. This lease is for 30 days and is automatically renewed with a 30 day notice period.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six Months ended June 30, 2012 and 2011

(Unaudited)

6.   Commitments: (Continued)

Minimum lease payments under these operating leases are approximately as follows:

2012	$14,445
2013	18,332
2014	6,027

The Company paid rent expense totaling $18,446 for the quarter ended June 30, 2012 (June 30, 2011 - $43,971).

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2012, and December 31, 2011, are presented below:

	June 30, 2012	December 31, 2011
Deferred tax assets:
Net operating loss carry forwards	$142,682	$141,699

Valuation Allowance	(142,682)	(141,699)
	$-	$-

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

8.    Related Party Transactions

The Company has a liability of $nil (December 31, 2011 - $3,900), to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by the current director and officer of the Company.

The Company has a liability to Bingo, Inc. for rental of the UK office of $nil (December 31, 2011 - $nil) for rental for the quarter ended June 30, 2012 of $11,874 (Quarter ended June 30, 2011 - $nil).

The Company has a liability of $10,002 (December 31, 2011 - $4,001), to the independent directors of the Company for payment of services rendered. The Company incurred independent directors fees of $4,000 for the quarter ended June 30, 2012. (Quarter ended June 30, 2011 - $4,500)

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six Months ended June 30, 2012 and 2011

(Unaudited)

8.    Related Party Transactions: (Continued)

The Company has a liability of $4,982 (December 31, 2011 - $2,780), to an officer of the Company for payment of services rendered and expenses incurred of $14,239 during the quarter ended June 30, 2012 (Quarter ended June 30, 2011 - $20,573), by the officer of the Company.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

9.    Segmented information:

Revenue

The Company operates in one reportable business segment, the business of marketing games and entertainment based principally on the game of bingo through its Internet portal, Bingo.com.   Bingo.com is supported by the revenue generated from the deposits received for the games for money and by selling advertising on the website.  The revenue for the quarters ended June 30, 2012 and 2011, has been derived primarily from the revenue generated from the deposits received for the games for money.

The Company had the following revenue by geographical region.

	Six Months ended June 30, 2012	Six Months ended June 30, 2011	Three Months ended June 30, 2012	Three Months ended June 30, 2011

Gaming revenue
Western Europe	$106,839	$109,758	$36,262	$74,955
Central, Eastern and Southern Europe	12,060	20,812	2,418	10,406
Nordics	597,452	445,065	298,319	262,710
Other	10,443	7,955	2,870	4,342
Total gaming revenue	$726,794	$583,590	$339,869	$352,413

Advertising revenue
Nordics	$2,050	$2,216	$338	$1,592
Other	25,205	24,730	7,535	9,487
Total advertising revenue	$27,255	$26,946	$7,873	$11,079

Total revenue
Western Europe	$106,839	$109,758	$36,262	$74,955
Central, Eastern and Southern Europe	12,060	20,812	2,418	10,406
Nordics	599,502	447,281	298,657	264,302
Other	35,648	32,685	10,405	13,829
Total revenue	$754,049	$610,536	$347,742	$363,492

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six Months ended June 30, 2012 and 2011

(Unaudited)

9.    Segmented information: (Conitnued)

Equipment

The Company's equipment is located as follows:

Net Book Value	June 30, 2012	December 31, 2011

Anguilla	$1,090	$1,308
Canada	7,286	8,374
United Kingdom	1,413	1,696
United States of America	2,874	3,449
	$12,663	$14,827

10.       Concentrations

Major customers

For the quarter ended June 30, 2012, there was no single player on the gaming site who had wagered more than 10% of the total gaming revenue. The Company is reliant on Unibet, a related party, to provide contracted services pursuant to its Partner Program. The Company has a receivable from Unibet of $245,137 as at June 30, 2012 (December 31, 2011 - $133,363).

During the quarter ended June 30, 2012 and 2011, the Company offered limited advertising. Therefore there were no advertising sales representing more than 10% of the total sales.

11.  Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions. At June 30, 2012, the Company had total cash balances of $745,478 (December 31, 2011 - $787,524) at financial institutions, where $382,878 (December 31, 2011 - $436,719) is in excess of federally insured limits. The Company has concentrations of credit risk with respect to accounts receivable, as large amounts of its accounts receivable are concentrated geographically in the United Kingdom amongst a small number of customers.

As of June 30, 2012, the Company had one customer totaling $245,137, who accounted for total accounts receivable greater than 10%. As of December 31, 2011, the Company had one customer, totaling $133,363 who accounted for greater than 10% of the total accounts receivable.

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

Since joining the Unibet Partner Program, we embarked on a cost focused restructure of the Bingo.com organization which has included a significant staff downsizing, the termination of hosting and other operational contracts, the sale of computer hardware, a reduction in office space, the release of both our Maltese and Curacao gaming licenses, and much more.  The Bingo.com restructuring program was completed in the quarter ending June 30, 2011.  The remaining costs of Bingo.com are now focused behind the marketing function of the organization as we attempt to generate increasing amounts of targeted Internet traffic to www.bingo.com and build a large base of valuable customers.  We intend to expand our business, leveraging the many different languages and currencies supported by Unibet's system, by launching targeted marketing campaigns in jurisdictions which we expect will be most responsive to Bingo.com's online offering.

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

Gaming revenue from the Bingo.com website accounted for approximately 98% of our revenue for the quarter ended June 30, 2012.

We have made a significant investment in the development of our website, the purchase of our domain name, branding, marketing, and operations.  As a result we have incurred significant losses since inception, and as of June 30, 2012, had an accumulated deficit of $15,973,427.

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

RESULTS OF OPERATIONS

            Revenue

Total revenue for the quarter ended June 30, 2012, was $347,742, a decrease of 4% from revenue of $363,492 for second quarter of 2011 and a decrease of 14% from revenue of $406,307, in the first quarter of 2012. Gaming Revenue was $339,869, a decrease of 4% in the quarter ended June 30, 2012, compared Gaming Revenue of $352,413 in the second quarter of 2011 and a 12% decrease from revenue of $386,925 in the first quarter of 2012. This decrease compared to the second quarter of 2011 and the first quarter of fiscal 2012 is due to negative gaming results where we had some large winners. We earned advertising revenue of $7,873 in the quarter ended June 30, 2012, a decrease of 29% from advertising revenue of $11,079 in the second quarter of 2011 and a decrease of 59% from advertising revenue of $19,382 in the first quarter of 2012.

            Sales and marketing expenses

Sales and marketing expenses were $188,411 for the quarter ended June 30, 2012, an increase of 17% over expenses of $161,142 in the second quarter of 2011 and a decrease of 37% from expenses of $298,339 in the first quarter of 2012. Sales and marketing expenses principally include costs for signup bonuses, television marketing, Search Engine Optimization expenses, prizes for our players and other bonuses and incentives offered to gaming players. The increase in sales and marketing expenses for the quarter ended June 30, 2012, compared to the second quarter of 2011 is due to a larger media budget in the second quarter of fiscal 2012. The decrease in sales and marketing expenses for the quarter ended June 30, 2012, compared to the first quarter of 2012, is due to a reduction in marketing efforts during the quarter ended June 30, 2012.

We expect to continue to incur sales and marketing expenses to increase traffic and, consequently, deposits to our web portal. These costs will include affiliate commissions, salaries, advertising media purchases, and other promotional expenses intended to increase our subscriber base and improve gaming revenue. There can be no assurances that these expenditures will result in increased traffic or significant additional revenue.

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our office, legal and professional fees, and other general corporate and office expenses. General and administrative expenses decreased to $56,882 for the second quarter of 2012, a decrease of 32% from costs of $83,754 for the second quarter of 2011 and a decrease of 14% from costs of $66,242 in the first quarter of 2012. General and administrative expenses have decreased in comparison to the prior year due to the restructuring program completed in June 2011.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants and benefits decreased to $97,210 for the quarter ended June 30, 2012, a decrease of 7% compared to salaries, wages, consultants and benefits of $104,399 in the second quarter of 2011 and a decrease of 6%, over salaries, wages, consultants and benefits of $103,107 in the first quarter of 2012. The majority of the Company's salaries, wages, consultants and benefits are incurred in Canadian Dollars. This decrease compared to the second quarter of 2011 and the first quarter of 2012, is due to a decrease in consulting expenses required in the second quarter of 2012.

Depreciation and amortization

Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years. Depreciation and amortization decreased to $1,192 during the quarter ended June 30, 2012, a decrease over costs of $1,743 during the same quarter in the prior year and an increase from costs of $1,180 in the first quarter of 2012. This decrease in depreciation and amortization compared to the second quarter of fiscal 2011, is due to the aging of the Company's equipment and the disposal of obsolete equipment.

Income taxes

The Company incurred income tax expense of $nil during the quarter ended June 30, 2012, in relation to profits earned in its subsidiaries in different jurisdictions compared to taxation expense of $25 in the second quarter of fiscal 2011 and taxation expense of $60 in the first quarter of fiscal 2012. During the year ended December 31, 2005, Bingo.com, Inc. merged with its subsidiary Bingo.com, Ltd. in Anguilla, British West Indies. Anguilla is a zero tax jurisdiction.

            Net loss and loss per share

Net loss for the three months ended June 30, 2012, amounted to ($28,908), a loss of ($0.00) per share, an increase in net loss compared to a net gain of $8,520, a gain of $0.00 per share for the same period in 2011 and an increase in net loss of 16% compared to a net loss of ($24,930) or loss of ($0.00) per share in the first quarter of 2012. The increase in net loss for the quarter ended June 30, 2012, compared to the second quarter of 2011 and the first quarter of 2012, is due to the decrease in revenue as a result of several large winners during the quarter and fluctuating foreign exchange rates.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $745,478 and positive working capital of $1,006,992 at June 30, 2012.  This compares to cash of $787,524 and positive working capital of $1,058,631 at December 31, 2011.

During the quarter ended June 30, 2012, we provided cash of $71,479 from operating activities compared to providing cash of $47,542 in the same period in the prior year and compared to using cash of $113,317 in the first quarter of 2012.

Our future capital requirements will depend on a number of factors, including costs associated with the marketing of our Web portal, the success and acceptance of gaming operations and the possible acquisition of complementary businesses, products and technologies.

ITEM 4T.       Controls and Procedures

(a)        Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2012. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2012, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings

We are not currently a party to any legal proceeding, and was not a party to any other legal proceeding during the quarter ended June 30, 2012. We are currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended June 30, 2012.

ITEM 3.          Defaults Upon Senior Securities

Not applicable.

ITEM 4.          Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2012, we held our Annual Meeting of Stockholders for the purposes of electing our directors and to ratify the appointment of Davidson & Company LLP, Chartered Accountants, as our independent auditors for the 2012 fiscal year. The Company issued a schedule 14A proxy statement to the shareholders on May 17, 2012.

All nominees for directors were elected and the appointment of auditors was ratified. The voting on each matter is set forth below:

Nominee                                 For                  Against            Abstain            Not Voted

T. M. Williams                          44,720,285            900                15,070               11,208,551

J. M. Williams                           44,719,785         1,400                15,070               11,208,551

C. M. Devereux                        44,720,285            900                15,070               11,208,551

G. Whitton                                44,716,235         4,950                15,070               11,208,551

F. Curtis                                   44,716,235         4,950                15,070               11,208,551

E. Lungerud                              44,715,735         5,450                15,070               11,208,551

Proposal to ratify the appointment of Davidson & Company LLP, Chartered Accountants as our independent auditors for the 2012 fiscal year.

            For                  Against            Abstain            Not Voted

            55,514,923         8,434                421,449                         -

ITEM 5.          Other Information

The Company did not enter any new reportable agreements during the quarter ended June 30, 2012.

ITEM 6.          Exhibits and reports on Form 8-K

Exhibits

The following instruments are included as exhibits to this Report.  Exhibits incorporated by reference are so indicated.

Exhibit Number	Description
4.4	Convertible Debenture between the Company and unrelated parties dated July 2, 2002. (b)
4.5	Common Stock Purchase Warrant between the Company and unrelated parties dated July 2, 2002. (b)
10.2	Asset Purchase Agreement by and between Bingo, Inc. and Progressive Lumber, Corp. dated January 18, 1999. (a)
10.24	Amended Consulting Agreement dated February 28, 2002, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (c)
10.29	Amendment of Asset Purchase Agreement dated July 1, 2002. (d)
10.32	Code of Business Conduct and Ethics dated December 22, 2006. (e)
10.33	Amended Consulting Agreement dated June 16, 2010, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (f)
10.35	Consulting agreement dated April 1, 2011, between the Company and H. W. Bromley (g)
10.36	The Marketing Service Agreement between the Bingo.com, Ltd. wholly owned subsidiary, Coral Reef Marketing Inc. and with Unibet International Limited dated March 19, 2010. (h)
31.1

Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 13, 2012 2012.

31.2

Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 13, 2012, 2012.

32.1	Certification from the Chief Executive Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 13, 2012, 2012.
32.2	Certification from the Chief Financial Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 13, 2012, 2012.

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

(e) Previously filed with the Company's report on Form 8-K on December 26, 2006.

(f) Previously filed with the Company's report on Form 8-K on June 17, 2010.

(g) Filed with the Company's report on Form 10-Q on May 12, 2011.

(h) Previously field with the Company's report on Form 8-K/A on June 18, 2012.

Reports on Form 8-K.

During the quarter ended June 30, 2012, we filed the following Form 8-K:

- An Form 8-K/A for the amended redaction of the Marketing Service Agreement with Unibet International Limited.

- An Form 8-K announcing the results of our Annual General Meeting.

Reports Subsequent to the quarter ended June 30, 2012.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 13, 2012	BINGO.COM, LTD.
(Registrant)
Date:	August 13, 2012	/S/ J.M. Williams
J. M. Williams, Chief Executive Officer, and President (Principal Executive Officer)
Date:	August 13, 2012	/S/ H. W. Bromley
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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of June 30, 2012, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ J. M. Williams                                                        Date: August 13, 2012

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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of June 30, 2012, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ H. W. Bromley                                                      Date: August 13, 2012

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the "Company") on Form 10-Q for the period ended June 30, 2012, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        August 13, 2012

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the "Company") on Form 10-Q for the period ended June 30, 2012, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        August 13, 2012

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.