Form 10-Q/A
period 2012-06-30
BINGO.COM LTD.
filed 2012-08-24
CIK 1318482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 13, 2012 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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
31.1

Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 13, 2012 (i).

31.2

Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 13, 2012 (i).

32.1	Certification from the Chief Executive Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 13, 2012 (i).
32.2	Certification from the Chief Financial Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 13, 2012 (i).
101

The following financial information from Bingo.com, Ltd.'s Quarterly Report on From 10-Q for the quarter ended June 30, 2012, formatted in XBRL:

(i) Consolidated Balance Sheet (Unaudited) as at June 30, 2012,

(ii) Consolidated Statement of Operations (Unaudited) for the periods ended June 30, 2012 and 2011,

(iii) Consolidated Statements of Stockholders' Equity (Unaudited) for the Period ended June 30, 2012,

(iv) Consolidated Statements of CashFlows (Unaudited) for Six Months ended June 30, 2012 and 2011,

(v) Notes to Consolidated Financial Statements (Unaudited) for Six Months ended June 30, 2012 and 2011. (j)

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

(e) Previously filed with the Company's report on Form 8-K on December 26, 2006.

(f) Previously filed with the Company's report on Form 8-K on June 17, 2010.

(g) Filed with the Company's report on Form 10-Q on May 12, 2011.

(h) Previously field with the Company's report on Form 8-K/A on June 18, 2012.

(i) Filed on August 15, 2012 as an exhibit to the Registrants' Form 10-Q for the quarterly period ended June 30, 2012.

(j) Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 23, 2012	BINGO.COM, LTD.
(Registrant)
Date:	August 23, 2012	/S/ J.M. Williams
J. M. Williams, Chief Executive Officer, and President (Principal Executive Officer)
Date:	August 23, 2012	/S/ H. W. Bromley
H.W. Bromley, Chief Financial Officer (Principal Accounting Officer)