Form 10-Q
period 2012-09-30
BINGO.COM LTD.
filed 2012-11-14
CIK 1318482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer's common stock, no par value per share, was 64,877,703 as of November 14, 2012.

 BINGO.COM, LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2012

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

As at	September 30, 2012	December 31, 2011 (Restated Note 3)

Assets
Current assets:
Cash	$574,787	$787,524
Accounts receivable less allowance for doubtful accounts $150,000 (December 31, 2011 - $150,000)	296,188	148,119
Prepaid expenses	189,290	219,279
Total Current Assets	1,060,265	1,154,922

Equipment, net	11,472	14,827

Other assets	68,467	11,977

Domain name rights and intangible assets (Note 4)	1,257,241	1,257,241

Deferred tax asset, less valuation allowance of $143,544 (December 31, 2011 - $141,699) (Note 7)	-	-

Total Assets	$2,397,445	$2,438,967

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$15,815	$13,261
Accrued liabilities	50,214	72,349
Accounts payable and accrued liabilities - related party (Note 8)	13,576	10,681
Total Current Liabilities	79,605	96,291

Commitments (Note 6)

Stockholders' equity (Note 5):
Common stock, no par value, unlimited shares authorized, 63,877,703 shares issued and outstanding (December 31, 2011 - 63,877,703)	18,237,685	18,237,685
Accumulated deficit	(15,944,425)	(15,919,589)
Accumulated other comprehensive income: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	2,317,840	2,342,676

Total Liabilities and Stockholders' Equity	$2,397,445	$2,438,967

See accompanying notes to the consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

For Periods Ended September 30, 2012 and 2011

(Unaudited)

	Nine Months ended September 30, 2012	Nine Months ended September 30, 2011	Three Months ended September 30, 2012	Three Months ended September 30, 2011

Advertising revenue	$39,766	$44,875	$12,511	$17,929
Gaming revenue	1,172,031	982,393	445,237	398,803
Total revenue	1,211,797	1,027,268	457,748	416,732

Operating expenses:
Depreciation and amortization	3,563	6,083	1,191	1,690
Directors fees	9,000	9,000	2,500	2,500
General and administrative	180,694	209,681	57,570	50,497
Loss on disposal of equipment	-	9,209	-	-
Salaries, wages, consultants and benefits	291,010	643,568	90,693	95,641
Selling and marketing	797,462	877,399	310,712	219,578
Total operating expenses	1,281,729	1,754,940	462,666	369,906

(Loss) Income before other income (expense) and income taxes	(69,932)	(727,672)	(4,918)	46,826

Other income (expense):
Foreign exchange gain (loss)	44,104	8,283	33,702	(32,229)
Interest and other income	1,052	2,386	218	561

(Loss) Income before income taxes	(24,776)	(717,003)	29,002	15,158

Income tax expense	(60)	(2,651)	-	-

Net (loss) income	$(24,836)	$(719,654)	$29,002	$15,158

Net (loss) income per common share, basic and diluted	$(0.00)	$(0.01)	$0.00	$0.00

Weighted average common shares outstanding, basic and diluted	63,877,703	63,877,703	63,877,703	63,877,703

See accompanying notes to the consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the period ended September  30, 2012

(Unaudited)

	Common stock		Accumulated Other Comprehensive income
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2011 (Restated Note 3)	63,877,703	$18,237,685	$(15,919,589)	$ 24,580	$2,342,676

Net loss	-	-	(24,836)	-	(24,836)
Balance, September 30, 2012	63,877,703	$18,237,685	$ (15,944,425)	$ 24,580	$ 2,317,840

See accompanying notes to the consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Cash Flows

Six Months Ended September 30, 2012 and 2011

(Unaudited)

	2012	2011
Cash flows from operating activities:
Net loss	$(24,836)	$(719,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,563	6,083
Loss on disposal of equipment	-	9,209
Issuance of consultant stock option	-	4,245
Changes in operating assets and liabilities:
Accounts receivable	(148,069)	(105,047)
Prepaid expenses	29,989	395,956
Other assets	(481)	1,971
Accounts payable and accrued liabilities	(16,686)	(45,941)
Net cash used in operating activities	(156,520)	(453,178)

Cash flows from investing activities:
Acquisition of equipment	(208)	(5,007)
Software development	(56,009)	-
Net cash used in investing activities	(56,217)	(5,007)

Change in cash	(212,737)	(458,185)

Cash, beginning of period	787,524	1,396,384
Cash, end of period	$574,787	$938,199

Supplementary information:
Interest paid	$-	$-
Income taxes paid	$1,363	$5,380
Non-cash financing activity	$-	$-
Non-cash investing activity	$-	$-

See accompanying notes to the consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2012 and 2011

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

Continuing operations

These consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses from operations for the quarter ended September 30, 2012 and 2011, and has an accumulated deficit of $15,944,425 as at September 30, 2012.

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

Nine Months ended September 30, 2012 and 2011

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

Significant areas requiring the use of estimates include the valuation of long-lived assets, the valuation of shares issued for the purchase of the remaining Domain Name Purchase payments, software development, the collectability of accounts receivable and the valuation of deferred tax assets.  Actual results may differ significantly from these estimates.

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

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2012 and 2011

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

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

(g)  Software Development Costs:  Development costs incurred in the research and development of new software products and enhancements to existing software products for external use are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any software development costs are capitalized and amortized on a straight-line basis over the estimated economic life of the related product. The Company performs an annual review of the estimated economic life and the recoverability of such capitalized software costs. If a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off. Although the Company believes that its approach to estimates and judgments as described herein is reasonable, actual results could differ and the Company may be exposed to increases or decreases in revenue that could be material.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2012 and 2011

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(h)  New accounting pronouncements and changes in accounting policy:

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

In July 2012, the FASB issued ASC Update No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment . Update No. 2012-02 provides companies with the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If the company concludes that it is more likely than not that the asset is impaired, it is required to determine the fair value of the intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value in accordance with Topic 350. If the company concludes otherwise, no further quantitative assessment is required. In addition, ASU 2012-02 does not revise the requirement to test indefinite-lived intangible assets annually for impairment, and does not amend the requirement to test indefinite-lived intangible assets for impairment between annual tests if there is a change in events or

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2012 and 2011

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(h)  New accounting pronouncements and changes in accounting policy: (Continued)

circumstances. However, it does revise the examples of events and circumstances to be considered in interim periods. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company is assessing the impact that the adoption of ASU 2012-12 may have on its financial reporting for future periods.

(i)   Financial instruments:

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

(j)    Reclassification

Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.

3.         Restatement:

These financial statements reflect amendments as previously filed as follows:

-          The Consolidated balance sheet - This has been amended for the year ended December 31, 2011, to expense the purchase of the remaining 4% Domain Name Purchase payments for $900,000, in accordance with ASC Topic 420-10-25-11. This had the effect to reduce the intangible asset and to increase the accumulated deficit by $900,000 as at December 31, 2011.

-          The Consolidated Statement of Stockholders' Equity - This has been amended to restate the accumulated deficit as at December 31, 2011, to expense the purchase of the remaining 4% Domain Name Purchase payments for $900,000,in accordance with ASC Topic 420-10-25-11.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2012 and 2011

(Unaudited)

4.    Domain name rights and intangible assets:

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

September 30, 2012	Cost	Accumulated amortization	Net book Value

Domain name rights	$1,934,500	$677,259	$1,257,241

December 31, 2011 (Restated note 3)	Cost	Accumulated amortization	Net book Value

Domain name rights	$1,934,500	$677,259	$1,257,241

5.    Stockholder's Equity:

No options were granted or exercised during the period ended September 30, 2012.

Subsequent to the quarter ended September 30, 2012, the Company completed a private placement for 1,000,000 shares at $0.45 per share for proceeds of $450,000.

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

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2012 and 2011

(Unaudited)

6.   Commitments: (Continued)

Minimum lease payments under these operating leases are approximately as follows:

2012	$9,502
2013	18,843
2014	6,281

The Company paid rent expense totaling $18,509 for the quarter ended September 30, 2012 (September 30, 2011 - $18,086).

The Company has a management consulting agreement with T.M. Williams (Row), Inc., an Anguilla incorporated company, and Mr. Williams, a related party, for a consultancy payment of $11,666 per month payable in arrears. This contract is for the provision of services by Mr. Williams as Executive Chairman of the Company.

7.    Income Taxes :

Bingo.com, Ltd. is domiciled in the tax-free jurisdiction of Anguilla, British West Indies. However certain of the Company's subsidiaries incur income taxation.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2012, and December 31, 2011, are presented below:

	September 30, 2012	December 31, 2011
Deferred tax assets:
Net operating loss carry forwards	$143,544	$141,699

Valuation Allowance	(143,544)	(141,699)
	$-	$-

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

8.    Related Party Transactions :

The Company has a liability of $nil (December 31, 2011 - $3,900), to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by the current director and officer of the Company.

The Company has a liability to Bingo, Inc. for rental of the UK office of $7,332 (December 31, 2011 - $nil) for rental for the quarter ended September 30, 2012 of $11,850 (Quarter ended September 30, 2011 - $nil).

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2012 and 2011

(Unaudited)

8.    Related Party Transactions :

The Company has a liability of $2,502 (December 31, 2011 - $4,001), to the independent directors of the Company for payment of services rendered. The Company incurred independent directors fees of $2,500 for the quarter ended September 30, 2012. (Quarter ended September 30, 2011 - $2,500)

The Company has a liability of $1,702 (December 31, 2011 - $nil), to a director and officer of the Company for payment of services rendered and expenses incurred by the director and officer of the Company.

The Company has a liability of $2,040 (December 31, 2011 - $2,780), to an officer of the Company for payment of services rendered and expenses incurred of $13,395 during the quarter ended September 30, 2012 (Quarter ended September 30, 2011 - $14,516), by the officer of the Company.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

9.    Segmented information:

Revenue

The Company operates in one reportable business segment, the business of marketing games and entertainment based principally on the game of bingo through its Internet portal, Bingo.com.   Bingo.com is supported by the revenue generated from the deposits received for the games for money and by selling advertising on the website.  The revenue for the quarters ended September 30, 2012 and 2011, has been derived primarily from the revenue generated from the deposits received for the games for money.

The Company had the following revenue by geographical region.

	Nine Months ended September 30, 2012	Nine Months ended September 30, 2011	Three Months ended September 30, 2012	Three Months ended September 30, 2011

Gaming revenue
Western Europe	$178,928	$171,226	$72,089	$61,468
Central, Eastern and Southern Europe	16,742	26,912	4,682	6,100
Nordics	964,284	770,612	366,832	325,547
Other	12,077	13,643	1,634	5,688
Total gaming revenue	$1,172,031	$982,393	$445,237	$398,803

Advertising revenue
Nordics	$6,636	$6,896	$4,495	$4,680
Other	33,130	37,979	8,016	13,249
Total advertising revenue	$39,766	$44,875	$12,511	$17,929

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2012 and 2011

(Unaudited)

9.    Segmented information: (Continued)

Nine Months ended September 30, 2012	Nine Months ended September 30, 2011	Three Months ended September 30, 2012	Three Months ended September 30, 2011
Total Revenue
Western Europe	$178,928	$171,226	$72,089	$61,468
Central, Eastern and Southern Europe	16,742	26,912	4,682	6,100
Nordics	970,920	777,508	371,327	330,227
Other	45,207	51,622	9,650	18,937
Total revenue	$1,211,797	$1,027,268	$457,748	$416,732

Equipment

The Company's equipment is located as follows:

Net Book Value	September 30, 2012	December 31, 2011

Anguilla	$981	$1,308
Canada	6,632	8,374
United Kingdom	1,272	1,696
United States of America	2,587	3,449
	$11,472	$14,827

10.       Concentrations

Major customers

For the quarter ended September 30, 2012, there was no single player on the gaming site who had wagered more than 10% of the total gaming revenue. The Company is reliant on Unibet, a related party, to provide contracted services pursuant to its Partner Program. The Company has a receivable from Unibet of $285,643 as at September 30, 2012 (December 31, 2011 - $133,363).

During the quarter ended September 30, 2012 and 2011, the Company offered limited advertising. Therefore there were no advertising sales representing more than 10% of the total sales.

11.  Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions. At September 30, 2012, the Company had total cash balances of $574,787 (December 31, 2011 - $787,524) at financial institutions, where $253,898 (December 31, 2011 - $436,719) is in excess of federally insured limits. The Company has concentrations of credit risk with respect to accounts receivable, as large amounts of its accounts receivable are concentrated geographically in the United Kingdom amongst a small number of customers.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2012 and 2011

(Unaudited)

11.  Concentrations of Credit Risk: (Continued)

As of September 30, 2012, the Company had one customer totaling $285,643, who accounted for total accounts receivable greater than 10%. As of December 31, 2011, the Company had one customer, totaling $133,363 who accounted for greater than 10% of the total accounts receivable.

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

The Company generates its main source of revenue from players who deposit funds into their Bingo.com accounts and play games for money.  An additional source of revenue comes from selling advertising on the website to other companies who wish to advertise their products to our user demographic.  During the year ended December 31, 2010, Bingo.com joined the Unibet International Limited ("Unibet") Partner Program as a network operator of their multi-language and multi-currency bingo and casino system.  The Unibet Partner Program provides a turnkey solution to Bingo.com which includes gambling licenses, multi-language customer support, financial processing capabilities, website technology, bingo games, soft games, casino games and many other services required to operate an online gambling business.  Bingo.com players continue to play on the website www.bingo.com but now participate in bingo rooms shared across the entire Unibet Partner Program alongside players from Maria.com, Bingo.se, and other partner sites. These combined games increase the gaming liquidity and create one of the largest and most international online gaming systems in operation.

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

Since joining the Unibet Partner Program, we embarked on a cost focused restructure of the Bingo.com organization which has included a significant staff downsizing, the termination of hosting and other operational contracts, the sale of computer hardware, a reduction in office space, the release of both our Maltese and Curacao gaming licenses, and much more.  The Bingo.com restructuring program was completed in the quarter ending June 30, 2011.  The remaining costs of Bingo.com are now focused behind the marketing function of the organization as we attempt to generate increasing amounts of targeted Internet traffic to www.bingo.com and build a large base of valuable customers.  We intend to expand our business, leveraging the many different languages and currencies supported by Unibet's system, by launching targeted marketing campaigns in jurisdictions which we expect will be most responsive to Bingo.com's online gambling offering.  Furthermore, in an attempt to maximize the value of our North American visitors to whom we cannot offer online gambling services, we have commenced the development of an innovative social bingo game that we expect to launch in the first half of 2013.

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

Gaming revenue from the Bingo.com website accounted for approximately 97% of our revenue for the quarter ended September 30, 2012.

We have made a significant investment in the development of our website, the purchase of our domain name, branding, marketing, and operations.  As a result we have incurred significant losses since inception, and as of September 30, 2012, had an accumulated deficit of $15,944,425.

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

RESULTS OF OPERATIONS

            Revenue

Total revenue for the quarter ended September 30, 2012, was $457,748, an increase of 10% from revenue of $416,732 for third quarter of 2011 and an increase of 32% from revenue of $347,742, in the second quarter of 2012. Gaming Revenue was $445,237, an increase of 12% in the quarter ended September 30, 2012, compared Gaming Revenue of $398,803 in the third quarter of 2011 and an 31% increase from revenue of $339,869 in the second quarter of 2012. This increase compared to the third quarter of 2011 and the second quarter of fiscal 2012 is due to an increase in players as a result of increased marketing. We earned advertising revenue of $12,511 in the quarter ended September 30, 2012, a decrease of 30% from advertising revenue of $17,929 in the third quarter of 2011 and an increase of 59% from advertising revenue of $7,873 in the second quarter of 2012.

            Sales and marketing expenses

Sales and marketing expenses were $310,712 for the quarter ended September 30, 2012, an increase of 42% over expenses of $219,578 in the third quarter of 2011 and an increase of 65% from expenses of $188,411 in the second quarter of 2012. Sales and marketing expenses principally include costs for television marketing, Search Engine Optimization expenses, prizes for our players and other bonuses and incentives offered to gaming players. The increase in sales and marketing expenses for the quarter ended September 30, 2012, compared to the third quarter of 2011 and the second quarter of 2012 is due to a larger media budget in the third quarter of fiscal 2012 to drive additional players to the website.

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

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our office, legal and professional fees, and other general corporate and office expenses. General and administrative expenses increased to $57,570 for the third quarter of 2012, an increase of 14% from costs of $50,497 for the third quarter of 2011 and an increase of 1% from costs of $56,882 in the second quarter of 2012. General and administrative expenses have increased in comparison to the prior year due to an increase in costs due to the decline of the US dollar in relation to the Canadian dollar.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants and benefits decreased to $90,693 for the quarter ended September 30, 2012, a decrease of 5% compared to salaries, wages, consultants and benefits of $95,641 in the third quarter of 2011 and a decrease of 7%, over salaries, wages, consultants and benefits of $97,210 in the second quarter of 2012. The majority of the Company's salaries, wages, consultants and benefits are incurred in Canadian Dollars. This decrease compared to the third quarter of 2011 and the second quarter of 2012, is due to a decrease in consulting expenses required in the third quarter of 2012.

Depreciation and amortization

Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years. Depreciation and amortization decreased to $1,191 during the quarter ended September 30, 2012, a decrease over costs of $1,690 during the same quarter in the prior year and a decrease from costs of $1,192 in the second quarter of 2012. This decrease in depreciation and amortization compared to the third quarter of fiscal 2011, is due to the aging of the Company's equipment and the disposal of obsolete equipment.

Income taxes

The Company incurred income tax expense of $nil during the quarter ended September 30, 2012, in relation to profits earned in its subsidiaries in different jurisdictions compared to taxation expense of ($1) in the third quarter of fiscal 2011 and taxation expense of $nil in the second quarter of fiscal 2012. During the year ended December 31, 2005, Bingo.com, Inc. merged with its subsidiary Bingo.com, Ltd. in Anguilla, British West Indies. Anguilla is a zero tax jurisdiction.

            Net loss and loss per share

Net income for the three months ended September 30, 2012, amounted to $29,002, a gain of $0.00 per share, an increase in net income compared to net income of $15,158, a gain of $0.00 per share for the same period in 2011 and an increase in net income compared to a net loss of ($28,908) or loss of ($0.00) per share in the second quarter of 2012. The increase in net income for the quarter ended September 30, 2012, compared to the third quarter of 2011 and the second quarter of 2012, is due to the increase in revenue as a result of the increased marketing campaign and movements in exchange rates.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $574,787 and positive working capital of $980,660 at September 30, 2012.  This compares to cash of $787,524 and positive working capital of $1,058,631 at December 31, 2011.

During the quarter ended September 30, 2012, we used cash of ($114,682) in operating activities compared to providing cash of $51,771 in the same period in the prior year and compared to providing cash of $71,479 in the second quarter of 2012.

Our future capital requirements will depend on a number of factors, including costs associated with the marketing of our Web portal, the success and acceptance of gaming operations and the possible acquisition of complementary businesses, or development of new products and technologies.

ITEM 4T.       Controls and Procedures

(a)        Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2012. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2012, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings

We are not currently a party to any legal proceeding, and was not a party to any other legal proceeding during the quarter ended September 30, 2012. We are currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended September 30, 2012.

Subsequent to the quarter ended September 30, 2012, the Company closed a private placement of 1,000,000 shares at $0.45 per share for proceeds of $450,000.

ITEM 3.          Defaults Upon Senior Securities

Not applicable.

ITEM 4.          Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders during the period.

ITEM 5.          Other Information

The Company did not enter any new reportable agreements during the quarter ended September 30, 2012.

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
31.1

Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 14, 2012.

31.2

Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 14, 2012.

32.1	Certification from the Chief Executive Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 14, 2012.
32.2	Certification from the Chief Financial Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 14, 2012.

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

(e) Previously filed with the Company's report on Form 8-K on December 26, 2006.

(f) Previously filed with the Company's report on Form 8-K on June 17, 2010.

(g) Filed with the Company's report on Form 10-Q on May 12, 2011.

(h) Previously field with the Company's report on Form 8-K/A on June 18, 2012.

Reports on Form 8-K.

During the quarter ended September 30, 2012, no Form 8-K were filed for Bingo.com, Ltd.

Reports Subsequent to the quarter ended September 30, 2012.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 14, 2012	BINGO.COM, LTD.
(Registrant)
Date:	November 14, 2012	/S/ J.M. Williams
J. M. Williams, Chief Executive Officer, and President (Principal Executive Officer)
Date:	November 14, 2012	/S/ H. W. Bromley
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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of September 30, 2012, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ J. M. Williams                                                        Date: November 14, 2012

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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of September 30, 2012, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ H. W. Bromley                                                      Date: November 14, 2012

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the "Company") on Form 10-Q for the period ended September 30, 2012, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        November 14, 2012

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the "Company") on Form 10-Q for the period ended September 30, 2012, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        November 14, 2012

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.