Form 10-K
period 2012-12-31
BINGO.COM LTD.
filed 2013-03-29
CIK 1318482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer   [  ]                                             Accelerated filer                      [   ]

Non-accelerated filer     [  ]                                             Smaller reporting company      [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]
State issuer's revenues for its most recent fiscal year. $1,765,828

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at of such stock on the National Association of Securities Dealers Over the Counter Bulletin Board market as of March 28, 2013, being $0.41 per share: $27,009,858.  The number of shares of the issuer's common stock outstanding on March 28, 2013, was 65,877,703. Our common stock is traded on the National Association of Securities Dealers Over-the-Counter Bulletin Board market under the symbol "BNGOF".

APPLICABLE ONLY TO CORPORATE REGISTRANTS Indicate the number of shares outstanding of the registrant's common stock, no par value per share, was 65,877,703 as of March 28, 2013.

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

During the year ended December 31, 2010, we joined the Unibet International Limited ("Unibet") Partner Program as a network operator of their multi-language and multi-currency bingo and casino system. The Unibet Partner Program provides a complete solution to Bingo.com which includes gambling licenses, multi-language customer support, financial processing capabilities, website technology, bingo games, soft games, casino games and many other services required to operate an online gambling business.  Bingo.com players continue to play on the website www.bingo.com but now participate in rooms shared across the entire Unibet Partner Program alongside players from Maria.com, Bingo.se, and other white label partner sites. These combined games increase the gaming liquidity and create one of the largest and most international online gaming systems in operation.

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

Since joining the Unibet Partner Program, we embarked on a cost focused restructure of the Bingo.com organization which has included a significant staff downsizing, the termination of hosting and other operational contracts, the sale of computer hardware, a reduction in office space, the release of both our Maltese and Curacao gaming licenses, and much more.  The Bingo.com restructuring program was completed in the quarter ending June 30, 2011.  The remaining costs of Bingo.com are now focused behind the marketing function of the organization as we build the Bingo.com brand in our target markets and generate increasing amounts of Internet traffic to create a large base of valuable customers.  We intend to expand our business, leveraging the many different languages and currencies supported by Unibet's system, by launching marketing campaigns in jurisdictions which we anticipate will be the most responsive to Bingo.com's online offering. Furthermore, in an attempt to maximize the value of our North American visitors to whom we cannot offer online gambling services, we have commenced the development of an innovative social bingo game that we expect to launch in the second quarter of 2013.

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

Subsequent to the year ended December 31, 2012, we acquired 100% of the share capital of Shoal Media Inc., an Anguillian Company.

Our common shares are currently quoted on the Over the Counter Markets - The Venture Marketplace ("OTCQB") operated by OTC Markets Group Inc. under the symbol "BNGOF". We have not been subject to any bankruptcy, receivership or other similar proceedings.

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

In the second quarter of 2013, the Company expects to launch an innovative social bingo game. This game will be free-to-play but will have the incentives for players which may drive additional revenue.

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

On September 30, 2006, the United States Senate passed the Unlawful Internet Gambling Enforcement Act 2006 ("UIGEA"), which was signed into law by President Bush, on October 13, 2006. The legislation aimed to prohibit the funding of illegal online gambling to United States citizens and residents. Effective October 12, 2006, in response to the UIGEA we sold our United States player database and related assets to an unrelated company. The asset disposition included the registered online gaming players, the gaming servers, and the complete database of real money players. The asset disposition price was $1,200,050 payable at a variable rate over the subsequent period until fully paid.  As at December 31, 2012, $430,500 (2011 - $430,500) of the $1,200,050 had been paid. During the year ended December 31, 2012 the website operating with these players ceased to exist and is no longer operational. The Company is attempting recover payment for our players but payment is doubtful.

During the quarter ended June 30, 2007, we launched our United Kingdom focused website, with games targeted to the United Kingdom audience and the games played in British pounds sterling.

During the quarter ended June 30, 2010, we migrated to the Unibet's Partner Program as a network operator of their multi-language and multi-currency bingo and casino systems.

Gaming revenue from the Bingo.com website accounted for approximately 97% of our revenue for the year ended December 31, 2012.

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

We have in the past used the appeal of the bingo.com domain name to sell advertising on the free section of the website, which was our primary revenue source. During the quarter ended June 30, 2005, we commenced offering traditional bingo and other pay-for-play games to our players, which replaced advertising as our main source of revenue. Advertising revenue from the bingo.com website accounted for approximately 3% of our revenue for the year ended December 31, 2012. Although many of our games are free to play, players are required to register to receive points and to win prizes and to access certain features on the site. All registration information is stored in online databases.

            Social Bingo Business

During the second quarter of 2013, we expected to launch an innovative social bingo game. This will be offered on social media outlets.  Revenue will be generated via in-app purchases.

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

Revenue streams

In 2012, we generated 97% of our revenue from gaming revenue and 3% of our revenue from advertising revenue. We earned these revenues from our portal through a variety of ways, such as the following:

-   Marketing our website to drive players to our website which under the Unibet Partner Program offers bingo and other similar games, such as slots and casino, for money to our players.

-   Banner and button advertisements on our website;

-   Sponsorships of email newsletters or parts of our site;

Throughout 2012, we were focused primarily on increasing our gaming revenue at the expense of our advertising revenue. During the year ended December 31, 2005, we suspended the majority of the sale of advertising and focused entirely on the gaming revenue component of the business.  With the passing of the United States Unlawful Internet Gambling Act in October of 2006, we again began to serve advertising on our website.

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

Extend and enhance the value of the brand name

We believe that establishing a readily recognizable world-wide brand name is critical to attracting a larger player base and generating additional revenue. We believe that our bingo.com website has inherent value as a brand name and we intend to aggressively expand our player base by promoting that name. In targeted markets, we intend to pursue online and offline marketing strategies, promotional opportunities, and strategic alliances with arms length affiliate websites to make the Bingo.com website the leading entertainment destination for bingo on the Internet.  To date, we have entered into several affiliate deals, whereby they drive traffic to our website via links from their websites.  During the year ended December 31, 2012 we continued our marketing campaigns to generate traffic to the website. We are continuing with these campaigns in 2013.

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

OPERATIONS

Employees

As of December 31, 2012, we had two full-time employees, not including temporary personnel, consultants, and independent contractors. We retain consultants to provide special expertise in developing strategy, marketing, software and technologies and outsource our development resources. None of our employees is represented by a labor union, and we believe that our relationship with our employees is good.

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

Our primary administrative facility is located in leased space in Vancouver, British Columbia.  During the year ended December 31, 2011, the lease was amended. The lease expires April 30, 2014. This facility comprises approximately 463 square feet. The monthly rental is approximately $1,549.

We operate a sales and marketing office in London, United Kingdom, where we rent space on a monthly basis from a shareholder who owns greater than 10% of the Company. Subsequent to the year ended December 31, 2012, the rent was increased to GBP5,000 per month.

We believe that these facilities will be adequate to meet our requirements for the near future and that suitable additional space will be available if needed. Other than described above, neither we, nor any of our subsidiaries presently own or lease any other property or real estate.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings and were not a party to any other legal proceeding, during the fiscal year ended December 31, 2012. We are currently not aware of any legal proceedings proposed to be initiated against us. However, from time-to-time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our Annual Meeting of Stockholders in Anguilla on June 20, 2012, all matters were unanimously approved. There were no submissions of matters to a vote of security holders during the third and fourth quarter of 2012.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the Over the Counter Markets - The Venture Marketplace ("OTCQB") operated by OTC Markets Group Inc. under the symbol "BNGOF".

On March 19, 1997, our common stock was approved for trading on the National Association of Securities Dealers OTC Bulletin Board (the "OTCBB") under the symbol "PGLB".  In January 1999, when we changed our name to Bingo.com, Inc., our OTCBB symbol was changed to "BIGG".  On July 26, 1999, we changed our trading symbol from "BIGG" to "BIGR". On April 7, 2005, Bingo.com, Inc. completed a merger with its wholly- owned subsidiary Bingo.com, Ltd. The principal reason for Bingo.com, Inc.'s merger with its subsidiary Bingo.com, Ltd. was to facilitate Bingo.com, Inc.'s reincorporation under the International Business Companies Act of Anguilla, B.W.I. Effective April 7, 2005, the shares of Bingo.com, Ltd. began trading under the new ticker symbol "BNGOF". In 2011, we transferred to the Over the Counter Markets - The Venture Marketplace ("OTCQB") operated by OTC Markets Group Inc., whilst continuing our ticker symbol "BNGOF". The bid quotations set forth below, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

Quarter Ended	High (1)	Low (1)
December 31, 2012	$0.75	$0.35
September 30, 2012	$0.44	$0.41
June 30, 2012	$0.75	$0.32
March 31, 2012	$0.50	$0.25
December 31, 2011	$1.04	$0.10
September 30, 2011	$0.15	$0.05
June 30, 2011	$0.12	$0.05
March 31, 2011	$0.12	$0.07

1.             Prices as per Yahoo! TM Finance

On March 28, 2013, the last reported sale price of our common stock, as reported by the OTCBB, was $0.41 per share.

As of March 28, 2013, we believe there are approximately 1,634 shareholders (including nominees and brokers holding street accounts) of our shares of common stock.

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

Recent Sales of Unregistered Securities

No shares were issued during the year ended December 31, 2011.

On October 22, 2012, we closed an offer of 1,000,000 common shares at $0.45 per share to one subscriber. These shares were issued under Regulation S. The subscriber who received shares under Regulation S is not a U.S. Persons as defined in Rule 902(k) of Regulation S, and no sales efforts were conducted in the U.S., in accordance with Rule 903(c).  The subscriber to the offering under Regulation S acknowledged that the securities purchased must come to rest outside the U.S., and the certificates will contain a legend restricting the sale of such securities until the Regulation S holding period is satisfied.

On November 29, 2012, we closed an offer of 1,000,000 common shares at $0.45 per share to one subscriber. These shares were issued under Regulation S. The subscriber who received shares under Regulation S is not a U.S. Persons as defined in Rule 902(k) of Regulation S, and no sales efforts were conducted in the U.S., in accordance with Rule 903(c).  The subscriber to the offering under Regulation S acknowledged that the securities purchased must come to rest outside the U.S., and the certificates will contain a legend restricting the sale of such securities until the Regulation S holding period is satisfied.

Securities authorized for issuance under equity compensation plans.

We have reserved a total of 1,895,000 common shares for issuance under our 1999 stock option plan.  Pursuant to this plan we have nil stock purchase options (2011 - nil) outstanding at December 31, 2012. During the year ended December 31, 2012, there were nil options exercised and nil options expired, issued under the 1999 plan.

We have reserved a total of 5,424,726 common shares for issuance pursuant to grants under the 2001 stock option plan.  Pursuant to this plan we have 1,190,000 stock purchase options (2011 - 1,290,000) outstanding as at December 31, 2012. These options are fully vested at December 31, 2012. During the year ended December 31, 2012, nil options issued under the 2001 plan were exercised and 100,000 options issued under the 2001 plan expired unexercised.

During the year ended December 31, 2012, the expiry date on 75,000 options granted under the 2001 stock plan, with an expiry date of February 28, 2012 and an exercise price of $0.27 per share, was extended for 2 years and the expiry date on 175,000 options granted under 2001 stock plan, with an expiry date of March 5, 2012, and an exercise prices of $0.33 per share, was extended for 1 year.

We have reserved a total of 2,000,000 common shares for issuance under our 2005 stock option plan.  Pursuant to this plan we have 955,000 stock purchase options (2011 - 1,055,000) outstanding at December 31, 2012. These options are fully vested at December 31, 2012. During the year ended December 31, 2012, there were no stock options, issued under the 2005 plan, exercised, however 100,000 stock options issued under the 2005 plan expired unexercised.

During the year ended December 31, 2012, the expiry date on 285,000 options granted under the 2005 plan, with an expiry date of February 28, 2012 and an exercise price of $0.27 per share, was extended for 2 years and the expiry date on 100,000 options granted under the 2005 plan, with an expiry date of March 5, 2012, and an exercise prices of $0.33 per share, was extended for 1 year.

The 1999 and 2001 plans were approved in 2001 by our shareholders and the 2005 plan was approved by our shareholders in 2005.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,145,000	$0.23	4,975,776
Equity compensation plans not approved by security holders	0	0	0
Total	2,145,000	$0.23	4,975,776

ITEM 6. SELECTED FINANCIAL DATA.

Consolidated Statement of Operations Data:

		Year Ended December 31,
	2012	2011	2010	2009	2008

Revenue
Advertising revenue	$44,693	$66,705	$98,547	$195,833	$275,847
Gaming revenue	1,721,135	1,349,953	1,718,257	5,629,529	5,373,718
Total revenue	1,765,828	1,416,658	1,816,804	5,825,362	5,649,565

Cost of producing revenue	-	-	(1,152,020)	(3,836,527)	(3,791,218)
Operating expenses excluding interest and other income (expenses)	(1,812,313)	(2,104,869)	(2,595,473)	(3,163,472)	(3,034,389)
Interest and other income	1,258	2,887	3,957	1,740	19,255
Income tax expense	(1,008)	(3,692)	(45,291)	(15,154)	-
Net loss	(46,235)	$(689,016)	$(1,972,023)	$(1,188,051)	$(1,156,787)

Basic and diluted net loss per share	$(0.00)	$(0.01)	$(0.04)	$(0.03)	$(0.03)
Weighted average common shares Outstanding	64,156,392	63,877,703	54,716,388	40,494,148	35,092,369

		Year Ended December 31,
	2012	2011	2010	2009	2008
Consolidated Balance Sheet Data:
Cash	$876,004	$787,524	$1,396,384	$557,251	$412,002
Total assets	3,362,054	2,438,967	3,164,884	2,269,478	2,157,834
Total liabilities	105,608	96,291	137,437	693,345	454,396
Long term obligations	-	-	-	-	-
Total stockholders' equity	3,256,446	2,342,676	3,027,447	1,576,133	1,703,438
Working capital (deficit)	1,640,713	1,058,631	1,723,394	(19,801)	124,495

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

OVERVIEW

From 1999 to 2012, we have been focused on providing online bingo games over the Internet to players around the world. We began to experience revenue growth from the advertising contained in these games in fiscal 2000. In early 2005 we expanded our entertainment offering to include bingo games for money as well as soft games such as video poker, slots and hi-lo.  In 2010, Bingo.com joined the Unibet Partner Program, and is now focused on marketing its offering to players around the world.

Ninety-seven percent of our revenue in 2012 was derived from gaming revenues and three percent from the sale of Internet advertising. We expect that in the future, gaming revenue, focused on bingo, will continue to contribute the majority of our total revenue.

We have made a significant investment in the development of our website, purchase of domain name, branding, marketing, and maintaining operations.  As a result we have incurred significant losses since inception, and as of December 31, 2012, had an accumulated deficit of $15,965,824.

Moving forward, we will continue to control operating costs and expansion costs with the objective to operate profitably and efficiently.

The consolidated statement of operations data for the years ended December 31, 2012, and 2011, and the consolidated balance sheet data as of December 31, 2012, and 2011, are derived from our audited consolidated financial statements included in Item 7 of this report, which have been audited by Davidson and Company LLP, independent auditors. The consolidated statement of operations data for the years ended December 31, 2010, 2009, and 2008, and the consolidated balance sheet data as of December 31, 2010, 2009, and 2008, are derived from audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of results to be expected in any future period.

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

		Three Months Ended
	December 31, 2012	September 30 2012	June 30 2012	March 31 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Advertising revenue	$4,927	12,511	7,873	19,382
Gaming revenue	549,104	445,237	339,869	386,925
Total Revenue	554,031	457,748	347,742	406,307

Operating expenses and other (income) / expenses	514,477	428,746	376,650	491,182
Income (loss) before income taxes	39,554	29,002	(28,908)	(84,875)
Income tax expense (recovery)	948	-	-	60
Net income (loss)	$38,606	29,002	(28,908)	(84,935)
Basic and diluted net income (loss) per share	$0.00	0.00	(0.00)	(0.00)
Weighted average common shares, basic and diluted	64,156,392	63,877,703	63,877,703	63,877,703

		Three Months Ended
	December 31, 2011	September 30 2011	June 30 2011	March 31 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Advertising revenue	$21,830	17,929	11,079	15,867
Gaming revenue	367,560	398,803	352,413	231,177
Total Revenue	389,390	416,732	363,492	247,044

Operating expenses and other (income) / expenses	357,711	401,575	354,947	987,749
Income (loss) before income taxes	31,679	15,157	8,545	(740,705)
Income tax expense (recovery)	1,041	(1)	25	2,627
Net income (loss)	$30,638	15,158	8,520	(743,332)
Basic and diluted net income (loss) per share	$0.00	0.00	0.00	(0.01)
Weighted average common shares, basic and diluted	63,877,703	63,877,703	63,877,703	63,877,703

Our financial statements and related schedules are described under "Item 8. Financial Statements".

RESULTS OF OPERATIONS

Years Ended December 31, 2012 and 2011

            Revenue

Total revenue increased to $1,765,827 for the year ended December 31, 2012, an increase of 25% over revenue of $1,416,658 for the same period in the prior year. Gaming revenue increased to $1,721,135 for the year ended December 31, 2012, an increase of 27% over gaming revenue of $1,349,953 for the same period in the prior year. This increase compared to the prior year is due to an increase in players as a result of increased marketing. Advertising Revenue decreased to $44,693 for the year ended December 31, 2012, a decrease of 33% over revenue of $66,705 for the same period in the prior year. During the first quarter of fiscal 2010 the Company suspended sales of new advertising.

            Selling and marketing expenses

Selling and marketing expenses increased to $1,217,416 for the year ended December 31, 2012, an increase of 13% over sales and marketing expenses of $1,074,571 in the prior year. Selling and marketing expenses principally include costs for television marketing, Search Engine Optimization expenses, prizes for our players and other bonuses and incentives offered to gaming players.  The increase in selling and marketing expenses for the year ended December 31, 2012, compared to fiscal 2011 is due to a larger media budget in fiscal 2012 to drive additional players to the website.

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

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our office, legal and professional fees, and other general corporate and office expenses. General and administrative expenses decreased to $230,849 for the year ended December 31, 2012, a 10% decrease over costs of $257,275 for the previous year. General and administrative expenses have decreased in comparison to the prior year due to the managements efforts to reduce overhead costs particularly rental expenses.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants and benefits decreased to $339,943 during the year ended December 31, 2012, a decrease of 54% over costs of $733,581 for the previous year. The majority of the Company's salaries, wages, consultants and benefits are incurred in Canadian Dollars. Due to the migration to the Unibet Partner Program, we no longer required certain staff so we have reduced staff and paid out severance packages in the first quarter of fiscal 2011.

Depreciation and amortization

Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years.  Depreciation decreased to $4,755 during the year ended December 31, 2012, a decrease of 39% over depreciation of $7,774 during the prior year. This decrease in depreciation and amortization compared to fiscal 2011, is due to the aging of the Company's equipment and the disposal of obsolete equipment during 2011.

Stock based Compensation

During the year ended December 31, 2006, the Company adopted ASC 718, Compensation-Stock Compensation, which requires us to expense stock options granted. Stock based compensation increased to $60,005 during the year ended December 31, 2012, an increase over stock based compensation of $nil during the prior year. This increase in stock based compensation during the year ended December 31, 2012, is due to the extension of the terms of the options expiring in 2012. There were no stock options granted during the year ended December 31, 2012 and 2011.

Other income and expenses

During the year ended December 31, 2012, we made foreign exchange gains of $52,155 compared to foreign exchange losses of $10,959 in the prior year. These gains are due to the exchange rate movements of the US Dollar compared to the Pound Sterling and the Canadian Dollar.

During the year ended December 31, 2012, we received interest income of $1,258, a decrease of 56% compared to interest income of $2,887 in the prior year. The interest income is received from bank term deposits from investing our cash. The decrease in interest income is due to the reduction in cash due to the expenditures during fiscal 2012, especially on marketing campaigns.

Income taxes

The Company incurred income tax expense of $1,008 during the year ended December 31, 2012, in relation to profits earned in its subsidiaries in different jurisdictions compared to income tax expense of $3,692 in the prior year. During the year ended December 31, 2005, the Bingo.com, Inc. merged with its subsidiary Bingo.com, Ltd. in Anguilla, British West Indies. Anguilla is a zero tax jurisdiction.

            Net loss and loss per share

We ended the year ended December 31, 2012, with a net loss of ($46,235) a basic and diluted loss per share of ($0.00), compared to prior year's net loss and loss per share of ($689,016), and ($0.00), respectively. The decrease in net loss for the year ended December 31, 2012, compared to the prior year, is due to the increase in revenues.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $876,004 and positive working capital of $1,640,713 at December 31, 2012. This compares to cash of $787,524 and working capital of $1,058,631 at December 31, 2011. During the year ended December 31, 2012, Bingo.com, Ltd. completed two private placements offering 1,000,000 shares at $0.45 per share each.  Total proceeds of these offering were $900,000.

During the year ended December 31, 2012, we used cash of $475,407 in operating activities compared to using cash of $603,853 in the prior year.

Net cash generated by financing activities was $900,000 in the year ended December 31, 2012, which compares to cash generated by financing activity of $nil in 2011. This increase in cash generated by financing activity is due to the cash raised from two private placements during the year ended December 31, 2012.

Cash of $336,113 was used in investing activities in fiscal 2012, compared to cash used in investing activities of $5,007 in the prior year. This increase in cash used in investing activities is due to the development of the social bingo game and website.

Our future capital requirements will depend on a number of factors, including costs associated with marketing of our Web portal, the success and acceptance of gaming operations and the possible acquisition of complementary businesses, products and technologies.

            Off Balance Sheet Arrangements

We did not have any Off Balance sheet arrangements for the year ended December 31, 2012 and 2011.

AUDIT COMMITTEE

Our audit committee consists of four directors and reports to the Board of Directors. The audit committee meets regularly throughout the year and met with the independent auditors on March 27, 2013, and approved the financials statements for the year ended December 31, 2012.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BINGO.COM, LTD. and subsidiaries

Consolidated Financial Statements

Years ended December 31, 2012 and 2011

DAVIDSON & COMPANY LLP                        Chartered Accountants                        A Partnership of Incorporated Professionals

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Bingo.com, Ltd. and subsidiaries

We have audited the accompanying consolidated balance sheets of Bingo.com, Ltd. and subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2012 and 2011. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company generated negative cash flows from operating activities during the past year. The Company has an accumulated deficit of $15,965,824 for the year ended December 31, 2012. This raises substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

" DAVIDSON & COMPANY LLP"

Vancouver, Canada	Chartered Accountants

March 28, 2013

NEXIA

INTERNATIONAL

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, B.C., Canada, V7Y 1G6

Telephone (604) 687-0947 Fax (604) 687-6172

BINGO.COM, LTD. and subsidiaries

Consolidated Balance Sheets

As at December 31,	2012	2011
Assets
Current assets:
Cash	$876,004	$787,524
Accounts receivable, less allowance for doubtful accounts $38,736 (2010 - $150,000) (Note 3 & 4)	364,184	148,119
Prepaid expenses	506,133	219,279
Total Current Assets	1,746,321	1,154,922

Equipment, net (Note 5)	10,280	14,827

Other assets (Note 6)	348,212	11,977

Domain name rights and intangible assets (Note 7)	1,257,241	1,257,241

Deferred tax asset, less valuation allowance of $79,681 (2011 - $141,699) (Note 10)	-	-

Total Assets	$3,362,054	$2,438,967

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$24,465	$13,261
Accrued liabilities	65,593	72,349
Accounts payable and accrued liabilities - related party (Note 11)	15,550	10,681
Total Current Liabilities	105,608	96,291

Commitments (Note 9)
Subsequent event (Note 15)

Stockholders' equity (Note 8):
Common stock, no par value, unlimited shares authorized, 65,877,703 shares issued and outstanding (December 31, 2011 - 63,877,703)	19,197,690	18,237,685
Accumulated deficit	(15,965,824)	(15,919,589)
Accumulated other comprehensive income: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	3,256,446	2,342,676

Total Liabilities and Stockholders' Equity	$3,362,054	$2,438,967

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and subsidiaries

Consolidated Statements of Operations

Years ended December 31,	2012	2011

Advertising revenue	$44,693	$66,705
Gaming revenue	1,721,135	1,349,953
Total revenue	1,765,828	1,416,658

Operating expenses:
Depreciation and amortization (Note 5)	4,755	7,774
Directors fees	11,500	11,500
General and administrative	230,849	257,275
Loss on disposal of equipment	-	9,209
Salaries, wages, consultants and benefits	339,943	733,581
Selling and marketing	1,217,416	1,074,571
Stock-based compensation (Note 8)	60,005	-
Total operating expenses	1,864,468	2,093,910

Loss before other income (expense) and income taxes	(98,640)	(677,252)

Other income (expense):
Foreign exchange gain (loss)	52,155	(10,959)
Interest and other income	1,258	2,887

Loss before income taxes	(45,227)	(685,324)

Income tax expense (Note 10)	(1,008)	(3,692)

Net loss	$(46,235)	$(689,016)

Comprehensive income (loss)	-	-

Comprehensive loss	$(46,235)	$(689,016)

Net loss per common share, basic (Note 2)	$(0.00)	$(0.01)
Net loss per common share, diluted (Note 2)	$(0.00)	$(0.01)

Weighted average common shares outstanding, basic and diluted (Note 2)	64,156,392	63,877,703
Total common shares outstanding, diluted (Note 2)	64,156,392	63,877,703

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and subsidiaries

Consolidated Statements of Stockholders' Equity

Years ended December 31, 2012 and 2011

	Common stock			Accumulated Other Comprehensive income
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, January 1, 2011	63,877,703	$18,233,440	$(15,230,573)	$ 24,580	$3,027,447

Issuance of consultant stock Options	-	4,245	-	-	4,245

Net loss	-	-	(689,016)	-	(689,016)
Balance, December 31, 2011	63,877,703	18,237,685	(15,919,589)	24,580	2,342,676

Stock-based compensation	-	60,005	-	-	60,005

Private placement	1,000,000	450,000	-	-	450,000

Private placement	1,000,000	450,000	-	-	450,000

Net loss	-	-	(46,235)	-	(46,235)
Balance, December 31, 2012	65,877,703	$19,197,690	$(15,965,824)	$ 24,580	$3,256,446

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31,	2012	2011
Cash flows from operating activities:
Net loss	$(46,235)	$(689,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,755	7,774
Loss on disposal of equipment	-	9,209
Issuance of consultant stock options	-	4,245
Stock-based compensation	60,005	-
Changes in operating assets and liabilities:
Accounts receivable	(216,065)	(90,229)
Prepaid expenses	(286,854)	187,278
Other assets	(330)	8,032
Accounts payable and accrued liabilities	9,317	(41,146)
Net cash used in operating activities	(475,407)	(603,853)

Cash flows from investing activities:
Acquisition of equipment	(208)	(5,007)
Software development	(335,905)	-
Net cash used in investing activities	(336,113)	(5,007)

Cash flows from financing activities:
Private placement	900,000	-
Net cash provided by financing activities	900,000	-

Change in cash	88,480	(608,860)

Cash, beginning of year	787,524	1,396,384
Cash, end of year	$876,004	$787,524

Supplementary information:
Interest paid	$-	$-
Income taxes paid	$1,510	$5,380

Non-cash financing activity	$-	$-
Non-cash investing activity	$-	$-

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2012 and 2011

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

Continuing operations

These consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses from operations for the year ended December 31, 2012 and 2011, and has an accumulated deficit of $15,965,824 as at December 31, 2012. This raises substantial doubt about the Company's ability to continue as a going concern.

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

Years ended December 31, 2012 and 2011

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

(b)  Use of estimates:

The preparation of consolidated financial statements in conformity with US GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and recognized revenues and expenses for the reporting periods.

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

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2012 and 2011

2.    Summary of significant accounting policies: (continued)

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

Gains and losses from restatement of foreign currency monetary and non-monetary assets and liabilities are included in net income. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in earnings.

(e)  Cash and cash equivalents

Cash and cash equivalents include cash on hand and, on occasion, short term investments. The Company considers all highly liquid instruments purchased with a remaining maturity of less than three months at the time of purchase as cash equivalents. As at December 31, 2012 and 2011, the Company had no cash equivalents.

(f)  Accounts receivable:

Trade and other accounts receivable are reported at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable includes receivables from payment processors and trade receivables from customers. The Company estimates doubtful accounts on an item-by-item basis and includes over-aged accounts as part of allowance for doubtful accounts, which are generally ones that are ninety-days overdue.  Bad debt expense, for the year ended December 31, 2012, was $nil (2011 - $nil). A provision for doubtful accounts in relation to the sale of US players and accounts receivable (Note 3 and Note 4) of $38,736 (2011 - $150,000) has been allowed for in these financial statements.

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

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2012 and 2011

2.    Summary of significant accounting policies: (continued)

(h)  Software Development Costs:

Software development costs incurred in the research and development of new software products and enhancements to existing software products for external use are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any software development costs are capitalized and amortized on a straight-line basis over the estimated economic life of the related product. The Company performs an annual review of the estimated economic life and the recoverability of such capitalized software costs. If a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off. Although the Company believes that its approach to estimates and judgments as described herein is reasonable, actual results could differ and the Company may be exposed to increases or decreases in revenue that could be material.

(i)   Advertising:

The Company expenses the cost of advertising in the period in which the advertising space or airtime is used. Advertising costs charged to selling and marketing expenses in 2012 totaled $1,102,451 (2011 - $992,616).

(j)   Stock-based compensation:

The Company recognizes all stock-based compensation as an expense in the financial statements and that such cost be measured at the fair value of the award.

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2012	2011
Expected dividend yield	-	-
Expected stock price volatility	114%	-
Weighted average volatility	114%	-
Risk-free interest rate	0.88%	-
Expected life of options	0.5 - 1 years	-
Forfeiture rate	0%	-

(k) Impairment of long-lived assets and long-lived assets to be disposed of:

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

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2012 and 2011

2.    Summary of significant accounting policies: (continued)

(k) Impairment of long-lived assets and long-lived assets to be disposed of: (Continued)

If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell.

(l)   Income taxes:

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

(m) Net (loss) income per share:

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

Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. A total of 2,145,000 (2011 - 2,345,000) stock options were excluded as at December 31, 2012.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2012 and 2011

2.    Summary of significant accounting policies: (continued)

(m) Net (loss) income per share: (Continued)

The earnings per share data for the year ended December 31, 2012 and 2011 are summarized as follows:

	2012	2011
Net loss for the year - as reported	$(46,235)	$(689,016)

Basic earnings per share weighted average number of common shares outstanding	64,156,392	63,877,703
Effect of dilutive securities
Stock Options	-	-

Diluted earnings per share by weighted average number of common shares outstanding	(0.00)	(0.01)

(n)  Domain name and intangible assets:

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

    (o)  New accounting pronouncements and changes in accounting policies:

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

For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13, Fair Value Measurement.   ASU 2011-04 is effective on a prospective basis for interim and annual periods beginning after December 15, 2011, with early adoption not permitted for public entities.  In the period of adoption, a reporting entity will be required to disclose a change, if any, in valuation technique and related inputs that result from applying ASU 2011-04 and to quantify the total effect, if practicable.  The Company has evaluated the impact of the adoption of ASU 2011-04 on its financial position, results of operations and disclosures. Adoption of this standard does not have a

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2012 and 2011

2.    Summary of significant accounting policies: (continued)

(o)  New accounting pronouncements and changes in accounting policies: (Continued)

 material impact on the financial statements.

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income" ("ASU 2011-05").  The objective of this update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of GAAP and IFRS. The amendments in ASU 2011-05 require entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, the amendments in ASU 2011-05 require an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 is effective retrospectively for interim and annual periods beginning after December 15, 2011, with early adoption permitted.  The Company has adopted ASU 2011-05 in its financial statements and is reflected in the Statement of Operations.

In September 2011, the FASB issued ASU No. 2011-08 "Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment," which amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is the case, a more detailed two-step goodwill impairment test will need to be performed which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company has evaluated the impact of the adoption of ASU 2011-08 on its financial position, results of operations and disclosures. Adoption of this standard does not have a material impact on the Company's financial statements.

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

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2012 and 2011

2.    Summary of significant accounting policies: (continued)

(o)  New accounting pronouncements and changes in accounting policies: (Continued)

results of operations.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income.  This Update defers changes in Update 2011-05 that relate to how, when, and where reclassification adjustments are presented. The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and the other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has adopted ASU No. 2011-12 during the year ended December 31, 2012, and is presented in the financial statements in the Statement of Operations.

In July 2012, the FASB issued ASU 2012-02, Intangibles- Goodwill or Other (Topic 350): Testing Indefinite-Living Tangible Assets for Impairment. ASU 2012-02 simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill by allowing an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is "more likely than not" that the asset is impaired. The amendments in this Update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of ASU 2012-02 is not expected to have a material impact on our results of operations or our financial position.

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements. ASU 2012-04 contains amendments to clarify the ASC, correct unintended application of guidance, or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, the amendments are intended to make the ASC easier to understand and the fair valve measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications. The amendments that do not have transition guidance were effective upon issuance. The amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2012 and 2011

2.    Summary of significant accounting policies: (continued)

(o)  New accounting pronouncements and changes in accounting policies: (Continued)

The adoption of ASU 2012-04 is not expected to have a material impact on our results of operations or our financial position.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income   (ASU 2013-02), which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional details about those amounts.  For public entities, the amendments are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012.

(p)  Financial instruments:

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

Years ended December 31, 2012 and 2011

3.   Sale of US players and related assets:

Effective October 12, 2006, the Company, in response to the United States Unlawful Internet Gambling Enforcement Act, sold its United States players and related assets for $1,200,050, payable by the arms-length purchaser at a variable rate over the subsequent months. There is no set period for repayment and it is interest free. The Company has fully provided for the outstanding amount due.  The Company will recognize the profit from the sale of these assets as and when payment is received. During the year ended December 31, 2012, the Company collected $nil (2011 - $nil) in payment for these assets. During the year ended December 31, 2010, the Company was advised that the purchaser had ceased operations and is in the process of winding up the company. Therefore, in the year ended December 31, 2010, the Company has determined that $658,286 will never be recovered. During the year ended December 31, 2012, the Company determined that $111,264 will never be recovered.

Amount
Balance remaining December 31, 2010	$111,264

Payments received	-

Balance remaining December 31, 2011	$111,264

Payments received	-

Amount deemed irrecoverable and removed from accounts receivable	(111,264)

Balance remaining December 31, 2012	$-

The amount has been fully provided for as part of allowance for doubtful accounts.

4.    Accounts Receivable:

The accounts receivable as at December 31, 2012, is summarized as follows:

	2012	2011
Accounts receivable	$402,920	$298,119

Provision for doubtful accounts	(38,736)	(38,736)

Provision for the sale of US Players (Note 3)	-	(111,264)

Net accounts receivable	$364,184	$148,119

5.   Equipment:

2012	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$98,195	$89,353	$8,842
Furniture and fixtures	7,088	5,650	1,438
	$105,283	$95,003	$10,280

2011	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$97,987	$84,957	$13,030
Furniture and fixtures	7,088	5,291	1,797
	$105,075	$90,248	$14,827

Depreciation expense was $4,755 (2011 - $7,774) for the year ended December 31, 2012.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2012 and 2011

6.  Other assets:

During the year ended December 31, 2012, the Company commenced development of a social bingo game. The Company capitalized $335,905 in development costs during the year ended December 31, 2012. The Company has not yet begun to amortize on these capitalized development costs. Other assets also include $12,307 (2011 - $11,977) for security deposits.

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

2012	Cost	Accumulated amortization	Net book Value

Domain name rights	$1,934,500	$677,259	$1,257,241

2011	Cost	Accumulated amortization	Net book Value

Domain name rights	$1,934,500	$677,259	$1,257,241

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2012 and 2011

8.   Stockholders' equity:

The holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company's ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.  The Company's common stock has no par value per common stock.

(a) Common stock issuances:

During the year ended December 31, 2012, the Company completed two separate private placements of a combined 2,000,000 common shares at $0.45 per share. Total proceeds of both offerings was $900,000.

There were no stock issuances during the year ended December 31, 2011.

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

As at December 31, 2012, there were a total of nil stock options (2011 - nil) outstanding. During the year ended December 31, 2012, there were nil options exercised (2011 - nil) and nil options expired unexercised (2011 - nil).

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

As at December 31, 2012, there were a total of 3,124,700 stock options (2011 - 3,224,700 stock options) issued, of which 1,934,700 (2011 - 1,934,700) had been exercised as at December 31, 2012. During the year ended December 31, 2012, nil options were exercised (2011 - nil) and 100,000 (2011 - nil) stock options expired unexercised. Therefore as at December 31, 2012, there were 1,190,000 (2011 - 1,290,000) stock options outstanding at exercise prices ranging from $0.17 to $0.33 per share.

During the year ended December 31, 2012, the expiry date on 75,000 options with an expiry date of February 28, 2012 and an exercise price of $0.27 per share, was extended for 2 years and the expiry date on 175,000 options with an expiry date of March 5, 2012, and an exercise price of $0.33 per share, was extended for 1 year. Subsequent to the year ended December 31, 2012, these 175,000 options expired unexercised.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2012 and 2011

8.   Stockholders' equity: (Continued)

(b)  Stock option plans: (Continued)

(iii) 2005 stock option plan:

During the year ended December 31, 2005, the Company's Board of Directors adopted the 2005 stock option plan, which was approved by the shareholders at the Annual General meeting. The Company has reserved a total of 2,000,000 common shares for issuance under the 2005 stock option plan. The Plan is intended to provide incentive to employees, directors, advisors and consultants of the Company to encourage proprietary interest in the Company, to encourage such employees to remain in the employ of the Company or such directors, advisors and consultants to remain in the service of the Company, and to attract new employees, directors, advisors and consultants with outstanding qualifications. The Board of Directors determines the terms of the options granted, including the number of options granted, the exercise price and their vesting schedule.

As at December 31, 2012, there were a total of 955,000 (2011 - 1,055,000) stock options outstanding at exercise prices ranging between $0.15 and $0.33 per share. During the year ended December 31, 2012, 100,000 (2011 - 244,692) stock options expired unexercised.

During the year ended December 31, 2012, the expiry date on 285,000 options with an expiry date of February 28, 2012 and an exercise price of $0.27 per share, was extended for a further 2 years and the expiry date on 100,000 options with an expiry date of March 5, 2012 and an exercise price of $0.33 per share, was extended for a further 1 year. Subsequent to the year ended December 31, 2012, these 100,000 options expired unexercised.

A summary of stock option activity for the stock option plans for the years ended December 31, 2012 and 2011 are as follows:

	Number of options	Weighted average exercise price
Outstanding, December 31, 2010	2,589,692	$0.29

Granted	-	-
Exercised	-	-
Expired	(244,692)	0.91

Outstanding, December 31, 2011	2,345,000	$0.23

Granted	-	-
Exercised	-	-
Expired	(200,000)	0.23

Outstanding, December 31, 2012	2,145,000	$0.23

The aggregate intrinsic value for options as of December 31, 2012 was $388,800 (2011 - $636,850) with a closing share price of $0.41 per share.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2012 and 2011

8.   Stockholders' equity: (Continued)

(b)  Stock option plans: (Continued)

The following table summarizes information concerning outstanding and exercisable stock options at December 31, 2012:

Range of exercise prices per share	Number outstanding	Number exercisable	Expiry date
$ 0.27	360,000	360,000	February 28, 2014(1)
0.33	275,000	275,000	March 5, 2013(2)
0.31	410,000	410,000	May 28, 2013
0.17	530,000	530,000	June 19, 2014
0.15	570,000	570,000	September 30, 2015
	2,145,000	2,145,000

(1)    During the year end December 31, 2012, 360,000 of these options were extended until February 28, 2014.

(2)    During the year end December 31, 2012, these options were extended until March 5, 2013. Subsequent to the year ended December 31, 2012, these options expired unexercised.

During the year ended December 31, 2012, the Company recorded stock-based compensation expense of $60,005 (2011 - $nil) relating to the extension of the common stock purchase options to certain employees, officers, and directors of the Company in accordance with ASC 718, Compensation - Stock Compensation.

9.   Commitments:

The Company leases office facilities in Vancouver, British Columbia, Canada, The Valley, Anguilla, British West Indies and London, United Kingdom. These office facilities are leased under operating lease agreements. The Canadian operating lease expires on April 30, 2014. The Anguillan operating lease expired on April 1, 2011 but unless 3 month's notice is given it automatically renews for a future 3 months until notice is given. The United Kingdom lease is leased from Bingo, Inc. This lease is for 30 days and is automatically renewed with a 30 day notice period. Subsequent to the year ended December 31, 2012, the agreement was renewed for a monthly rental of GBP5,000 per month.

Minimum lease payments under these operating leases are approximately as follows:

2013	$27,424
2014	6,198
2015	-

The Company paid rent expense totaling $74,376 for the year ended December 31, 2012 (2011 - $111,829).

The Company has a management consulting agreement with T.M. Williams (Row), Inc., an Anguilla incorporated company, and Mr. Williams dated August 20, 2001, (the "Williams

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2012 and 2011

9.   Commitments: (Continued)

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

10. Income taxes:

The Company is domiciled in the tax-free jurisdiction of Anguilla, British West Indies. The computed benefit / expense differed from the amounts computed by applying the United States of America federal income tax rate of 34 percent and various other rates for other jurisdictions to the pretax income / losses from operations as a result of the following:

	2012	2011
Computed "expected" tax benefit	$15,720	$233,010
Reduction in income taxes resulting from income taxes in other tax jurisdictions	(15,468)	(235,986)
Other	(33)	(246)
Change in taxation rates in other jurisdictions	57,679	(184)
Change in exchange rates	3,112	(2,522)
Change in valuation allowance	(62,018)	2,236
	$(1,008)	$(3,692)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 are presented below:

	2012	2011
Deferred tax assets:
Net operating loss carry forwards	$79,681	$141,699

Valuation Allowance	(79,681)	(141,699)
	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2012 and 2011, was $79,681 and $141,699, respectively.  The net change in the total valuation allowance was a decrease of $62,018 for the year ended December 31, 2012, and an increase of $2,236 for the year ended December 31, 2011.

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

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2012 and 2011

11. Related party transactions:

The Company has a liability for $nil (2011 - $3,900) to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by a current director and officer of the Company.

The Company has a liability of $384 (2011 - $nil) to a current director and officer of the Company for expenses incurred by a current director and officer of the Company.

The Company has a liability of $11,270 (2011 - $nil), to Bingo, Inc. for rental of office space.

The Company has a liability of $1,002 (2011 - $4,001), to independent directors of the Company for payment of services rendered. During the year ended December 31, 2012, The Company paid $11,500 (2011 - $11,500) to the independent directors in director fees.

The Company has a liability of $2,894 (2011 - $2,780), to an officer of the Company for payment of services rendered and expenses incurred by the officer of the Company.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

12. Segmented information:

The Company operates in one reportable business segment, the business of marketing games and entertainment based on the game of bingo through its Internet portal, bingo.com, supported mainly by the revenue generated from the deposits received for the games for money and selling advertising on the website.  The revenue for the year ended December 31, 2012 and 2011, has been derived primarily from the revenue generated from the deposits received for the games for money.

The Company had the following revenue by geographical region.

	2012	2011
Gaming revenue
Western Europe	$241,417	$237,297
Central, Eastern and Southern Europe	15,748	29,575
Nordics	1,450,270	1,064,049
Other	13,700	19,032
Total gaming revenue	$1,721,135	$1,349,953

Advertising revenue
Nordics	$6,891	$9,931
Other	37,802	56,774
Total advertising revenue	$44,693	$66,705

Total revenue
Western Europe	$241,417	$237,297
Central, Eastern and Southern Europe	15,748	29,575
Nordics	1,457,161	1,073,980
Other	51,502	75,806
Total revenue	$1,765,828	$1,416,658

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2012 and 2011

12. Segmented information: (Continued)

Equipment

The Company's equipment is located as follows:

Net Book Value	2012	2011

Anguilla	$872	$1,308
Canada	5,978	8,374
United Kingdom	1,131	1,696
United States of America	2,299	3,449
	$10,280	$14,827

13. Concentrations:

      Major customers

For the year ended December 31, 2012, there was no single player on the gaming site who had wagered more than 10% of the total gaming revenue. The Company is reliant on Unibet to provide contracted services pursuant to its Partner Program. These services include the supply and operation of the games (i.e. Bingo and Slots); the development and maintenance of the website, customer support to our players playing on our website www.bingo.com, processing all deposits and collection of those funds and processing all withdrawal requests. The Company has a receivable from Unibet of $360,284 as at December 31, 2012 (December 31, 2011 - $133,363).

During the year ended December 31, 2012 and 2011, the Company offered limited advertising. Therefore there were no advertising sales representing more than 10% of the total sales.

14. Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions.  At December 31, 2012, the Company had total cash balances of $876,004 (2011 - $787,524) at financial institutions, where $491,300 (2011 - $436,719) is in excess of federally insured limits.

The Company has concentrations of credit risk with respect to accounts receivable, the majority of its accounts receivable are concentrated geographically in the United Kingdom amongst a small number of customers.

As of December 31, 2012, the Company had one customer, totaling $360,284 who accounted for greater than 10% of the total accounts receivable.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2012 and 2011

14. Concentrations of credit risk: (Continued)

As of December 31, 2011, the Company had one customer, totaling $133,363 who accounted for greater than 10% of the total accounts receivable.

The Company controls credit risk through monitoring procedures and receiving prepayments of cash for services rendered.  The Company performs credit evaluations of its customers but generally does not require collateral to secure accounts receivable.

15. Subsequent event:

      Subsequent to the year ended December 31, 2012, the Company acquired 100% of the share capital of Shoal Media Inc., an Anguillian corporation from Mr. T. M. Williams for $6,820. The net assets of Shoal Media Inc. were as follows:

January 1, 2013

Assets
Current assets:
Cash	$5,590
Total Current Assets	$5,590

Liabilities
Current liabilities:
Accounts payable	$-
Total Current Liabilities	$-

Net Assets	$5,590

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 4, 2010, we engaged Davidson & Company LLP, as its independent registered public accounting firm, to audit our financial statements. The decision to engage Davidson & Company LLP was approved by our Board of Directors at a Board meeting called for such purpose.

There have not been any changes in accountants for the years ended December 31, 2012 and 2011.

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

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of December 31, 2012, the Company's internal control over financial reporting is effective based on those criteria.

(c)        Changes in internal controls.

There were no significant changes in our internal controls or other factors that could significantly affect our internal controls during the year ended December 31, 2012, and to the date of filing this annual report.

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers as of the date of this Report are as follows:

Name	Age	Position	Audit Committee	Governance Committee	Compensation Committee
T. M. Williams	72	Executive Chairman	X		X
J. M. Williams	37	Chief Executive Officer	X	X
C. M. Devereux	49	Director		X*	X
G. Whitton	76	Non Executive Director	X*	X
F. Curtis	48	Non Executive Director	X		X*
E. Ljungerud	39	Non Executive Director
H. W. Bromley	43	Chief Financial Officer

X* - Chairman of Committee

T. M. Williams served as our President and Chief Executive Officer and Chairman from August 20, 2001 until June 16, 2011. Since June 16, 2011, Mr. Williams has served as the Executive Chairman.  Since 1984, Mr. Williams has served as a principal of T.M. Williams (ROW), Inc., a private consulting firm, and from 1993 until 2008, was Adjunct Professor, Faculty of Commerce and Business Administration at the University of British Columbia.  From 1988 to 1991, he was President and Chief Executive Officer of Distinctive Software, Inc. in Vancouver, BC, and, upon the acquisition of that company by Electronic Arts Inc., North America's largest developer of entertainment software, he became President and Chief Executive Officer of Electronic Arts (Canada) Inc., where he continued until 1993. From 1995 to 2013, Mr. Williams was a director of YM Biosciences, Inc. (a biotechnology company). In addition he is a director of several other private corporations.

Mr. J. M. Williams served as Vice President, Business development and Marketing Director for the Company from September 2001 until June 16, 2011. Since June 16, 2011, Mr. J. M. Williams has served as the Chief Executive Officer. Prior to his employment at Bingo.com, he was a Business Analyst with Blue Zone Inc. (a technology company) and RBC Dominion Securities. Mr. J. M. Williams has a bachelor of Commerce degree from the University of Victoria and is currently completing an MBA degree from the University of Warwick. Mr. J. M. Williams is the son of Mr. T. M. Williams the Company's Executive Chairman.

Mr. C. M. Devereux served as Vice-President, Corporate Affairs for the Company from September 2001 until March 31, 2011. Since March 31, 2011, Mr. Devereux has continued in his role as a director on the board of directors. Since July 2012, Mr. Devereux has served as the Chief Strategy Officer for Roadhouse Interactive Limited, an online games development company. From April 2011 to April 2012, Mr. Devereux was the Chief Executive Officer of Greenscape Capital Inc., a publicly listed company specializing in providing strategic capital and business advisory services to companies in the environmental space. From May 2000 to September 2001, he was Vice-President, Corporate Affairs at Blue Zone Inc. (a technology company). From 1996 to 2000, he was President of Mill Reef Holdings, a consultancy company. From 1992 to 1997, he practiced corporate / commercial law in private practice. Mr. Devereux has a law degree from Osgoode Hall, Toronto, Canada.

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

COMPOSITION OF OUR BOARD OF DIRECTORS

We currently have six directors.All directors currently hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Our officers are appointed annually by the Board of Directors and hold office until their successors are appointed and qualified. Pursuant to the Company's by-laws, the number of directors shall be increased or decreased from time-to-time by resolution of the Board of Directors or the shareholders. Mr. J. M. Williams is the son of Mr. T. M. Williams. There are no other family relationships between any of the officers and directors of the Company.

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

DIRECTOR COMPENSATION

The Non Executive Directors receive a cash compensation for their services as members of the Board of Directors based on a compensation per meeting. During the year ended December 31, 2012, the Non Executive Directors received compensation of $11,500 (Fiscal 2011 - $11,500). The Executive directors currently do not receive cash compensation for their services as members of the Board of Directors. In addition, both the Non Executive and the Executive Directors are reimbursed for expenses in connection with attendance at Board of Directors meetings and specific business meetings.  Directors are eligible to participate in our stock option plans. Option grants to directors are at the discretion of the Board of Directors acting upon the recommendation of the Compensation committee.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table describes the compensation we paid to our Chief Executive Officer and directors (the "Named Executive Officer").

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-term Compensation
Name and Principal Position	Year	Fees	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options /	All Other Compensation
		$	$	$	$	SARs (#)	$
T.M. Williams -	2012	140,000	-	-	-	-	-
Executive	2011	140,000	-	-	-	-	-
Chairman (1) (2)	2010	58,333	-	-	-	100,000	-
J. M. Williams	2012	143,511	-	-	-	-
CEO (3)	2011	144,898	-	-	-	-
	2010	157,413	-	-	-	100,000
H. W. Bromley	2012	59,551	-	-	-	-	-
CFO (4) (5)	2011	109,455	-	-	-	-	100,260
	2010	165,655	-	-	-	100,000	-

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

(5)     For 2012, all of the compensation paid to the Named Executive Officer is paid to Bromley Accounting Services, Ltd. for the services of Mr. H. W. Bromley.

OPTION GRANTS IN THE LAST FISCAL YEAR

During the fiscal year ended December 31, 2012, no stock options were granted and no stock options were exercised by our executive officers.

During the year ended December 31, 2012, the expiry date on 350,000 executive officers' options with an expiry date of February 28, 2012 and an exercise price of $0.27 per share, was extended for 2 years and the expiry date on 275,000 executive officers' options with an expiry date of March 5, 2012, and an exercise prices of $0.33 per share, was extended for 1 year. Subsequent to the year ended December 31, 2012, the 275,000 executive officer options at an exercise price of $0.33 per share expired unexercised.

During the year ended December 31, 2012, no executive officer options expired.

STOCK OPTION PLANS

Our 1999 Stock Option Plan has a total of 1,895,000 shares of our common stock reserved for issuance upon exercises of options under the plan. As at December 31, 2012, there were nil options outstanding. Options to purchase 1,637,000 shares remained available for future grant under the 1999 Stock Option Plan.

Our 2001 Stock Option Plan has a total of 5,424,726 shares of our common stock reserved for issuance upon exercises of options under the plan. As at December 31, 2012, there were a total of

3,124,700 stock options with exercise prices ranging from $0.10 to $0.33 per share issued, of which 1,934,700 options have been exercised in total as at December 31, 2012. As at December 31, 2012, there were a total 1,190,000 options outstanding at exercise prices ranging from $0.17 to $0.33 per share. Options to purchase 2,300,026 shares remained available for future grant under the 2001 Stock Option Plan as at December 31, 2012.

During the year ended December 31, 2005, the Company's Board of Directors adopted the 2005 stock option plan. The plan was approved by the shareholders at the Annual general meeting held during the year ended December 31, 2005. The Company has reserved a total of 2,000,000 common shares for issuance under the 2005 stock option plan. As at December 31, 2012, there were a total of 961,250 stock options with exercise prices ranging from $0.15 to $0.60 per share issued, of which 6,250 options have been exercised in total as at December 31, 2012. As at December 31, 2012, there were a total of 955,000 stock options outstanding at an exercise price ranging between $0.15 and $0.33 per share. Options to purchase 1,038,750 shares remained available for future grant under the 2005 Stock Option Plan as at December 31, 2012.

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

The term of the amended Williams Agreement is for a period of one year, unless terminated sooner by any of the parties under the terms and conditions contained in the amended Williams Agreement. If the amended Williams Agreement is not terminated by any of the parties, the term may be renewed for a further one year period at the option of T.M. Williams (Row), Ltd., on substantially the same terms and conditions, by giving three months notice in writing to the Company. The agreement was renewed for a further one year period on August 1, 2012. This contract is for the provision of services by Mr. Williams as Executive Chairman

During the year ended December 31, 2012, we entered into a management consulting agreement with Bromley Accounting Services Limited for the services of Mr. H. W. Bromley as the Chief Financial Officer.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of March 28, 2013, by:

-     each person known by us to beneficially own 5% or more of our outstanding common stock;

-     each of our directors;

-     each of the Named Executive Officers; and

-     all of our directors and Named Executive Officers as a group.

In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or direct the disposition of such security. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or debentures held by that person that are currently exercisable or convertible or exercisable or convertible within 60 days of March 28, 2013, are deemed outstanding.

Percentage of beneficial ownership is based upon 65,877,703 shares of common stock outstanding at March 28, 2013. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
T. M. Williams South Hill Villa South Hill, AI-2640 Anguilla, B. W. I.	5,037,716	(1)	7.41%

J. M. Williams 203 Shakespeare Tower The Barbican London, EC2Y 8DR United Kingdom	683,200	(2)	1.01%

H. W. Bromley 3851 Edgemont Boulevard North Vancouver BC, V7R 2P9 Canada	625,000	(3)	0.92%

All directors and Named Executive Officers as a group (3 persons)	6,345,916		9.34%

Bingo, Inc. P.O. Box 727, Landsome Road The Valley, Anguilla, B.W.I.	18,896,831	(4)	27.70%

Unibet Group Plc. Fawwara Buildings Msira Road Gzira GZR1402 Malta	15,000,000	(5)	21.99%

Pendinas Ltd. Ballacarrick, Pooilvaaish Road Castletown, IM9 4PJ Isle of Man	15,212,999	(6)	22.30%

(1)  Includes 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.31 per share, 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.17 per share and 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.15 per share,. Also includes 4,737,716 shares held directly by Mr. T. M. Williams. Mr. T. M. Williams is the potential beneficiary of certain discretionary trusts that hold approximately 80% of the shares of a private holding company.  If 80% of the shares of common stock beneficially owned by the private holding company are included here, Mr. T. M. William's beneficial ownership increases by 15,117,465 shares, representing 29.54% of the Class.

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

(4)  Includes 18,896,831 shares held directly by Bingo, Inc., a private holding company.

(5)  Includes 15,000,000 shares held directly by Unibet Group Plc., which is listed on NASDAQ OMX Nordic Exchange in Stockholm.

(6)  Includes 15,212,999 shares held directly by Pendinas Ltd., a company wholly owned by Mr. G. R. Williams. Mr. G. R. Williams is not related to Mr. T. M. Williams nor Mr. J. M. Williams.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has a liability for $nil (2011 - $3,900) to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by a current director and officer of the Company.

The Company has a liability of $384 (2011 - $nil) to a current director and officer of the Company for expenses incurred by a current director and officer of the Company.

The Company has a liability of $11,270 (2011 - $nil), to Bingo, Inc. for rental of office space.

The Company has a liability of $1,002 (2011 - $4,001), to independent directors of the Company for payment of services rendered. During the year ended December 31, 2012, The Company paid $11,500 (2011 - $11,500) to the independent directors in director fees.

The Company has a liability of $2,894 (2011 - $2,780), to an officer of the Company for payment of services rendered and expenses incurred by the officer of the Company.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended December 31, 2012, the Company incurred fees of $60,996 (2011 - $59,934) from the principal accountant during fiscal 2012 -  Davidson & Company LLP, $54,804 of these fees related to audit fees (2011 - $54,710).

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

Date:    March 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By:       /s/ J. M. Williams                      Chief Executive Officer             March 28, 2013

J. M. Williams

By:       /s/ H. W. Bromley                     Chief Financial Officer              March 28, 2013

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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of December 31, 2012, covered by this annual report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5. Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed :            /s/ J. M. Williams                                                                      Date : March 28, 2013

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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of December 31, 2012, covered by this annual report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed : /s/ H. W. Bromley                                                                   Date : March 28, 2013

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Bingo.com, Ltd. (the "Company") on Form 10-K for the period ended December 31, 2012, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        March 28, 2013

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Bingo.com, Ltd. (the "Company") on Form 10-K for the period ended December 31, 2012, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        March 28, 2013

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT LIST

The following instruments are included as exhibits to this Report.  Exhibits incorporated by reference are so indicated.

Exhibit Number	Description
4.4	Convertible Debenture between the Company and unrelated parties dated July 2, 2002. (b)
4.5	Common Stock Purchase Warrant between the Company and unrelated parties dated July 2, 2002. (b)
10.2	Asset Purchase Agreement by and between Bingo, Inc. and Progressive Lumber, Corp. dated January 18, 1999. (a)
10.24	Amended Consulting Agreement dated February 28, 2002, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (c)
10.29	Amendment of Asset Purchase Agreement dated July 1, 2002. (d)
10.32	Code of Business Conduct and Ethics dated December 22, 2006. (e)
10.33	Amended Consulting Agreement dated June 16, 2010, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (f)
10.35	Consulting agreement dated April 1, 2011, between the Company and H. W. Bromley (g)
10.36	The Marketing Service Agreement between the Bingo.com, Ltd. wholly owned subsidiary, Coral Reef Marketing Inc. and with Unibet International Limited dated March 19, 2010. (h)
31.1	Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 28, 2013.
31.2	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 28, 2013.
32.1	Certification from the Chief Executive Officer of Bingo.com, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 28, 2013.
32.2	Certification from the Chief Financial Officer of Bingo.com, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 28, 2013.

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