Form 10-Q
period 2013-03-31
BINGO.COM LTD.
filed 2013-05-15
CIK 1318482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer's common stock, no par value per share, was 66,877,703 as of May 15, 2013.

 BINGO.COM, LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2013

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

As at	March 31, 2013	December 31, 2012

Assets
Current assets:
Cash	$550,997	$876,004
Accounts receivable less allowance for doubtful accounts $nil (December 31, 2012 - $38,736)	158,987	364,184
Prepaid expenses	344,430	506,133
Total Current Assets	1,054,414	1,746,321

Equipment, net	11,056	10,280

Other assets (Note 4)	596,525	348,212

Domain name rights and intangible assets (Note 5)	1,257,241	1,257,241

Deferred tax asset, less valuation allowance of $77,636 (December 31, 2012 - $79,681) (Note 8)	-	-

Total Assets	$2,919,236	$3,362,054

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$36,972	$24,465
Accrued liabilities	75,578	65,593
Accounts payable and accrued liabilities - related party (Note 9)	21,429	15,550
Total Current Liabilities	133,979	105,608

Commitments (Note 7)

Stockholders' equity (Note 6):
Common stock, no par value, unlimited shares authorized, 65,877,703 shares issued and outstanding (December 31, 2012 - 65,877,703)	19,197,690	19,197,690
Accumulated deficit	(16,437,013)	(15,965,824)
Accumulated other comprehensive income: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	2,785,257	3,256,446

Total Liabilities and Stockholders' Equity	$2,919,236	$3,362,054

See accompanying notes to the consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

For Periods Ended March 31, 2013 and 2012

(Unaudited)

	March 31, 2013	March 31, 2012

Advertising revenue	$7,439	$19,382
Gaming revenue	582,760	386,925
Total revenue	590,199	406,307

Operating expenses:
Depreciation and amortization	807	1,180
Directors fees	2,500	2,500
General and administrative	80,151	66,242
Salaries, wages, consultants and benefits	72,746	103,107
Selling and marketing	868,789	298,339
Stock-based compensation	-	60,005
Total operating expenses	1,024,993	531,373

Loss before other income (expense) and income taxes	(434,794)	(125,066)

Other income (expense):
Foreign exchange gain (loss)	(36,800)	39,647
Interest and other income	405	544

Loss before income taxes	(471,189)	(84,875)

Income tax expense	-	(60)

Net loss	$(471,189)	$(84,935)

Comprehensive income (loss)	-	-

Comprehensive loss	$(471,189)	$(84,935)

Net loss per common share, basic	$(0.01)	$(0.00)
Net loss per common share, diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding, basic	65,877,703	63,877,703
Weighted average common shares outstanding, diluted	65,877,703	63,877,703

See accompanying notes to the consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the period ended March 31, 2013

(Unaudited)

	Common stock		Accumulated Other Comprehensive income
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2012	65,877,703	$19,197,690	$(15,965,824)	$ 24,580	$3,256,446

Net loss	-	-	(471,189)	-	(471,189)
Balance, March 31, 2013	65,877,703	$19,197,690	$ (16,437,013)	$ 24,580	$ 2,785,257

See accompanying notes to the consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Cash Flows

Three Months ended March 31, 2013 and 2012

(Unaudited)

	2013	2012
Cash flows from operating activities:
Net loss	$(471,189)	$(84,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	807	1,180
Stock-based compensation	-	60,005
Changes in operating assets and liabilities:
Accounts receivable	205,197	(156,222)
Prepaid expenses	161,703	37,494
Other assets	239	(285)
Accounts payable and accrued liabilities	28,371	29,446
Net cash used in operating activities	(74,872)	(113,317)

Cash flows from investing activities:
Acquisition of equipment	(1,583)	(208)
Software development	(248,552)	-
Net cash used in investing activities	(250,135)	(208)

Change in cash	(325,007)	(113,525)

Cash, beginning of period	876,004	787,524
Cash, end of period	$550,997	$673,999

Supplementary information:
Interest paid	$-	$-
Income taxes paid	$-	$1,363
Non-cash financing activity	$-	$-
Non-cash investing activity	$-	$-

See accompanying notes to the consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months ended March 31, 2013 and 2012

(Unaudited)

1.         Basis of Presentation:

The accompanying unaudited financial statements have been prepared by Bingo.com, Ltd. ("the Company") in conformity with accounting principles generally accepted in the United States of America ("US GAAP") applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations.  In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented.  All adjustments are of a normal recurring nature, except as otherwise noted below.  These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2012, included in the Company's Annual Report on Form 10-K, filed March 29, 2013, with the Securities and Exchange Commission.  The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Continuing operations

These consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses from operations for the quarter ended March 31, 2013 and 2012, and has an accumulated deficit of $16,437,013 as at March 31, 2013.  This raises substantial doubt about the Company's ability to continue as a going concern.

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

Three Months ended March 31, 2013 and 2012

(Unaudited)

2.         Summary of significant accounting policies:

(a)     Basis of presentation:

These consolidated financial statements have been prepared in accordance with U.S. GAAP. The financial statements include the accounts of the Company's wholly-owned subsidiaries, English Bay Office Management Limited (registered in British Columbia, Canada), Bingo.com N.V. (registered in Curacao, Netherlands Antilles), Coral Reef Marketing Inc. (registered in Anguilla), Bingo.com (Antigua) Inc., Bingo.com (Wyoming) Inc., Bingo Acquisition Corp, Shoal Media Inc. (registered in Anguilla), and the 99% owned subsidiary, Bingo.com (UK) plc. (registered in the United Kingdom). Shoal Media Inc. was purchased on January 1, 2013. All inter-company balances and transactions have been eliminated in the consolidated financial statements.

(b)    Use of estimates:

The preparation of consolidated financial statements in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and recognized revenues and expenses for the reporting periods.

Significant areas requiring the use of estimates and judgment include the valuation of long-lived assets, software development, the collectability of accounts receivable, revenue recognition and the valuation of deferred tax assets.  Actual results may differ significantly from these estimates.

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

(d)    Foreign currency:

The consolidated financial statements are presented in United States dollars, the functional currency of the Company and its subsidiaries. The Company accounts for foreign currency transactions and translation of foreign currency financial statements under Statement ASC 830, Foreign Currency Matters. Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at the transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary and non-monetary assets and

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months ended March 31, 2013 and 2012

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(d)    Foreign currency: (Continued)

 liabilities are included in income. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in earnings.

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

(f)  Domain name and intangible assets:

The Company has capitalized the cost of the purchase of the domain name Bingo.com and was amortizing the cost over five years from the date of commencement of operations. In 2002, the Company suspended the amortization of the domain name cost in accordance with ASC 350, where companies are no longer required to amortize indefinite life assets but instead test the indefinite life intangible asset for impairment at least annually. The capitalized amount is based on the net present value of the minimum payments permitted under the terms of the purchase agreement. The domain name is tested for impairment by comparing the future cash flows of the domain name with its carrying value. The Company determined that as a result of level 3 unobservable inputs in accordance with ASC 820, Fair Value Measurements and Disclosures, that the fair value of the domain name exceeded the carrying value and therefore no impairment existed for the periods presented.

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

Three Months ended March 31, 2013 and 2012

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(h)  New accounting pronouncements and changes in accounting policy:

In July 2012, the FASB issued ASU 2012-02, Intangibles- Goodwill or Other (Topic 350): Testing Indefinite-Living Tangible Assets for Impairment. ASU 2012-02 simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill by allowing an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is "more likely than not" that the asset is impaired. The amendments in this Update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of ASU 2012-02 did not have a material impact on our results of operations or our financial position.

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements. ASU 2012-04 contains amendments to clarify the ASC, correct unintended application of guidance, or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, the amendments are intended to make the ASC easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications. The amendments that do not have transition guidance were effective upon issuance. The amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not have a material impact on our results of operations or our financial position.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income   (ASU 2013-02), which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional details about those amounts.  For public entities, the amendments are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on our results of operations or our financial position.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months ended March 31, 2013 and 2012

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

    (h)  New accounting pronouncements and changes in accounting policy: (Continued)

In March 2013, the FASB issued ASU 2013-05, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity , which provides guidance on releasing cumulative translation adjustments out of accumulated comprehensive income into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. This guidance is effective prospectively for interim and annual periods beginning on January 1, 2014. Early adoption is permitted. As the Company has not ceased to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial position, results of operations, or cash flows.

In April 2013, the FASB issued ASU 2013-07, requiring financial statements to be prepared using the liquidation basis of accounting when liquidation is "imminent." Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces (e.g., involuntary bankruptcy). In cases where a plan for liquidation was specified in the organization's governing documents at inception (e.g., limited-life entities), the organization should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified in the organization's governing documents. The ASU requires financial statements prepared using the liquidation basis to present relevant information about a company's resources and obligations in liquidation, including: (a) The organization's assets measured at the amount of the expected cash proceeds from liquidation, including any items it had not previously recognized under U.S. GAAP, that it expects to either sell in liquidation or use in settling liabilities (e.g., trademarks); (b) The organization's liabilities as recognized and measured in accordance with existing guidance that applies to those liabilities; (c) Accrual of the costs it expects to incur and the income it expects to earn during liquidation, including any anticipated disposal costs. The amendments in ASU 2013-07 are effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted. Management does not expect the implementation of this update to have an effect on the Company's consolidated financial statements.

There have been no other recent accounting standards, or changes in accounting standards, during the three months ended March 31, 2013, as compared to the recent accounting standards described in the Annual Report, that are of material significance, or have potential material significance, to us.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months ended March 31, 2013 and 2012

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

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

3.         Acquisition of subsidiary

Effective January 1, 2013, the Company acquired 100% of the share capital of Shoal Media Inc., an Anguillian corporation from Mr. T. M. Williams for $6,820. The Company accounted for the transaction as an asset acquisition. The net assets of Shoal Media Inc. were as follows:

January 1, 2013

Assets
Current assets:
Cash	$5,590
Total Current Assets	$5,590

Liabilities
Current liabilities:
Accounts payable	$-
Total Current Liabilities	$-

Net Assets	$5,590

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months ended March 31, 2013 and 2012

(Unaudited)

4.    Other assets:

During the year ended December 31, 2012, the Company commenced development of a social bingo game. The Company has capitalized $584,457 (December 31, 2012 - $335,905) as at March 31, 2013. The Company has not yet begun to amortize on these capitalized development costs. Other assets also include $12,068 (December 31, 2012 - $12,307) for security deposits.

5.    Domain name rights and intangible assets:

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

March 31, 2013	Cost	Accumulated amortization	Net book Value

Domain name rights	$1,934,500	$677,259	$1,257,241

December 31, 2012	Cost	Accumulated amortization	Net book Value

Domain name rights	$1,934,500	$677,259	$1,257,241

6.    Stockholder's Equity:

No options were granted or exercised during the period ended March 31, 2013.

During the quarter ended March 31, 2013, 275,000 options with an exercise price of $0.33 per share expired unexercised.

Subsequent to the quarter ended March 31, 2013, the Company completed a private placement for 1,000,000 shares at $0.45 per share for proceeds of $450,000.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months ended March 31, 2013 and 2012

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

Minimum lease payments under these operating leases are approximately as follows:

2013	$22,010
2014	6,071
2015	-

The Company paid rent expense totaling $30,581 for the quarter ended March 31, 2013 (March 31, 2012 - $18,387).

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2013, and December 31, 2012, are presented below:

	March 31, 2013	December 31, 2012
Deferred tax assets:
Net operating loss carry forwards	$77,636	$79,681

Valuation Allowance	(77,636)	(79,681)
	$-	$-

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

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months ended March 31, 2013 and 2012

(Unaudited)

9.    Related Party Transactions

The Company has a liability of $2,147 (December 31, 2012 - $nil), to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by the current director and officer of the Company.

The Company has a liability of $9,004 (December 31, 2012 - $384) to a current director and officer of the Company for expenses incurred by a current director and officer of the Company.

The Company has a liability to Bingo, Inc. for rental of the UK office of $nil (December 31, 2012 - $11,270) for rental for the quarter ended March 31, 2013 of $23,302 (Quarter ended March 31, 2012 - $11,782).

The Company has a liability of $3,502 (December 31, 2012 - $1,002), to the independent directors of the Company for payment of services rendered. The Company incurred independent directors fees of $2,500 for the quarter ended March 31, 2013 (Quarter ended March 31, 2012 - $2,500).

The Company has a liability of $6,777 (December 31, 2012 - $2,894), to an officer of the Company for payment of services rendered and expenses incurred of $20,523 during the quarter ended March 31, 2013 (Quarter ended March 31, 2012 - $19,280), by the officer of the Company.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

10. Segmented information:

Revenue

The Company operates in one reportable business segment, the business of marketing games and entertainment based principally on the game of bingo through its Internet portal, Bingo.com.   Bingo.com is supported by the revenue generated from the deposits received for the games for money and by selling advertising on the website.  The revenue for the quarters ended March 31, 2013 and 2012, has been derived primarily from the revenue generated from the deposits received for the games for money.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months ended March 31, 2013 and 2012

(Unaudited)

10. Segmented information: (Continued)

The Company had the following revenue by geographical region.

	Three Months ended March 31, 2013	Three Months ended March 31, 2012

Gaming revenue
Western Europe	$58,686	$70,577
Central, Eastern and Southern Europe	5,534	9,642
Nordics	517,763	299,133
Other	777	7,573
Total gaming revenue	$582,760	$386,925

Advertising revenue
Nordics	$79	$1,711
Other	7,360	17,671
Total advertising revenue	$7,439	$19,382

Total revenue
Western Europe	$58,686	$70,577
Central, Eastern and Southern Europe	5,534	9,642
Nordics	517,842	300,844
Other	8,137	25,244
Total revenue	$590,199	$406,307

Equipment

The Company's equipment is located as follows:

Net Book Value	March 31, 2013	December 31, 2012

Anguilla	$800	$872
Canada	5,529	5,978
United Kingdom	2,619	1,131
United States of America	2,108	2,299
	$11,056	$10,280

11.       Concentrations

Major customers

For the quarter ended March 31, 2013, there was no single player on the gaming site who had wagered more than 10% of the total gaming revenue. The Company is reliant on Unibet, a related party, to provide contracted services pursuant to its Partner Program. The Company has a receivable from Unibet of $152,627 as at March 31, 2013 (December 31, 2012 - $360,284).

During the quarter ended March 31, 2013 and 2012, the Company offered limited advertising. Therefore there were no advertising sales representing more than 10% of the total sales.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months ended March 31, 2013 and 2012

(Unaudited)

12.  Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions. At March 31, 2013, the Company had total cash balances of $550,997 (December 31, 2012 - $876,004) at financial institutions, where $214,097 (December 31, 2012 - $491,300) is in excess of federally insured limits. The Company has concentrations of credit risk with respect to accounts receivable, as large amounts of its accounts receivable are concentrated geographically in the United Kingdom amongst a small number of customers.

As of March 31, 2013, the Company had one customer totaling $152,627, who accounted for total accounts receivable greater than 10%. As of December 31, 2012, the Company had one customer, totaling $360,284 who accounted for greater than 10% of the total accounts receivable.

The Company controls credit risk through monitoring procedures and receiving prepayments of cash for services rendered.  The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable.

 ITEM 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis or Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below.  Bingo.com, Ltd.'s (the "Company", "we", or "us") actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and the Management Discussion and Analysis or plan of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

FORWARD LOOKING STATEMENTS

All statements contained in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference, as well as statements made in press releases and oral statements that may be made by us or by officers, directors or employees acting on our behalf, that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Readers should consider statements that include the terms "believe," "belief," "expect," "plan," "anticipate," "intend" or the like to be uncertain and forward-looking. In addition, all statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin, anticipated expense levels and liquidity and capital resources, constitute forward-looking statements. Particular attention should be paid to the facts of our limited operating history, the unpredictability of our future revenues, our need for and the availability of capital resources, the evolving nature of our business model, and the risks associated with systems development, management of growth and business expansion.  Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear.  Readers should consider the risks more fully described in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (the "SEC") and should not place undue reliance on any forward-looking statements.

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

Gaming revenue from the Bingo.com website accounted for approximately 99% of our revenue for the quarter ended March 31, 2013.

We have made a significant investment in the development of our website, the purchase of our domain name, branding, marketing, and operations.  As a result we have incurred significant losses since inception, and as of March 31, 2013, had an accumulated deficit of $16,437,013.

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

- Software development

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

RESULTS OF OPERATIONS

            Revenue

Total revenue for the quarter ended March 31, 2013, was $590,199, an increase of 45% from revenue of $406,307 for the first quarter of 2012 and an increase of 7% from revenue of $554,031, in the fourth quarter of 2012. Gaming Revenue was $582,760, an increase of 51% in the quarter ended March 31, 2013, compared to Gaming Revenue of $386,925 in the first quarter of 2012 and an 6% increase from revenue of $549,104 in the fourth quarter of 2012. This increase compared to the first and fourth quarter of 2012 is due to an increase in players as a result of increased marketing. We earned advertising revenue of $7,439 in the quarter ended March 31, 2013, a decrease of 62% from advertising revenue of $19,382 in the first quarter of 2012 and an increase of 51% from advertising revenue of $4,927 in the fourth quarter of 2012.

            Sales and marketing expenses

Sales and marketing expenses were $868,789 for the quarter ended March 31, 2013, an increase of 191% over expenses of $298,339 in the first quarter of 2012 and an increase of 107% from expenses of $419,954 in the fourth quarter of 2012. Sales and marketing expenses principally include costs for television marketing, Search Engine Optimization expenses, prizes for our players and other bonuses and incentives offered to gaming players. The increase in sales and marketing expenses for the quarter ended March 31, 2013, compared to the first and fourth quarter of 2012 is due to a larger media budget in the first quarter of fiscal 2013 to drive additional players to the website and to expand into new European markets.

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

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our office, legal and professional fees, and other general corporate and office expenses. General and administrative expenses increased to $78,910 for the first quarter of 2013, an increase of 19% from costs of $66,242 for the first quarter of 2012 and an increase of 57% from costs of $50,155 in the fourth quarter of 2012. General and administrative expenses have increased in comparison to the prior year due to an increase in rental costs.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants and benefits decreased to $72,746 for the quarter ended March 31, 2013, a decrease of 29% compared to salaries, wages, consultants and benefits of $103,107 in the first quarter of 2012 and an increase of 49%, over salaries, wages, consultants and benefits of $48,933 in the fourth quarter of 2012. The majority of the Company's salaries, wages, consultants and benefits are incurred in Canadian Dollars. This decrease compared to the first quarter of 2012 and the increase compared to the fourth quarter of 2012, is due to the capitalization of salaries of staff involved in the development of the Company's new social media game, Trophy Bingo.

Depreciation and amortization

Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years. Depreciation and amortization decreased to $807 during the quarter ended March 31, 2013, a decrease of 32% over costs of $1,180 during the same quarter in the prior year and a decrease of 32% from costs of $1,192 in the fourth quarter of 2012. This decrease in depreciation and amortization compared to the first and fourth quarter of fiscal 2012, is due to the aging of the Company's equipment and the disposal of obsolete equipment.

Stock based Compensation

During the year ended December 31, 2006, the Company adopted ASC 718, Compensation-Stock Compensation, which requires us to expense stock options granted. Stock based compensation decreased to $nil during the quarter ended March 31, 2013, a decrease over stock based compensation of $60,005 in the same quarter in the prior year, and stock based compensation of $nil during the fourth quarter of fiscal 2012. This decrease in stock based compensation during the quarter ended March 31, 2013, is due to the extension of the terms of the options expiring in 2012. There were no stock options granted during the quarter ended March 31, 2013.

            Net loss and loss per share

Net loss for the three months ended March 31, 2013, amounted to $471,189, a loss of $0.01 per share, an increase in net loss compared to net loss of $84,935, a loss of $0.00 per share for the same period in 2012 and a decrease in net income compared to a net income of $38,606 or income of $0.00 per share in the fourth quarter of 2012. The increase in net loss for the quarter ended March 31, 2013, compared to the first and fourth quarter of 2012, is due to the increase in marketing as a result of the increased marketing campaign.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $550,997 and positive working capital of $920,435 at March 31, 2013.  This compares to cash of $876,004 and positive working capital of $1,640,713 at December 31, 2012.

During the quarter ended March 31, 2013, we used cash of ($73,632) in operating activities compared to using cash of ($113,317) in the same period in the prior year and compared to using cash of ($318,887) in the fourth quarter of 2012.

Our future capital requirements will depend on a number of factors, including costs associated with the marketing of our Web portal, the success and acceptance of gaming operations and the possible acquisition of complementary businesses, or development of new products and technologies.

ITEM 4T.       Controls and Procedures

(a)        Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2013. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2013, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings

We are not currently a party to any legal proceeding, and was not a party to any other legal proceeding during the quarter ended March 31, 2013. We are currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2013.

Subsequent to the quarter ended March 31, 2013, the Company closed a private placement of 1,000,000 shares at $0.45 per share for proceeds of $450,000.

ITEM 3.          Defaults Upon Senior Securities

Not applicable.

ITEM 4.          Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders during the period.

ITEM 5.          Other Information

The Company did not enter any new reportable agreements during the quarter ended March 31, 2013.

ITEM 6.          Exhibits and reports on Form 8-K

Exhibits

The following instruments are included as exhibits to this Report.  Exhibits incorporated by reference are so indicated.

Exhibit Number	Description
4.4	Convertible Debenture between the Company and unrelated parties dated July 2, 2002. (b)
4.5	Common Stock Purchase Warrant between the Company and unrelated parties dated July 2, 2002. (b)
10.2	Asset Purchase Agreement by and between Bingo, Inc. and Progressive Lumber, Corp. dated January 18, 1999. (a)
10.24	Amended Consulting Agreement dated February 28, 2002, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (c)
10.29	Amendment of Asset Purchase Agreement dated July 1, 2002. (d)
10.32	Code of Business Conduct and Ethics dated December 22, 2006. (e)
10.33	Amended Consulting Agreement dated June 16, 2010, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (f)
10.35	Consulting agreement dated April 1, 2011, between the Company and H. W. Bromley (g)
10.36	The Marketing Service Agreement between the Bingo.com, Ltd. wholly owned subsidiary, Coral Reef Marketing Inc. and with Unibet International Limited dated March 19, 2010. (h)
31.1	Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 15, 2013.
31.2	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 15, 2013.
32.1	Certification from the Chief Executive Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 15, 2013.
32.2	Certification from the Chief Financial Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 15, 2013.

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

(e) Previously filed with the Company's report on Form 8-K on December 26, 2006.

(f) Previously filed with the Company's report on Form 8-K on June 17, 2010.

(g) Filed with the Company's report on Form 10-Q on May 12, 2011.

(h) Previously field with the Company's report on Form 8-K/A on June 18, 2012.

Reports on Form 8-K.

During the quarter ended March 31, 2013, no Form 8-K were filed for Bingo.com, Ltd.

Reports Subsequent to the quarter ended March 31, 2013.

Subsequent to the quarter ended March 31, 2013, we filed our definitive schedule 14A for our Annual General Meeting on June 27, 2013.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 15, 2013	BINGO.COM, LTD.
(Registrant)
Date:	May 15, 2013	/S/ J.M. Williams
J. M. Williams, Chief Executive Officer, and President (Principal Executive Officer)
Date:	May 15, 2013	/S/ H. W. Bromley
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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of March 31, 2013, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5. Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ J. M. Williams                                                        Date: May 15, 2013

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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of March 31, 2013, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ H. W. Bromley                                                      Date: May 15, 2013

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the "Company") on Form 10-Q for the period ended March 31, 2013, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        May 15, 2013

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the "Company") on Form 10-Q for the period ended March 31, 2013, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        May 15, 2013

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.