Form 10-Q
period 2013-06-30
BINGO.COM LTD.
filed 2013-08-13
CIK 1318482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Ground Floor, The Hansa Bank Building

Landsome Road, P. O. Box 727

The Valley, AI-2640

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer's common stock, no par value per share, was 67,877,703 as of August 13, 2013.

 BINGO.COM, LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2013

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

As at	June 30, 2013	December 31, 2012

Assets
Current assets:
Cash	$992,168	$876,004
Accounts receivable less allowance for doubtful accounts $nil (December 31, 2012 - $38,736)	320,977	364,184
Prepaid expenses	322,290	506,133
Total Current Assets	1,635,435	1,746,321

Equipment, net	10,661	10,280

Other assets (Note 4)	923,659	348,212

Domain name rights and intangible assets (Note 5)	1,257,241	1,257,241

Deferred tax asset, less valuation allowance of $79,585 (December 31, 2012 - $79,681) (Note 8)	-	-

Total Assets	$3,826,996	$3,362,054

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$69,782	$24,465
Accrued liabilities	48,888	65,593
Accounts payable and accrued liabilities - related party (Note 9)	12,620	15,550
Total Current Liabilities	131,290	105,608

Commitments (Note 7)

Stockholders' equity (Note 6):
Common stock, no par value, unlimited shares authorized, 67,877,703 shares issued and outstanding (December 31, 2012 - 65,877,703)	20,097,690	19,197,690
Accumulated deficit	(16,426,564)	(15,965,824)
Accumulated other comprehensive income: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	3,695,706	3,256,446

Total Liabilities and Stockholders' Equity	$3,826,996	$3,362,054

See accompanying notes to the consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

For Periods Ended June 30, 2013 and 2012

(Unaudited)

	Six Months ended June 30, 2013	Six Months ended June 30, 2012	Three Months ended June 30, 2013	Three Months ended June 30, 2012

Advertising revenue	$12,304	$27,255	$4,865	$7,873
Gaming revenue	1,069,154	726,794	486,394	339,869
Total revenue	1,081,458	754,049	491,259	347,742

Operating expenses:
Depreciation and amortization	1,796	2,372	989	1,192
Directors fees	7,000	6,500	4,500	4,000
General and administrative	165,851	123,124	85,700	56,882
Salaries, wages, consultants and benefits	145,745	200,317	72,999	97,210
Selling and marketing	1,172,028	486,750	303,239	188,411
Stock-based compensation	-	60,005	-	-
Total operating expenses	1,492,420	879,068	467,427	347,695

(Loss) Income before other income (expense) and income taxes	(410,962)	(125,019)	23,832	47

Other income (expense):
Foreign exchange gain (loss)	(50,324)	10,402	(13,524)	(29,245)
Interest and other income	546	834	141	290

(Loss) Income before income taxes	(460,740)	(113,783)	10,449	(28,908)

Income tax expense	-	(60)	-	-

Net (loss) income	$(460,740)	$(113,843)	$10,449	$(28,908)

Other comprehensive income (loss)	-	-	-	-

Comprehensive (loss) income	$(460,740)	$(113,843)	$10,449	$(28,908)

Net (loss) income per common share, basic	$(0.01)	$(0.00)	$0.00	$(0.00)
Net (loss) income per common share, diluted	$(0.01)	$(0.00)	$0.00	$(0.00)

Weighted average common shares outstanding, basic	66,441,239	63,877,703	66,998,582	63,877,703
Weighted average common shares outstanding, diluted	66,441,239	63,877,703	67,877,703	63,877,703

See accompanying notes to the consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the period ended June 30, 2013

(Unaudited)

	Common stock		Accumulated Other Comprehensive income
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2012	65,877,703	$19,197,690	$(15,965,824)	$ 24,580	$3,256,446

Private Placement	2,000,000	900,000	-	-	900,000

Net loss	-	-	(460,740)	-	(460,740)
Balance, June 30, 2013	67,877,703	$20,097,690	$ (16,426,564)	$ 24,580	$ 3,695,706

See accompanying notes to the consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Cash Flows

Six Months ended June 30, 2013 and 2012

(Unaudited)

	2013	2012
Cash flows from operating activities:
Net loss	$(460,740)	$(113,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,796	2,372
Stock-based compensation	-	60,005
Changes in operating assets and liabilities:
Accounts receivable	43,207	(107,028)
Prepaid expenses	183,843	133,271
Other assets	622	35
Accounts payable and accrued liabilities	25,682	(16,650)
Net cash used in operating activities	(205,590)	(41,838)

Cash flows from investing activities:
Acquisition of equipment	(2,177)	(208)
Software development	(576,069)	-
Net cash used in investing activities	(578,246)	(208)

Cash flows from financing activities:
Private placement	900,000	-
Net cash provided by financing activities	900,000	-

Change in cash	116,164	(42,046)

Cash, beginning of period	876,004	787,524
Cash, end of period	$992,168	$745,478

Supplementary information:
Interest paid	$-	$-
Income taxes paid	$-	$1,363
Non-cash financing activity	$-	$-
Non-cash investing activity	$-	$-

See accompanying notes to the consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six Months ended June 30, 2013 and 2012

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

Continuing operations

These consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses from operations for the quarter ended June 30, 2013 and 2012, and has an accumulated deficit of $16,426,564 as at June 30, 2013.  This raises substantial doubt about the Company's ability to continue as a going concern.

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

Six Months ended June 30, 2013 and 2012

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

Six Months ended June 30, 2013 and 2012

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

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six Months ended June 30, 2013 and 2012

(Unaudited)

2.   Summary of significant accounting policies (Continued):

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

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six Months ended June 30, 2013 and 2012

(Unaudited)

2.   Summary of significant accounting policies (Continued):

(h)  New accounting pronouncements and changes in accounting policy: (Continued)

In March 2013, the FASB issued ASU 2013-05, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which provides guidance on releasing cumulative translation adjustments out of accumulated comprehensive income into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. This guidance is effective prospectively for interim and annual periods beginning on January 1, 2014. Early adoption is permitted. As the Company has not ceased to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial position, results of operations, or cash flows.

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"), which requires an entity to present an unrecognized tax benefit as a reduction to a deferred tax asset in the financial statements, when

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six Months ended June 30, 2013 and 2012

(Unaudited)

2.   Summary of significant accounting policies (Continued):

(h)  New accounting pronouncements and changes in accounting policy: (Continued)

a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, or a tax credit carryforward exists. If the deferred tax assets is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position or the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for the Company beginning January 1, 2014. The Company believes the adoption of ASU 2013-11 will not have a material impact on the Company's reported results of operations or financial position.

There have been no other recent accounting standards, or changes in accounting standards, during the six months ended June 30, 2013, as compared to the recent accounting standards described in the Annual Report, that are of material significance, or have potential material significance, to us.

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

Six Months ended June 30, 2013 and 2012

(Unaudited)

3.         Acquisition of subsidiary:

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

4.    Other assets:

During the year ended December 31, 2012, the Company commenced development of a social bingo game. The Company has capitalized $911,974 (December 31, 2012 - $335,905) as at June 30, 2013. The Company has not yet begun to amortize on these capitalized development costs. Other assets also include $11,685 (December 31, 2012 - $12,307) for security deposits.

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

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six Months ended June 30, 2013 and 2012

(Unaudited)

5.    Domain name rights and intangible assets: (Continued)

June 30, 2013	Cost	Accumulated amortization	Net book Value

Domain name rights	$1,934,500	$677,259	$1,257,241

December 31, 2012	Cost	Accumulated amortization	Net book Value

Domain name rights	$1,934,500	$677,259	$1,257,241

6.    Stockholder's Equity:

During the quarter ended June 30, 2013, the Company completed two private placements for a combined 2,000,000 shares at $0.45 per share for proceeds of $900,000.

No options were granted or exercised during the period ended June 30, 2013.

During the six months ended June 30, 2013, 685,000 options with an exercise prices ranging from $0.31 to $0.33 per share expired unexercised.

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

Minimum lease payments under these operating leases are approximately as follows:

2013	$17,164
2014	5,872

The Company paid rent expense totaling $29,911 for the quarter ended June 30, 2013 (June 30, 2012 - $18,446).

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2013, and December 31, 2012, are presented below:

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six Months ended June 30, 2013 and 2012

(Unaudited)

8.    Income Taxes: (Continued)

	June 30, 2013	December 31, 2012
Deferred tax assets:
Net operating loss carry forwards	$79,585	$79,681

Valuation Allowance	(79,585)	(79,681)
	$-	$-

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

9.    Related Party Transactions:

The Company has a liability of $nil (December 31, 2012 - $nil), to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by the current director and officer of the Company.

The Company has a liability of $666 (December 31, 2012 - $384) to a current director and officer of the Company for expenses incurred by a current director and officer of the Company.

The Company has a liability to Bingo, Inc. for rental of the UK office of $nil (December 31, 2012 - $11,270) for rental for the quarter ended June 30, 2013 of $23,039 (Quarter ended June 30, 2012 - $11,782).

The Company has a liability of $8,002 (December 31, 2012 - $1,002), to the independent directors of the Company for payment of services rendered. The Company incurred independent directors fees of $4,500 for the quarter ended June 30, 2013 (Quarter ended June 30, 2012 - $4,000).

The Company has a liability of $3,952 (December 31, 2012 - $2,894), to an officer of the Company for payment of services rendered and expenses incurred of $15,533 during the quarter ended June 30, 2013 (Quarter ended June 30, 2012 - $14,239), by the officer of the Company.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

10. Segmented information:

Revenue

The Company operates in one reportable business segment, the business of marketing games and entertainment based principally on the game of bingo through its Internet portal, Bingo.com.   Bingo.com is supported by the revenue generated from the deposits received for the games for money and by selling advertising on the website.  The revenue for the quarters ended June 30, 2013 and 2012, has been derived primarily from the revenue generated from the deposits received for the games for money.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six Months ended June 30, 2013 and 2012

(Unaudited)

10. Segmented information: (Continued)

The Company had the following revenue by geographical region.

	Six Months ended June 30, 2013	Six Months ended June 30, 2012	Three Months ended June 30, 2013	Three Months ended June 30, 2012

Gaming revenue
Western Europe	$115,989	$106,839	$57,303	$36,262
Central, Eastern and Southern Europe	9,181	12,060	3,647	2,418
Nordics	940,253	597,452	422,490	298,319
Other	3,731	10,443	2,954	2,870
Total gaming revenue	$1,069,154	$726,794	$486,394	$339,869

Advertising revenue
Nordics	$153	$2,050	$94	$338
Other	12,151	25,205	4,771	7,535
Total advertising revenue	$12,304	$27,255	$4,865	$7,873

Total revenue
Western Europe	$115,989	$106,839	$57,303	$36,262
Central, Eastern and Southern Europe	9,181	12,060	3,647	2,418
Nordics	940,406	599,502	422,584	298,657
Other	15,882	35,648	7,725	10,405
Total revenue	$1,081,458	$754,049	$491,259	$347,742

Equipment

The Company's equipment is located as follows:

Net Book Value	June 30, 2013	December 31, 2012

Anguilla	$1,271	$872
Canada	5,081	5,978
United Kingdom	2,393	1,131
United States of America	1,916	2,299
	$10,661	$10,280

11.       Concentrations:

Major customers

For the quarter ended June 30, 2013, there was no single player on the gaming site who had wagered more than 10% of the total gaming revenue. The Company is reliant on Unibet, a related party, to provide contracted services pursuant to its Partner Program. The Company has a receivable from Unibet of $314,740 as at June 30, 2013 (December 31, 2012 - $360,284).

During the quarter ended June 30, 2013 and 2012, the Company offered limited advertising. Therefore there were no advertising sales representing more than 10% of the total sales.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six Months ended June 30, 2013 and 2012

(Unaudited)

12.  Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions. At June 30, 2013, the Company had total cash balances of $992,168 (December 31, 2012 - $876,004) at financial institutions, where $629,750 (December 31, 2012 - $491,300) is in excess of federally insured limits. The Company has concentrations of credit risk with respect to accounts receivable, as large amounts of its accounts receivable are concentrated geographically in the United Kingdom amongst a small number of customers.

As of June 30, 2013, the Company had one customer totaling $314,740, who accounted for total accounts receivable greater than 10%. As of December 31, 2012, the Company had one customer, totaling $360,284 who accounted for greater than 10% of the total accounts receivable.

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

Since joining the Unibet Partner Program, we embarked on a cost focused restructure of the Bingo.com organization which has included a significant staff downsizing, the termination of hosting and other operational contracts, the sale of computer hardware, a reduction in office space, the release of both our Maltese and Curacao gaming licenses, and much more.  The Bingo.com restructuring program was completed in the quarter ending June 30, 2011.  The remaining costs of Bingo.com are now focused behind the marketing function of the organization as we build the Bingo.com brand in our target markets and generate increasing amounts of Internet traffic to create a large base of valuable customers.  We intend to expand our business, leveraging the many different languages and currencies supported by Unibet's system, by launching marketing campaigns in jurisdictions which we anticipate will be the most responsive to Bingo.com's online offering. Furthermore, in an attempt to maximize the value of our North American visitors to whom we cannot offer online gambling services, we have commenced the development of an innovative social bingo game that we expect to globally launch in the third quarter of 2013. During the second quarter of 2013, the Company beta launched the innovative social bingo game on iOS, Android, and Facebook.

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

Gaming revenue from the Bingo.com website accounted for approximately 99% of our revenue for the quarter ended June 30, 2013.

We have made a significant investment in the development of our website, the purchase of our domain name, branding, marketing, and operations.  As a result we have incurred significant losses since inception, and as of June 30, 2013, had an accumulated deficit of $16,426,564.

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

RESULTS OF OPERATIONS

            Revenue

Total Revenue for the quarter ended June 30, 2013, was $491,259, an increase of 41% from revenue of $347,742 for the second quarter of 2012 and a decrease of 17% from revenue of $590,199, in the first quarter of 2013. Gaming revenue was $486,394, an increase of 43% in the quarter ended June 30, 2013, compared to gaming revenue of $339,869 in the second quarter of 2012 and a 17% decrease from revenue of $582,760 in the first quarter of 2013. This increase in revenue compared to the second quarter of 2012 is due to a higher number of active players as a result of increased marketing.  However, marketing investments were lower in the second quarter of 2013 compared to the marketing activity in the first quarter of 2013 and combined with the disruption from the website migration, our gaming revenues were lower.  We earned advertising revenue of $4,865 in the quarter ended June 30, 2013, a decrease of 38% from advertising revenue of $7,873 in the second quarter of 2012 and a decrease of 35% from advertising revenue of $7,439 in the first quarter of 2013.

            Sales and marketing expenses

Sales and marketing expenses were $303,239 for the quarter ended June 30, 2013, an increase of 61% over expenses of $188,411 in the second quarter of 2012 and a decrease of 65% from expenses of $868,789 in the first quarter of 2013.  Sales and marketing expenses principally include costs for television marketing, Search Engine Optimization expenses, prizes for our players and other bonuses and incentives offered to gaming players. The increase in sales and marketing expenses for the quarter ended June 30, 2013, compared to the second of 2012 is due to a larger media budget in the second quarter of fiscal 2013, however this budget was reduced compared to the media budget in the first quarter of 2013.

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

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our office, legal and professional fees, and other general corporate and office expenses. General and administrative expenses increased to $85,700 for the second quarter of 2013, an increase of 51% from costs of $56,882 for the second quarter of 2012 and an increase of 7% from costs of $80,151 in the first quarter of 2013. General and administrative expenses have increased in comparison to the second quarter in the prior year and first quarter of 2013, due to the legal fees incurred in patenting the game mechanics of the Company's new social media game, Trophy Bingo.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants and benefits decreased to $72,999 for the quarter ended June 30, 2013, a decrease of 25% compared to salaries, wages, consultants and benefits of $97,210 in the second quarter of 2012 and an increase over salaries, wages, consultants and benefits of $72,746 in the first quarter of 2013. The majority of the Company's salaries, wages, consultants and benefits are incurred in Canadian Dollars. This decrease compared to the second quarter of 2012, is due to the capitalization of salaries of staff involved in the development of the Company's new social media game, Trophy Bingo.

Depreciation and amortization

Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years. Depreciation and amortization decreased to $989 during the quarter ended June 30, 2013, a decrease of 17% over costs of $1,192 during the same quarter in the prior year and an increase of 23% from costs of $807 in the first quarter of 2013. This decrease in depreciation and amortization compared to the second quarter of fiscal 2012, is due to the aging of the Company's equipment and the disposal of obsolete equipment.

            Net loss and loss per share

Net income for the three months ended June 30, 2013, amounted to $10,449, an income of $0.00 per share, an increase in net income compared to net loss of ($28,908), a loss of ($0.00) per share for the same period in 2012 and an increase in net income compared to a net loss of ($471,189) or loss of ($0.01) per share in the first quarter of 2013. The increase in net income for the quarter ended June 30, 2013, compared to the second of fiscal 2012 and the first quarter of fiscal 2013, is due to a decrease in marketing as a result of the increased marketing campaign in the first quarter of fiscal 2013.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $992,168 and positive working capital of $1,504,145 at June 30, 2013.  This compares to cash of $876,004 and positive working capital of $1,640,713 at December 31, 2012.

During the quarter ended June 30, 2013, we used cash of ($130,718) in operating activities compared to providing cash of $71,479 in the same period in the prior year and compared to using cash of ($74,872) in the first quarter of 2013.

Our future capital requirements will depend on a number of factors, including costs associated with the marketing of our Web portal, the success and acceptance of gaming operations and the possible acquisition of complementary businesses, or development of new products and technologies.

ITEM 4T.       Controls and Procedures

(a)        Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2013. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2013, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings

We are not currently a party to any legal proceeding, and was not a party to any other legal proceeding during the quarter ended June 30, 2013. We are currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2013, the Company completed a two private placement for a combined 2,000,000 shares at $0.45 per share for proceeds of $900,000.

ITEM 3.          Defaults Upon Senior Securities

Not applicable.

ITEM 4.          Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2013, we held our Annual Meeting of Stockholders for the purposes of electing our directors and to ratify the appointment of Davidson & Company LLP, Chartered Accountants, as our independent auditors for the 2013 fiscal year. The Company issued a schedule 14A proxy statement to the shareholders on May 1, 2013.

All nominees for directors were elected and the appointment of auditors was ratified. The voting on each matter is set forth below:

Nominee	For	Against	Abstain	Not Voted
T. M. Williams	47,629,988	18,162	12,410	10,786,571
J. M. Williams	47,629,913	18,162	12,485	10,786,571
C. M. Devereux	47,629,302	18,773	12,485	10,786,571
G. Whitton	47,629,988	15,162	12,410	10,786,571
F. Curtis	47,640,413	7,662	12,485	10,786,571
E. Lungerud	47,635,260	12,415	12,885	10,786,571

Proposal to ratify the appointment of Davidson & Company LLP, Chartered Accountants as our independent auditors for the 2013 fiscal year.

            For                  Against            Abstain            Not Voted

54,724,215         167,708             3,555,207                      1

ITEM 5.          Other Information

The Company did not enter any new reportable agreements during the quarter ended June 30, 2013.

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
31.1

Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 13, 2013.

31.2

Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 13, 2013.

32.1	Certification from the Chief Executive Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 13, 2013.
32.2	Certification from the Chief Financial Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 13, 2013.

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

Reports on Form 8-K.

During the quarter ended June 30, 2013, we filed the following Form 8-K:

- An Form 8-K announcing the results of our Annual General Meeting.

Reports Subsequent to the quarter ended June 30, 2013.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 13, 2013	BINGO.COM, LTD.
(Registrant)
Date:	August 13, 2013	/S/ J.M. Williams
J. M. Williams, Chief Executive Officer, and President (Principal Executive Officer)
Date:	August 13, 2013	/S/ H. W. Bromley
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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of June 30, 2013, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ J. M. Williams                                                        Date: August 13, 2013

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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of June 30, 2013, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ H. W. Bromley                                                      Date: August 13, 2013

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the "Company") on Form 10-Q for the period ended June 30, 2013, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        August 13, 2013

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the "Company") on Form 10-Q for the period ended June 30, 2013, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        August 13, 2013

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.