Form 10-K
period 2013-12-31
BINGO.COM LTD.
filed 2014-03-25
CIK 1318482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer   [  ]                                             Accelerated filer                      [   ]

Non-accelerated filer     [  ]                                             Smaller reporting company      [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]
State issuer's revenues for its most recent fiscal year. $1,938,699

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Our common stock is currently quoted on the Over the Counter Markets - The Venture Marketplace ("OTCQB") operated by OTC Markets Group Inc. (http://www.otcmarkets.com/) under the symbol "BNGOF". The closing share price as of March 24, 2014, being $0.50 per share: $34,188,851.

APPLICABLE ONLY TO CORPORATE REGISTRANTS Indicate the number of shares outstanding of the registrant's common stock, no par value per share, was 68,377,703 as of March 24, 2014.

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

During the year ended December 31, 2010, we joined the Unibet International Limited ("Unibet") Partner Program as a network operator of their multi-language and multi-currency bingo and casino system. The Unibet Partner Program provides a complete solution to Bingo.com which includes gambling licenses, multi-language customer support, financial processing capabilities, website technology, bingo games, soft games, casino games and many other services required to operate an online gambling business.  Bingo.com players continue to play on the website www.bingo.com but now participate in rooms shared alongside players from Maria.com and Bingo.se. These combined games increase the gaming liquidity and create one of the largest and most international online gaming systems in operation.

Unibet is paid a commission based on a fixed percentage of the gaming revenues generated on the Bingo.com website.  Unibet owns, creates and runs the service offered and it's the Company's responsibility to drive traffic to the website.

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

Furthermore, in an attempt to maximize the value of our North American visitors to whom we cannot offer online gambling services, we have commenced the development of an innovative social bingo game called Trophy Bingo which we expect to launch globally on Android in the first quarter of 2014 and on iOS in the second quarter of 2014.

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

Bingo.com, N.V. was incorporated under the laws of Curacao, Netherlands Antilles on October 29, 2004. During the year ended December 31, 2013, the Company sold the shares in Bingo.com, N.V.

On August 15, 2002, we acquired 99% of the share capital of Bingo.com (UK) plc. Bingo UK was incorporated under the laws of England and Wales on August 18, 2000, as CellStop plc. and changed its name to Bingo.com (UK) plc. on August 5, 2002.

On January 21, 2008, Coral Reef Marketing Inc., was incorporated under the laws of Anguilla, British West Indies.

On January 1, 2013, we acquired 100% of the share capital of Shoal Media Inc., an Anguillian Company.

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

BUSINESS OVERVIEW

Our objective is to become a major online provider of bingo based games and entertainment. We intend to leverage the worldwide popularity of bingo with the growth of the Internet and become the bingo player's portal of choice.

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

In the first quarter of 2014, the Company expects to launch globally an innovative social bingo game on Android smartphones and tablets and on iOS smartphones and tablets in the second quarter of 2014. This game will be free-to-play but will have the incentives for players to facilitate 'in game' purchases which may drive additional revenue.

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

On September 30, 2006, the United States Senate passed the Unlawful Internet Gambling Enforcement Act 2006 ("UIGEA"), which was signed into law by President Bush, on October 13, 2006. The legislation aimed to prohibit the funding of illegal online gambling to United States citizens and residents. Effective October 12, 2006, in response to the UIGEA we sold our United States player database and related assets to an unrelated company. The asset disposition included the registered online gaming players, the gaming servers, and the complete database of real money players. The asset disposition price was $1,200,050 payable at a variable rate over the subsequent period until fully paid.  As at December 31, 2013, $430,500 (2012 - $430,500) of the $1,200,050 had been paid. During the year ended December 31, 2012 the website operating with these players ceased to exist and is no longer operational. No additional funds will be recovered.

During the quarter ended June 30, 2007, we launched our United Kingdom focused website, with games targeted to the United Kingdom audience and the games played in British pounds sterling.

During the quarter ended June 30, 2010, we migrated to the Unibet's Partner Program as a network operator of their multi-language and multi-currency bingo and casino systems.

Gaming revenue from the Bingo.com website accounted for approximately 99% of our revenue for the year ended December 31, 2013.

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

We have in the past used the appeal of the bingo.com domain name to sell advertising on the free section of the website, which was our primary revenue source. During the quarter ended June 30, 2005, we commenced offering traditional bingo and other pay-for-play games to our players, which replaced advertising as our main source of revenue. Advertising revenue from the bingo.com website accounted for approximately 1% of our revenue for the year ended December 31, 2013. Although many of our games are free to play, players are required to register to receive points and to win prizes and to access certain features on the site. All registration information is stored in online databases.

            Social Bingo Business

The Company is in the process of developing a social bingo game called Trophy Bingo on iOS, Android, smartphones and tablets and on Facebook. The Company has applied for patents on several innovative game mechanics incorporated into the design of Trophy Bingo.

During the second quarter of 2013, the Company beta launched Trophy Bingo in selected jurisdictions. During the first quarter of 2014, we plan on launching Trophy Bingo globally on Android smartphones and tablets and on iOS smartphones and tablets in the second quarter of 2014.  Revenue will be generated in the game via in-app purchases.

The Niche

We continue to work towards positioning ourselves as a leading bingo focused entertainment portal on the Internet.  We believe the size of the worldwide bingo community, the domain name bingo.com, and the attractive nature of our product offering provides us an opportunity to build a large loyal base of daily visitors from around the world.

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

Revenue streams

In 2013, we generated 99% of our revenue from gaming revenue and 1% of our revenue from advertising revenue. We earned these revenues from our portal through a variety of ways, such as the following:

-   Marketing our website to drive players to our website which under the Unibet Partner Program offers bingo and other similar games, such as slots and casino, for money to our players.

-   Banner and button advertisements on our website;

-   Sponsorships of email newsletters or parts of our site;

Throughout 2013, we were focused primarily on increasing our gaming revenue at the expense of our advertising revenue and developing the social bingo game, Trophy Bingo. During the year ended December 31, 2005, we suspended the majority of the sale of advertising and focused entirely on the gaming revenue component of the business.  With the passing of the United States Unlawful Internet Gambling Act in October of 2006, we again began to serve advertising on our website.

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

Extend and enhance the value of the brand name

We believe that establishing a readily recognizable world-wide brand name is critical to attracting a larger player base and generating additional revenue. We believe that our bingo.com website has inherent value as a brand name and we intend to aggressively expand our player base by promoting that name. In targeted markets, we intend to pursue online and offline marketing strategies, promotional opportunities, and strategic alliances with arms length affiliate websites to make the Bingo.com website a leading entertainment destination for bingo on the Internet.  To date, we have entered into several affiliate deals, whereby they drive traffic to our website via links from their websites.  During the year ended December 31, 2013, we continued our marketing campaigns to generate traffic to the website. We are continuing with these campaigns in 2014.

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

OPERATIONS

Employees

As of December 31, 2013, we had two full-time employees, not including temporary personnel, consultants, and independent contractors. We retain consultants to provide special expertise in developing strategy, marketing, software and technologies and outsource our development resources. None of our employees is represented by a labor union, and we believe that our relationship with our employees is good.

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

As the Bingo.com website and cash-games are operated and supported by Unibet as part of the Unibet Partner Program, we are dependent upon Unibet obtaining, and keeping in good standing, the required licensing to offer Internet gambling to residents of targeted jurisdictions. Bingo.com is not required to hold any Internet gambling licenses itself as our activities with respect to Internet gambling are restricted to promoting and marketing our website. We are presently focused on obtaining players from jurisdictions where Internet gambling is regulated and considered legal. We are, therefore, indirectly subject to the Gambling Laws of these jurisdictions in that our activities may be affected if legal circumstances change and Unibet is, as a result, forced to restrict its activities appropriately.  As a result, a broad spectrum of our business may be affected, including how and what we market. As we look to expand into other markets, it is likely we will be subject to further local laws and regulations which may require other changes to the way we market our games and website.

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

Our primary administrative facility is located in leased space in Vancouver, British Columbia.  During the year ended December 31, 2011, the lease was amended. The lease expires April 30, 2014. Subsequent to the year ended December 31, 2013, this lease was extended for a further 3 years and expires on April 30, 2017. This facility comprises approximately 463 square feet. The monthly rental is approximately $1,532.

We operate a sales and marketing office in London, United Kingdom, where we rent space on a monthly basis from a shareholder who owns greater than 10% of the Company. During the year ended December 31, 2013, the rent was GBP5,000 per month. This lease expired on December 31, 2013, and has not been renewed.

We believe that these facilities will be adequate to meet our requirements for the near future and that suitable additional space will be available if needed. Other than described above, neither we, nor any of our subsidiaries presently own or lease any other property or real estate.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings and were not a party to any other legal proceeding, during the fiscal year ended December 31, 2013. We are currently not aware of any legal proceedings proposed to be initiated against us. However, from time-to-time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our Annual Meeting of Stockholders in Anguilla on June 27, 2013, all matters were unanimously approved. There were no submissions of matters to a vote of security holders during the third and fourth quarter of 2013.

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

Quarter Ended	High (1)	Low (1)
December 31, 2013	$0.53	$0.35
September 30, 2013	$0.52	$0.36
June 30, 2013	$0.60	$0.36
March 31, 2013	$0.41	$0.35
December 31, 2012	$0.75	$0.35
September 30, 2012	$0.44	$0.41
June 30, 2012	$0.75	$0.32
March 31, 2012	$0.50	$0.25

1.             Prices as per Yahoo! TM Finance

On March 24, 2014, the last reported sale price of our common stock, as reported by the OTCQB, was $0.50 per share.

As of March 24, 2014, we believe there are approximately 1,266 shareholders (including nominees and brokers holding street accounts) of our shares of common stock.

Other than described above, our shares of common stock are not and have not been listed or quoted on any other exchange or quotation system.

Dividend Policy

We have not declared or paid any cash dividends on our common stock since our inception.  The Board of Directors is presently reviewing the Companies dividend policy. Any future payment of dividends will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

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

On April 8, 2013, we closed an offer of 1,000,000 common shares at $0.45 per share to one subscriber. These shares were issued under Regulation S. The subscriber who received shares under Regulation S is not a U.S. Persons as defined in Rule 902(k) of Regulation S, and no sales efforts were conducted in the U.S., in accordance with Rule 903(c).  The subscriber to the offering under Regulation S acknowledged that the securities purchased must come to rest outside the U.S., and the certificates will contain a legend restricting the sale of such securities until the Regulation S holding period is satisfied.

On June 11, 2013, we closed an offer of 1,000,000 common shares at $0.45 per share to one subscriber. These shares were issued under Regulation S. The subscriber who received shares under Regulation S is not a U.S. Persons as defined in Rule 902(k) of Regulation S, and no sales efforts were conducted in the U.S., in accordance with Rule 903(c).  The subscriber to the offering under Regulation S acknowledged that the securities purchased must come to rest outside the U.S., and the certificates will contain a legend restricting the sale of such securities until the Regulation S holding period is satisfied.

Subsequent to the year ended December 31, 2013, we closed an offer of 500,000 common shares at $0.40 per share to one subscriber. These shares were issued under Regulation S. The subscriber who received shares under Regulation S is not a U.S. Persons as defined in Rule 902(k) of Regulation S, and no sales efforts were conducted in the U.S., in accordance with Rule 903(c).  The subscriber to the offering under Regulation S acknowledged that the securities purchased must come to rest outside the U.S., and the certificates will contain a legend restricting the sale of such securities until the Regulation S holding period is satisfied.

Securities authorized for issuance under equity compensation plans.

We have reserved a total of 1,895,000 common shares for issuance under our 1999 stock option plan.  Pursuant to this plan we have nil stock purchase options (2012 - nil) outstanding at December 31, 2013. During the year ended December 31, 2013, there were nil options exercised and nil options expired, issued under the 1999 plan.

We have reserved a total of 5,424,726 common shares for issuance pursuant to grants under the 2001 stock option plan.  Pursuant to this plan we have 605,000 stock purchase options (2012 - 1,190,000) outstanding as at December 31, 2013. These options are fully vested at December 31, 2013. During the year ended December 31, 2013, nil options issued under the 2001 plan were exercised and 585,000 options issued under the 2001 plan expired unexercised.

During the year ended December 31, 2012, the expiry date on 75,000 options granted under the 2001 stock plan, with an expiry date of February 28, 2012 and an exercise price of $0.27 per share, was extended for 2 years.

We have reserved a total of 2,000,000 common shares for issuance under our 2005 stock option plan.  Pursuant to this plan we have 805,000 stock purchase options (2012 - 955,000) outstanding at December 31, 2013. These options are fully vested at December 31, 2013. During the year ended December 31, 2013, there were no stock options, issued under the 2005 plan, exercised, however 150,000 stock options issued under the 2005 plan expired unexercised.

During the year ended December 31, 2012, the expiry date on 285,000 options granted under the 2005 plan, with an expiry date of February 28, 2012 and an exercise price of $0.27 per share, was extended for 2 years.

The 1999 and 2001 plans were approved in 2001 by our shareholders and the 2005 plan was approved by our shareholders in 2005.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,410,000	$0.19	5,710,776
Equity compensation plans not approved by security holders	0	0	0
Total	1,410,000	$0.19	5,710,776

 ITEM 6. SELECTED FINANCIAL DATA.

Consolidated Statement of Operations Data:

		Year Ended December 31,
	2013	2012	2011	2010	2009

Revenue
Advertising revenue	$25,133	$44,693	$66,705	$98,547	$195,833
Gaming revenue	1,913,566	1,721,135	1,349,953	1,718,257	5,629,529
Total revenue	1,938,699	1,765,828	1,416,658	1,816,804	5,825,362

Cost of producing revenue	-	-	-	(1,152,020)	(3,836,527)
Operating expenses excluding interest and other income (expenses)	(2,725,736)	(1,812,313)	(2,104,869)	(2,595,473)	(3,163,472)
Interest and other income	840	1,258	2,887	3,957	1,740
Income tax expense	(1,666)	(1,008)	(3,692)	(45,291)	(15,154)
Net loss	$(787,863)	$(46,235)	$(689,016)	$(1,972,023)	$(1,188,051)

Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.04)	$(0.03)
Weighted average common shares outstanding	67,165,374	64,156,392	63,877,703	54,716,388	40,494,148

		Year Ended December 31,
	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data:
Cash	$491,203	$876,004	$787,524	$1,396,384	$557,251
Total assets	3,607,123	3,362,054	2,438,967	3,164,884	2,269,478
Total liabilities	238,540	105,608	96,291	137,437	693,345
Long term obligations	-	-	-	-	-
Total stockholders' equity	3,368,583	3,256,446	2,342,676	3,027,447	1,576,133
Working capital (deficit)	646,015	1,640,713	1,058,631	1,723,394	(19,801)

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

OVERVIEW

From 1999 to 2013, we have been focused on providing online bingo games over the Internet to players around the world. We began to experience revenue growth from the advertising contained in these games in fiscal 2000. In early 2005 we expanded our entertainment offering to include bingo games for money as well as soft games such as video poker, slots and hi-lo.  In 2010, Bingo.com joined the Unibet Partner Program, and is now focused on marketing its offering to players around the world.

Ninety-nine percent of our revenue in 2013 was derived from gaming revenues and one percent from the sale of Internet advertising. We expect that in the future gaming revenue combined with revenues derived from in App purchases in Trophy Bingo will contribute the majority of our total revenue.

We have made a significant investment in the development of our website, development of Trophy Bingo, purchase of domain name, branding, marketing, and maintaining operations.  As a result we have incurred significant losses since inception, and as of December 31, 2013, had an accumulated deficit of $16,753,687.

Moving forward, we will continue to control operating costs and expansion costs with the objective to operate profitably and efficiently.

The consolidated statement of operations data for the years ended December 31, 2013, and 2012, and the consolidated balance sheet data as of December 31, 2013, and 2012, are derived from our audited consolidated financial statements included in Item 7 of this report, which have been audited by Davidson and Company LLP, independent auditors. The consolidated statement of operations data for the years ended December 31, 2011, 2010, and 2009, and the consolidated balance sheet data as of December 31, 2011, 2010, and 2009, are derived from audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of results to be expected in any future period.

During the year ended December 31, 2010, Bingo.com joined the Unibet International Limited ("Unibet") Partner Program as a network operator of their multi-language and multi-currency bingo and casino system.  The Unibet Partner Program provides a complete solution to Bingo.com which includes gambling licenses, multi-language customer support, financial processing capabilities, website technology, bingo games, soft games, casino games and many other services required to operate an online gambling business.  Bingo.com players continue to play on the website www.bingo.com but now participate in rooms shared across the entire Unibet Partner program alongside players from Mariabingo.com and Bingo.se. These combined games increase the gaming liquidity and create one of the largest and most international online gaming systems in operation.

Unibet is paid a commission based on a fixed percentage of the gaming revenues generated on the Bingo.com website.  This agreement is for a minimum of 1 years and will automatically extend for a further year unless written notice is given. Unibet will own, create and run the service offered and it is the Company's responsibility to drive traffic to the website.

In addition, as a member of the Partner Program, Bingo.com is no longer required to secure or maintain any online gambling licenses of its own as the Company is permitted to offer Internet gambling products to its players pursuant to Unibet's licenses in relevant jurisdictions.

The Company also intends to expand its sources of revenue by developing and marketing its social media game Trophy Bingo.  During the second quarter of 2013, the Company beta launched Trophy Bingo in selected jurisdictions. During the first quarter of 2014, we plan on launching Trophy Bingo globally on Android smartphones and tablets and on iOS smartphones and tablets in the second quarter of 2014.

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

Software Development Costs

Software development costs incurred in the research and development of new software products and enhancements to existing software products for external use are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any software development costs are capitalized and amortized on a straight-line basis over the estimated economic life of the related product. The Company performs an annual review of the estimated economic life and the recoverability of such capitalized software costs. If a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off.  The Company has capitalized 100% its development costs of Trophy Bingo in 2013.

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

		Three Months Ended
	December 31, 2013	September 30 2013	June 30 2013	March 31 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Advertising revenue	$6,098	6,731	4,865	7,439
Gaming revenue	398,390	446,022	486,394	582,760
Total Revenue	404,488	452,753	491,259	590,199

Operating expenses and other (income) / expenses	632,989	549,709	480,810	1,061,388
Income (loss) before income taxes	(228,501)	(96,956)	10,449	(471,189)
Income tax expense (recovery)	1,666	-	-	-
Net income (loss)	$(230,167)	(96,956)	10,449	(471,189)
Basic and diluted net income (loss) per share	$(0.00)	(0.00)	0.00	(0.01)
Weighted average common shares, basic and diluted	67,877,703	67,877,703	66,998,582	65,877,703

		Three Months Ended
	December 31, 2012	September 30 2012	June 30 2012	March 31 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Advertising revenue	$4,927	12,511	7,873	19,382
Gaming revenue	549,104	445,237	339,869	386,925
Total Revenue	554,031	457,748	347,742	406,307

Operating expenses and other (income) / expenses	514,477	428,746	376,650	491,182
Income (loss) before income taxes	39,554	29,002	(28,908)	(84,875)
Income tax expense (recovery)	948	-	-	60
Net income (loss)	$38,606	29,002	(28,908)	(84,935)
Basic and diluted net income (loss) per share	$0.00	0.00	(0.00)	(0.00)
Weighted average common shares, basic and diluted	64,156,392	63,877,703	63,877,703	63,877,703

Our financial statements and related schedules are described under "Item 8. Financial Statements".

RESULTS OF OPERATIONS

Years Ended December 31, 2013 and 2012

            Revenue

Total revenue increased to $1,938,699 for the year ended December 31, 2013, an increase of 10% over revenue of $1,765,828 for the same period in the prior year. Gaming revenue increased to $1,913,566 for the year ended December 31, 2013, an increase of 11% over gaming revenue of $1,721,135 for the same period in the prior year. This increase compared to the prior year is due to an increase in players as a result of increased marketing. Advertising Revenue decreased to $25,133 for the year ended December 31, 2013, a decrease of 44% over revenue of $44,693 for the same period in the prior year. During the first quarter of fiscal 2010 the Company suspended sales of new advertising.

            Selling and marketing expenses

Selling and marketing expenses increased to $2,142,423 for the year ended December 31, 2013, an increase of 76% over sales and marketing expenses of $1,217,416 in the prior year. Selling and marketing expenses principally include costs for television marketing, Search Engine Optimization expenses, prizes for our players and other bonuses and incentives offered to gaming players.  The increase in selling and marketing expenses for the year ended December 31, 2013, compared to fiscal 2012 is due to a larger media budget in fiscal 2013 to drive additional players to the website and to expand into new European markets.

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

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our office, legal and professional fees, and other general corporate and office expenses. General and administrative expenses increased to $296,494 for the year ended December 31, 2013, a 28% increase over costs of $230,849 for the previous year. General and administrative expenses have increased in comparison to the prior year is due to the legal fees incurred in patenting the game mechanics of the Company's new social media game, Trophy Bingo and an increase in rental costs.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants and benefits decreased to $272,496 during the year ended December 31, 2013, a decrease of 20% over costs of $339,943 for the previous year. The majority of the Company's salaries, wages, consultants and benefits are incurred in Canadian Dollars. This decrease in comparison to the prior year is due to the capitalization of salaries of staff involved in the development of the Company's new social media game, Trophy Bingo.

Depreciation and amortization

Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years.  Depreciation decreased to $4,687 during the year ended December 31, 2013, a decrease of 1% over depreciation of $4,755 during the prior year. This decrease in depreciation and amortization compared to fiscal 2012, is due to the aging of the Company's equipment and the disposal of obsolete equipment.

Stock based Compensation

During the year ended December 31, 2006, the Company adopted ASC 718, Compensation-Stock Compensation, which requires us to expense stock options granted. Stock based compensation decreased to $nil during the year ended December 31, 2013, a decrease over stock based compensation of $60,005 during the prior year. This decrease in stock based compensation during the year ended December 31, 2013, is due to the extension of the terms of the options expiring in 2012. There were no stock options granted during the year ended December 31, 2013 and 2012.

Other income and expenses

During the year ended December 31, 2013, we made foreign exchange gains of $1,552 compared to foreign exchange gains of $52,155 in the prior year. These gains are due to the exchange rate movements of the US Dollar compared to the Pound Sterling and the Canadian Dollar.

During the year ended December 31, 2013, we received interest income of $840, a decrease of 33% compared to interest income of $1,258 in the prior year. The interest income is received from bank term deposits from investing our cash. The decrease in interest income is due to the reduction in cash due to the expenditures during fiscal 2013, especially on marketing campaigns.

            Income taxes

The Company incurred income tax expense of $1,666 during the year ended December 31, 2013, in relation to profits earned in its subsidiaries in different jurisdictions compared to income tax expense of $1,008 in the prior year. During the year ended December 31, 2005, the Bingo.com, Inc. merged with its subsidiary Bingo.com, Ltd. in Anguilla, British West Indies. Anguilla is a zero tax jurisdiction.

            Net loss and loss per share

We ended the year ended December 31, 2013, with a net loss of ($787,863) a basic and diluted loss per share of ($0.01), compared to prior year's net loss and loss per share of ($46,235), and ($0.00), respectively. The increase in net loss for the year ended December 31, 2013, compared to the prior year, is due to an increase in marketing as a result of the increased marketing campaign in fiscal 2013.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $491,203 and positive working capital of $646,015 at December 31, 2013. This compares to cash of $876,004 and working capital of $1,640,713 at December 31, 2012. During the year ended December 31, 2013, Bingo.com, Ltd. completed two private placements offering 1,000,000 shares at $0.45 per share each.  Total proceeds of these offering were $900,000. Subsequent to the year ended December 31, 2013, the Company completed a private placement offering 500,000 shares at $0.40 per share each.  Total proceeds of this offering was $200,000.

During the year ended December 31, 2013, we used cash of $224,192 in operating activities compared to using cash of $475,407 in the prior year.

Net cash generated by financing activities was $900,000 in the year ended December 31, 2013, which compares to cash generated by financing activity of $900,000 in 2012. This cash generated by financing activity is due to the cash raised from two private placements during the year ended December 31, 2013.

Cash of $1,058,432 was used in investing activities in fiscal 2013, compared to cash used in investing activities of $336,113 in the prior year. This increase in cash used in investing activities is due to the development of the social bingo game, Trophy Bingo, and website.

Our future capital requirements will depend on a number of factors, including costs associated with marketing of our Web portal, the further development of Trophy Bingo, the success and acceptance of gaming operations and the possible acquisition of complementary businesses, products and technologies.

            Off Balance Sheet Arrangements

We did not have any Off Balance sheet arrangements for the year ended December 31, 2013 and 2012.

AUDIT COMMITTEE

Our audit committee consists of four directors and reports to the Board of Directors. The audit committee meets regularly throughout the year and met with the independent auditors on March 18, 2014, and approved the financials statements for the year ended December 31, 2013.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BINGO.COM, LTD. and subsidiaries

Consolidated Financial Statements

Years ended December 31, 2013 and 2012

DAVIDSON & COMPANY LLP                        Chartered Accountants                        A Partnership of Incorporated Professionals

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Bingo.com, Ltd.

We have audited the accompanying consolidated financial statements of Bingo.com, Ltd. (the "Company"), which comprise the consolidated balance sheets of Bingo.com, Ltd. as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Bingo.com, Ltd. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for years ended December 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, Bingo.com, Ltd. has suffered recurring losses from operations and has a net capital deficiency. These matters, along with the other matters set forth in Note 1, indicated the existence of material uncertainities that raises substantial doubt about its ability to continue as a going concern.  Managements's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

" DAVIDSON & COMPANY LLP"

Chartered Accountants

Vancouver, Canada

March 18, 2014

NEXIA

INTERNATIONAL

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, B.C., Canada, V7Y 1G6

Telephone (604) 687-0947 Fax (604) 687-6172

BINGO.COM, LTD. and subsidiaries

Consolidated Balance Sheets

As at December 31,	2013	2012
Assets
Current assets:
Cash	$491,203	$876,004
Accounts receivable, less allowance for doubtful accounts $nil (2012 - $38,736) (Note 5)	281,257	364,184
Prepaid expenses	112,095	506,133
Total Current Assets	884,555	1,746,321

Equipment, net (Note 6)	7,770	10,280

Other assets (Note 7)	1,457,557	348,212

Domain name rights and intangible assets (Note 8)	1,257,241	1,257,241

Deferred tax asset, less valuation allowance of $17,201 (2012 - $79,681) (Note 11)	-	-

Total Assets	$3,607,123	$3,362,054

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$159,891	$24,465
Accrued liabilities	67,374	65,593
Accounts payable and accrued liabilities - related party (Note 12)	11,275	15,550
Total Current Liabilities	238,540	105,608

Commitments (Note 10)
Subsequent event (Note 9 & 10)

Stockholders' equity (Note 9):
Common stock, no par value, unlimited shares authorized, 67,877,703 shares issued and outstanding (December 31, 2012 - 65,877,703)	20,097,690	19,197,690
Accumulated deficit	(16,753,687)	(15,965,824)
Accumulated other comprehensive income: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	3,368,583	3,256,446

Total Liabilities and Stockholders' Equity	$3,607,123	$3,362,054

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and subsidiaries

Consolidated Statements of Operations

Years ended December 31,	2013	2012

Advertising revenue	$25,133	$44,693
Gaming revenue	1,913,566	1,721,135
Total revenue	1,938,699	1,765,828

Operating expenses:
Depreciation and amortization (Note 6)	4,687	4,755
Directors fees	12,000	11,500
General and administrative	296,494	230,849
Salaries, wages, consultants and benefits	272,496	339,943
Selling and marketing	2,142,423	1,217,416
Stock-based compensation (Note 9)	-	60,005
Total operating expenses	2,728,100	1,864,468

Loss before other income (expense) and income taxes	(789,401)	(98,640)

Other income (expense):
Foreign exchange gain	1,552	52,155
Profit on the sale of subsidiaries (Note 4)	812	-
Interest and other income	840	1,258

Loss before income taxes	(786,197)	(45,227)

Income tax expense (Note 11)	(1,666)	(1,008)

Net loss	$(787,863)	$(46,235)

Other comprehensive income (loss)	-	-

Comprehensive loss	$(787,863)	$(46,235)

Net loss per common share, basic (Note 2)	$(0.01)	$(0.00)
Net loss per common share, diluted (Note 2)	$(0.01)	$(0.00)

Weighted average common shares outstanding, basic (Note 2)	67,165,374	64,156,392
Weighted average common shares outstanding, diluted (Note 2)	67,165,374	64,156,392

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and subsidiaries

Consolidated Statements of Stockholders' Equity

Years ended December 31, 2013 and 2012

	Common stock			Accumulated Other Comprehensive income
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2011	63,877,703	$18,237,685	$(15,919,589)	$ 24,580	$2,342,676

Stock-based compensation	-	60,005	-	-	60,005

Private placement	1,000,000	450,000	-	-	450,000

Private placement	1,000,000	450,000	-	-	450,000

Net loss	-	-	(46,235)	-	(46,235)
Balance, December 31, 2012	65,877,703	19,197,690	(15,965,824)	24,580	3,256,446

Private placement	1,000,000	450,000	-	-	450,000

Private placement	1,000,000	450,000	-	-	450,000

Net loss	-	-	(787,863)	-	(787,863)
Balance, December 31, 2013	67,877,703	$20,097,690	$(16,753,687)	$ 24,580	$3,368,583

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31,	2013	2012
Cash flows from operating activities:
Net loss	$(787,863)	$(46,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,687	4,755
Profit on the sale of subsidiary	(812)	-
Stock-based compensation	-	60,005
Changes in operating assets and liabilities:
Accounts receivable	81,609	(216,065)
Prepaid expenses	394,038	(286,854)
Other assets	788	(330)
Accounts payable and accrued liabilities	83,361	9,317
Net cash used in operating activities	(224,192)	(475,407)

Cash flows from investing activities:
Acquisition of equipment	(2,177)	(208)
Software development	(1,058,432)	(335,905)
Net cash used in investing activities	(1,060,609)	(336,113)

Cash flows from financing activities:
Private placement	900,000	900,000
Net cash provided by financing activities	900,000	900,000

Change in cash	(384,801)	88,480

Cash, beginning of year	876,004	787,524
Cash, end of year	$491,203	$876,004

Supplementary information:
Interest paid	$-	$-
Income taxes paid	$1,008	$1,510

Non-cash financing activity	$-	$-
Non-cash investing activity - other assets incurred through accounts payable	$51,701	$-

See accompanying notes to consolidated financial statements.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2013 and 2012

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

Continuing operations

These consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses from operations for the year ended December 31, 2013 and 2012, and has an accumulated deficit of $16,753,687 as at December 31, 2013.  This raises substantial doubt about the Company's ability to continue as a going concern.

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

Years ended December 31, 2013 and 2012

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

2.    Summary of significant accounting policies:

(a)     Basis of presentation:

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") applicable to annual financial information and with the rules and regulations of the United States Securities and Exchange Commission.  The financial statements include the accounts of the Company's wholly-owned subsidiaries, English Bay Office Management Limited (registered in British Columbia, Canada), Bingo.com N.V. (registered in Curacao, Netherlands Antilles) sold during fiscal 2013 (Note 4), Coral Reef Marketing Inc. (registered in Anguilla), Shoal Media Inc. (registered in Anguilla) acquired in fiscal 2013 (Note 3), Bingo.com (Antigua) Inc., Bingo.com (Wyoming) Inc., Bingo Acquisition Corp, and the 99% owned subsidiary, Bingo.com (UK) plc. (registered in the United Kingdom). All inter-company balances and transactions have been eliminated in the consolidated financial statements.

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

Years ended December 31, 2013 and 2012

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

(e)  Cash and cash equivalents

Cash and cash equivalents include cash on hand and, on occasion, short term investments. The Company considers all highly liquid instruments purchased with a remaining maturity of less than three months at the time of purchase as cash equivalents. As at December 31, 2013 and 2012, the Company had no cash equivalents.

(f)  Accounts receivable:

Trade and other accounts receivable are reported at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable includes receivables from payment processors and trade receivables from customers. The Company estimates doubtful accounts on an item-by-item basis and includes over-aged accounts as part of allowance for doubtful accounts, which are generally ones that are ninety-days overdue.  Bad debt expense, for the year ended December 31, 2013, was $nil (2012 - $nil). A provision for doubtful accounts in relation to the sale of US players and accounts receivable (Note 4 and Note 5) of $nil (2012 - $38,736) has been allowed for in these financial statements.

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

Years ended December 31, 2013 and 2012

2.    Summary of significant accounting policies: (Continued)

(h)  Software Development Costs:

Software development costs incurred in the research and development of new software products and enhancements to existing software products for external use are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any software development costs are capitalized and amortized on a straight-line basis over the estimated economic life of the related product. The Company performs an annual review of the estimated economic life and the recoverability of such capitalized software costs. If a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off. Although the Company believes that its approach to estimates and judgments as described herein is reasonable, actual results could differ and the Company may be exposed to increases or decreases in revenue that could be material.  Software Development Costs for the development of Trophy Bingo were $1,109,345 in 2013 (2012 - $348,212).

(i)   Advertising:

The Company expenses the cost of advertising in the period in which the advertising space or airtime is used. Advertising costs charged to selling and marketing expenses in 2013 totaled $2,006,252 (2012 - $1,102,451).

(j)   Stock-based compensation:

The Company recognizes all stock-based compensation as an expense in the financial statements and that such cost be measured at the fair value of the award.

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2013	2012
Expected dividend yield	-	-
Expected stock price volatility	-	114%
Weighted average volatility	-	114%
Risk-free interest rate	-	0.88%
Expected life of options	-	0.5 - 1 years
Forfeiture rate	-	0%

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

Years ended December 31, 2013 and 2012

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

Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. A total of 1,410,000 (2012 - 2,145,000) stock options were excluded as at December 31, 2013.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2013 and 2012

2.    Summary of significant accounting policies: (Continued)

(m) Net (loss) income per share: (Continued)

The earnings per share data for the year ended December 31, 2013 and 2012 are summarized as follows:

	2013	2012
Net loss for the year - as reported	$(787,863)	$(46,235)

Basic earnings per share weighted average number of common shares outstanding	67,165,374	64,156,392
Effect of dilutive securities
Stock Options	-	-

Diluted earnings per share by weighted average number of common shares outstanding	(0.01)	(0.00)

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

Years ended December 31, 2013 and 2012

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"), which requires an entity to present an unrecognized tax benefit as a reduction to a deferred tax asset in the financial

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2013 and 2012

2.    Summary of significant accounting policies: (Continued)

(o)  New accounting pronouncements and changes in accounting policies: (Continued)

statements, when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. If the deferred tax asset is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position or the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for the Company beginning January 1, 2014. The Company believes the adoption of ASU 2013-11 will not have a material impact on the Company's reported results of operations or financial position.

There have been no other recent accounting standards, or changes in accounting standards, during the year ended December 31, 2013, as compared to the recent accounting standards described in the Annual Report, that are of material significance, or have potential material significance, to us.

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

Years ended December 31, 2013 and 2012

3.         Acquisition of subsidiary: (Continued)

January 1, 2013

Assets
Current assets:
Cash	$5,590
Total Current Assets	$5,590

Liabilities
Current liabilities:
Accounts payable	$-
Total Current Liabilities	$-

Net Assets	$5,590

4. Sale of subsidiary

Effective December 19, 2013, the Company sold Bingo.com N.V. in an arms length transaction for $1. Since gaining a gaming license in Malta and moving our operations from Curacao to Malta in 2009, Bingo.com N.V. has been a dormant subsidiary.  The Company sold the subsidiary, because it did not want to incur further costs to support a dormant subsidiary. The net assets of Bingo.com N.V. as at December 19, 2013, were as follows:

		December 19, 2013

Assets
Current assets:	$
Accounts receivable less allowance for doubtful accounts		1,318
Total Current Assets		1,318

Total Assets		$1,318

Liabilities
Current liabilities:
Accounts payable		$2,130
Total Current Liabilities		$2,130

Net Assets		$(812)

5.    Accounts Receivable:

The accounts receivable as at December 31, 2013, is summarized as follows:

	2013	2012
Accounts receivable	$281,257	$402,920

Provision for doubtful accounts	-	(38,736)

Net accounts receivable	$281,257	$364,184

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2013 and 2012

6.   Equipment:

2013	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$100,372	$93,754	$6,618
Furniture and fixtures	7,088	5,936	1,152
	$107,460	$99,690	$7,770

2012	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$98,195	$89,353	$8,842
Furniture and fixtures	7,088	5,650	1,438
	$105,283	$95,003	$10,280

Depreciation expense was $4,687 (2012 - $4,755) for the year ended December 31, 2013.

7.  Other assets:

During the year ended December 31, 2012, the Company commenced development of a social bingo game, Trophy Bingo. The Company capitalized $1,446,038 (December 31, 2012 - $335,905) as at December 31, 2013. The Company has not yet begun to amortize on these capitalized development costs. Other assets also include $11,519 (2012 - $12,307) for security deposits.

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

Years ended December 31, 2013 and 2012

8.  Domain name rights and intangible asset: (Continued)

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

(a)  Common stock issuances:

During the year ended December 31, 2013, the Company completed two separate private placements of a combined 2,000,000 common shares at $0.45 per share. Total proceeds of both offerings was $900,000.

During the year ended December 31, 2012, the Company completed two separate private placements of a combined 2,000,000 common shares at $0.45 per share. Total proceeds of both offerings was $900,000.

Subsequent to the year ended December 31, 2013, the Company completed a private placement of a combined 500,000 common shares at $0.40 per share. Total proceeds of the offering was $200,000.

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

As at December 31, 2013, there were a total of nil stock options (2012 - nil) outstanding. During the year ended December 31, 2013, there were nil options exercised (2012 - nil) and nil options expired unexercised (2012 - nil).

(ii) 2001 stock option plan:

During the year ended December 31, 2001, the Company's Board of Directors adopted the 2001 stock option plan. The Company has reserved a total of 5,424,726 common shares for issuance under the 2001 stock option plan. The plan provides for the granting of incentive

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2013 and 2012

9.   Stockholders' equity: (Continued)

 (b) Stock option plans: (Continued)

and non-qualified stock options to directors, officers, eligible employees and contractors of the Company. The Board of Directors determines the terms of the options granted, including the number of options granted, the exercise price and their vesting schedule.

As at December 31, 2013, there were a total of 2,539,700 stock options (2012 - 3,124,700 stock options) issued, of which 1,934,700 (2012 - 1,934,700) had been exercised as at December 31, 2013. During the year ended December 31, 2013, nil options were exercised (2012 - nil) and 585,000 (2012 - 100,000) stock options expired unexercised. Therefore as at December 31, 2013, there were 605,000 (2012 - 1,190,000) stock options outstanding at exercise prices ranging from $0.17 to $0.27 per share.

During the year ended December 31, 2012, the expiry date on 75,000 options with an expiry date of February 28, 2012 and an exercise price of $0.27 per share, was extended for 2 years and the expiry date. Subsequent to the year ended December 31, 2013, these options expired unexercised.

During the year ended December 31, 2012, the expiry date on 175,000 options with an expiry date of March 5, 2012 and an exercise price of $0.33 per share, was extended for 1 year. These options expired unexercised.

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

As at December 31, 2013, there were a total of 805,000 (2012 - 955,000) stock options outstanding at exercise prices ranging between $0.15 and $0.27 per share. During the year ended December 31, 2013, 150,000 (2012 - 100,000) stock options expired unexercised.

During the year ended December 31, 2012, the expiry date on 285,000 options with an expiry date of February 28, 2012 and an exercise price of $0.27 per share, was extended for a further 2 years.  Subsequent to the year ended December 31, 2013, these options expired unexercised.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2013 and 2012

9.   Stockholders' equity: (Continued)

 (b) Stock option plans: (Continued)

During the year ended December 31, 2012, the expiry date on 100,000 options with an expiry date of March 5, 2012 and an exercise price of $0.33 per share, was extended for a further 1 year. During the year ended December 31, 2013, these options expired unexercised.

A summary of stock option activity for the stock option plans for the years ended December 31, 2013 and 2012 are as follows:

	Number of options	Weighted average exercise price
Outstanding, December 31, 2011	2,345,000	$0.23

Granted	-	-
Exercised	-	-
Expired	(200,000)	0.23

Outstanding, December 31, 2012	2,145,000	$0.23

Granted	-	-
Exercised	-	-
Expired	(735,000)	0.31

Outstanding, December 31, 2013	1,410,000	$0.19

The aggregate intrinsic value for options as of December 31, 2013 was $242,300 (2012 - $388,800) with a closing share price of $0.36 per share.

The following table summarizes information concerning outstanding and exercisable stock options at December 31, 2013:

Range of exercise prices per share	Number outstanding	Number exercisable	Expiry date
$ 0.27	360,000	360,000	February 28, 2014(1)
0.17	530,000	530,000	June 19, 2014
0.15	520,000	520,000	September 30, 2015
	1,410,000	1,410,000

(1)    During the year end December 31, 2012, 360,000 of these options were extended until February 28, 2014.  These options expired unexercised subsequent to the year ended December 31, 2013.

During the year ended December 31, 2013, the Company recorded stock-based compensation expense of $nil (2012 - $60,005) relating to the extension of the common stock purchase options to certain employees, officers, and directors of the Company in accordance with ASC 718, Compensation - Stock Compensation.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2013 and 2012

10. Commitments:

The Company leases office facilities in Vancouver, British Columbia, Canada, The Valley, Anguilla, British West Indies and London, United Kingdom. These office facilities are leased under operating lease agreements. The Canadian operating lease expires on April 30, 2014. Subsequent to the year ended December 31, 2013, the lease was extended for a further 3 years. The Anguillan operating lease expired on April 1, 2011 but unless 3 month's notice is given it automatically renews for a future 3 months until notice is given. The United Kingdom lease is leased from Bingo, Inc. This lease expired on December 31, 2013 and will not be renewed.

Minimum lease payments under these operating leases are approximately as follows:

2014	$19,129
2015	18,379
2016	18,379

The Company paid rent expense totaling $121,520 for the year ended December 31, 2013 (2012 - $74,376).

The Company has a management consulting agreement with T.M. Williams (Row), Inc., an Anguilla incorporated company, and Mr. T. M. Williams dated August 20, 2001, (the "T.  M. Williams Agreement"), amended February 28, 2002, in connection with the provision of services to the Company by Mr. T. M. Williams.

The agreement was amended during the year ended December 31, 2010 to include a consultancy payment of $11,666 per month payable in arrears. This contract is for the provision of services by Mr. T. M. Williams as Executive Chairman of the Company. Subsequent to the year ended December 31, 2013, the agreement was amended to provide for a consultancy payment equal to the sum of 6.5% of the total monthly Gross Win of the cash bingo business and 2.5% of the monthly social bingo business with a minimum of $11,000 and a maximum of $25,000 per month.

Subsequent to the year ended December 31, 2013, the Company entered into an agreement with Jayska Consulting Ltd. and Mr. J. M. Williams, Chief Executive Officer of Bingo.com, Ltd. for the provision of services of Mr. J. M. Williams as Chief Executive Officer of the Company. The Consulting agreement provides for a consultancy payment of GBP5,000 per month payable in arrears. In addition, subsequent to the year ended December 31, 2013, entered into an agreement with LVA Media Inc. and Mr. J. M. Williams, for the provision of services of Mr. J. M. Williams as Chief Executive Officer of Bingo.com, Ltd. The Consulting agreement provides for a consultancy payment equaling the sum of 3% of the total monthly Gross Win of the cash bingo business and 2.5% of the monthly social bingo business with a minimum of $7,500 and a maximum of $25,000 per month.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2013 and 2012

11. Income taxes:

The Company is domiciled in the tax-free jurisdiction of Anguilla, British West Indies. The computed benefit / expense differed from the amounts computed by applying the United States of America federal income tax rate of 34 percent and various other rates for other jurisdictions to the pretax income / losses from operations as a result of the following:

	2013	2012
Computed "expected" tax benefit	$267,307	$15,720
Reduction in income taxes resulting from income taxes in other tax jurisdictions	(331,977)	(15,468)
Other	(99)	(33)
Change in taxation rates in other jurisdictions	124,029	57,679
Change in exchange rates	1,554	3,112
Change in valuation allowance	(62,480)	(62,018)
	$(1,666)	$(1,008)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 are presented below:

	2013	2012
Deferred tax assets:
Net operating loss carry forwards	$17,201	$79,681

Valuation Allowance	(17,201)	(79,681)
	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2013 and 2012, was $17,201 and $79,681, respectively.  The net change in the total valuation allowance was a decrease of $62,480 for the year ended December 31, 2013, and a decrease of $62,018 for the year ended December 31, 2012.

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

12. Related party transactions:

The Company has a liability of $3,320 (2012 - $384) to a current director and officer of the Company for expenses incurred.

The Company has a liability to Bingo, Inc. for rental of the UK office of $nil (2012 - $11,270), for rental expense for the year ended December 31, 2013 of $93,870 (2012 - $47,549).

The Company has a liability of $5,002 (2012 - $1,002), to independent directors of the Company for payment of services rendered. During the year ended December 31, 2013, the Company paid $12,000 (2012 - $11,500) to the independent directors in director fees.

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2013 and 2012

12. Related party transactions: (Continued)

The Company has a liability of $2,953 (2012 - $2,894), to an officer of the Company for payment of services rendered and expenses incurred of $62,530 (2012 - $59,551) by the officer of the Company.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

13. Segmented information:

The Company operates in one reportable business segment, the business of marketing games and entertainment based on the game of bingo through its Internet portal, bingo.com, supported mainly by the revenue generated from the deposits received for the games for money and selling advertising on the website.  The revenue for the year ended December 31, 2013 and 2012, has been derived primarily from the revenue generated from the deposits received for the games for money.

The Company had the following revenue by geographical region.

	2013	2012
Gaming revenue
Western Europe	$188,997	$241,417
Central, Eastern and Southern Europe	16,097	15,748
Nordics	1,696,926	1,450,270
Other	11,546	13,700
Total gaming revenue	$1,913,566	$1,721,135

Advertising revenue
Nordics	$349	$6,891
Other	24,784	37,802
Total advertising revenue	$25,133	$44,693

Total revenue
Western Europe	$188,997	$241,417
Central, Eastern and Southern Europe	16,097	15,748
Nordics	1,697,275	1,457,161
Other	36,330	51,502
Total revenue	$1,938,699	$1,765,828

            Equipment

The Company's equipment is located as follows:

Net Book Value	2013	2012

Anguilla	$849	$872
Canada	4,090	5,978
United Kingdom	1,298	1,131
United States of America	1,533	2,299
	$7,770	$10,280

BINGO.COM, LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2013 and 2012

14. Concentrations:

      Major customers

For the year ended December 31, 2013, there was no single player on the gaming site who had wagered more than 10% of the total gaming revenue. The Company is reliant on Unibet to provide contracted services pursuant to its Partner Program. These services include the supply and operation of the games (i.e. Bingo and Slots); the development and maintenance of the website, customer support to our players playing on our website www.bingo.com, processing all deposits and collection of those funds and processing all withdrawal requests. The Company has a receivable from Unibet of $276,403 as at December 31, 2013 (December 31, 2012 - $360,284).

During the year ended December 31, 2013 and 2012, the Company offered limited advertising. Therefore there were no advertising sales representing more than 10% of the total sales.

15. Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions.  At December 31, 2013, the Company had total cash balances of $491,203 (2012 - $876,004) at financial institutions, where $106,158 (2012 - $491,300) is in excess of federally insured limits.

The Company has concentrations of credit risk with respect to accounts receivable, the majority of its accounts receivable are concentrated geographically in the United Kingdom amongst a small number of customers.

As of December 31, 2013, the Company had one customer, totaling $276,403 who accounted for greater than 10% of the total accounts receivable.

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

There have not been any changes in accountants for the years ended December 31, 2013 and 2012.

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

Our management evaluated of the effectiveness of the Company's internal control over financial reporting as defined in Exchange Act Rule 13a-15(f), based on the framework set forth in the Internal Control-Integrated Framework (1992) issued by the by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, we believe that, as of December 31, 2013, the Company's internal control over financial reporting is effective under the COSO framework.

(c)        Changes in internal controls.

There were no significant changes in our internal controls or other factors that could significantly affect our internal controls during the year ended December 31, 2013, and to the date of filing this annual report.

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers as of the date of this Report are as follows:

Name	Age	Position	Audit Committee	Governance Committee	Compensation Committee
T. M. Williams	73	Executive Chairman	X		X
J. M. Williams	38	Chief Executive Officer	X	X
C. M. Devereux	50	Director		X*	X
G. Whitton	77	Non Executive Director	X*	X
F. Curtis	49	Non Executive Director	X		X*
E. Ljungerud	40	Non Executive Director			X
H. W. Bromley	44	Chief Financial Officer

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

Mr. J. M. Williams has served as Vice President, Business development and Marketing Director for the Company from September 2001 until June 16, 2011. Since June 16, 2011, Mr. J. M. Williams has served as the President and Chief Executive Officer. Prior to his employment at Bingo.com, he was a Business Analyst with Blue Zone Inc. (a technology company) and RBC Dominion Securities. Mr. J. M. Williams has a bachelor of Commerce degree from the University of Victoria and an MBA degree from the University of Warwick. Mr. J. M. Williams is the son of Mr. T. M. Williams the Company's Executive Chairman.

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

DIRECTOR COMPENSATION

The Non Executive Directors receive a cash compensation for their services as members of the Board of Directors based on a compensation per meeting. During the year ended December 31, 2013, the Non Executive Directors collectively received compensation of $12,000 (Fiscal 2012 - $11,500). The Executive directors currently do not receive cash compensation for their services as members of the Board of Directors. In addition, both the Non Executive and the Executive Directors are reimbursed for expenses in connection with attendance at Board of Directors meetings and specific business meetings.  Directors are eligible to participate in our stock option plans. Option grants to directors are at the discretion of the Board of Directors acting upon the recommendation of the Compensation committee.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table describes the compensation we paid to our Chief Executive Officer and directors (the "Named Executive Officer").

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-term Compensation
Name and Principal Position	Year	Fees	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options /	All Other Compensation
		$	$	$	$	SARs (#)	$
T.M. Williams -	2013	140,000	-	-	-	-	-
Executive	2012	140,000	-	-	-	-	-
Chairman (1) (2)	2011	140,000	-	-	-	-	-
J. M. Williams	2013	139,421	-	-	-	-
CEO (3)	2012	143,511	-	-	-	-
	2011	144,898	-	-	-	-
H. W. Bromley	2013	62,530	-	-	-	-	-
CFO (4) (5)	2012	59,551	-	-	-	-	-
	2011	109,455	-	-	-	-	100,260

(1)   All of the compensation paid to the Named Executive Officer is paid to T.M. Williams (Row), Ltd. for the services of Mr. T. M. Williams.  See additional discussion in Employment Arrangements section of Item 11 of this report.

(2  During fiscal 2011, Mr. T. M. Williams resigned as Chief Executive Officer but continued to be the Executive Chairman

(3)  During fiscal 2011, Mr. J. M. Williams was elected as the Chief Executive Officer.

(4)  During fiscal 2011, Mr. H. W. Bromley ceased to be full time Chief Financial Officer. He was provided severance pay however continues as the Chief Financial Officer in a consulting role.

(5) For fiscal 2013 and 2012, all of the compensation paid to the Named Executive Officer is paid to Bromley Accounting Services, Ltd. for the services of Mr. H. W. Bromley.

OPTION GRANTS IN THE LAST FISCAL YEAR

During the fiscal year ended December 31, 2013 and 2012, no stock options were granted and no stock options were exercised by our executive officers.

During the year ended December 31, 2012, the expiry date on 350,000 executive officers' options with an expiry date of February 28, 2012 and an exercise price of $0.27 per share, was extended for 2 years. Subsequent to the year ended December 31, 2013, these options expired unexercised. During the year ended December 31, 2012, the expiry date on 275,000 executive officers' options with an expiry date of March 5, 2012, and an exercise prices of $0.33 per share, was extended for 1 year. These options expired unexercised.

During the year ended December 31, 2013, 300,000 executive officer options with an exercise price of $0.31 and 275,000 executive officer options with an exercise price of $0.33 expired unexercised.

STOCK OPTION PLANS

Our 1999 Stock Option Plan has a total of 1,895,000 shares of our common stock reserved for issuance upon exercises of options under the plan. As at December 31, 2013, there were nil options outstanding. Options to purchase 1,637,000 shares remained available for future grant under the 1999 Stock Option Plan.

Our 2001 Stock Option Plan has a total of 5,424,726 shares of our common stock reserved for issuance upon exercises of options under the plan. As at December 31, 2013, there were a total of 2,539,700 stock options with exercise prices ranging from $0.05 to $0.30 per share issued, of which 1,934,700 options have been exercised in total as at December 31, 2013. As at December 31, 2013, there were a total 605,000 options outstanding at exercise prices ranging from $0.17 to $0.27 per share. Options to purchase 2,885,026 shares remained available for future grant under the 2001 Stock Option Plan as at December 31, 2013. Subsequent to the year ended December 31, 2013, 75,000 options at exercise price of $0.17, expired unexercised.

During the year ended December 31, 2005, the Company's Board of Directors adopted the 2005 stock option plan. The plan was approved by the shareholders at the Annual general meeting held during the year ended December 31, 2005. The Company has reserved a total of 2,000,000 common shares for issuance under the 2005 stock option plan. As at December 31, 2013, there were a total of 811,250 stock options with exercise prices ranging from $0.17 to $0.60 per share issued, of which 6,250 options have been exercised in total as at December 31, 2013. As at December 31, 2013, there were a total of 805,000 stock options outstanding at an exercise price ranging between $0.15 and $0.27 per share. Options to purchase 1,188,750 shares remained available for future grant under the 2005 Stock Option Plan as at December 31, 2013. Subsequent to the year ended December 31, 2013, 275,000 options at exercise price of $0.17, expired unexercised.

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

The term of the amended Williams Agreement is for a period of one year, unless terminated sooner by any of the parties under the terms and conditions contained in the amended Williams Agreement. If the amended Williams Agreement is not terminated by any of the parties, the term may be renewed for a further one year period at the option of T.M. Williams (Row), Ltd., on substantially the same terms and conditions, by giving three months notice in writing to the Company. The agreement was renewed for a further one year period on August 1, 2012. This contract is for the provision of services by Mr. Williams as Executive Chairman.

Subsequent to the year ended December 31, 2013, the agreement was amended during the year ended December 31, 2010 to include a consultancy payment of $11,666 per month payable in arrears. This contract is for the provision of services by Mr. T. M. Williams as Executive Chairman of the Company. Subsequent to the year ended December 31, 2013, the agreement was amended to provide for a consultancy payment equal to the sum of 6.5% of the total monthly Gross Win of the cash bingo business and 2.5% of the monthly social bingo business with a minimum of $11,000 and a maximum of $25,000 per month.

Subsequent to the year ended December 31, 2013, the Company entered into an agreement with Jayska Consulting Ltd. and Mr. J. M. Williams, Chief Executive Officer of Bingo.com, Ltd. for the provision of services of Mr. J. M. Williams as Chief Executive Officer of the Company. The

Consulting agreement provides for a consultancy payment of GBP5,000 per month payable in arrears. In addition, subsequent to the year ended December 31, 2013, entered into an agreement with LVA Media Inc. and Mr. J. M. Williams, for the provision of services of Mr. J. M. Williams as Chief Executive Officer of Bingo.com, Ltd. The Consulting agreement provides for a consultancy payment equaling the sum of 3% of the total monthly Gross Win of the cash bingo business and 2.5% of the monthly social bingo business with a minimum of $7,500 and a maximum of $25,000 per month.

During the year ended December 31, 2012, we entered into a management consulting agreement with Bromley Accounting Services Limited for the services of Mr. H. W. Bromley as the Chief Financial Officer.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of March 24, 2014, by:

-     each person known by us to beneficially own 5% or more of our outstanding common stock;

-     each of our directors;

-     each of the Named Executive Officers; and

-     all of our directors and Named Executive Officers as a group.

In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or direct the disposition of such security. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or debentures held by that person that are currently exercisable or convertible or exercisable or convertible within 60 days of March 24, 2014, are deemed outstanding.

Percentage of beneficial ownership is based upon 68,377,703 shares of common stock outstanding at March 24, 2014. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
T. M. Williams South Hill Villa South Hill, AI-2640 Anguilla, B. W. I.	20,323,724	(1)	29.39%

J. M. Williams Flat 16 Bridgewater square London, EC2Y 8AG United Kingdom	408,200	(2)	0.59%

H. W. Bromley 3851 Edgemont Boulevard North Vancouver BC, V7R 2P9 Canada	525,000	(3)	0.76%

All directors and Named Executive Officers as a group (3 persons)	21,256,924		30.74%

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class

Bingo, Inc. P.O. Box 727, Landsome Road The Valley, Anguilla, B.W.I.	3,896,831	(4)	5.61%

Unibet Group Plc. Fawwara Buildings Msira Road Gzira GZR1402 Malta	15,000,000	(5)	21.61%

Pendinas Ltd. Ballacarrick, Pooilvaaish Road Castletown, IM9 4PJ Isle of Man	18,637,999	(6)	26.85%

(1)    Includes 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.17 per share and 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.15 per share. Also includes 20,123,724 shares held directly by Mr. T. M. Williams. Mr. T. M. Williams is a potential beneficiary of certain discretionary trusts that hold approximately 80% of the shares of a private holding company.  If 80% of the shares of common stock beneficially owned by the private holding company are included here, Mr. T. M. William's beneficial ownership increases by 3,117,465 shares, representing 33.90% of the Class.

(2)    Includes, 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.17 per share and 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.15 per share.  Also includes 208,200 shares held directly by Mr. J. M. Williams.

(3)    Includes, 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.17 per share and 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.15 per share.  Also includes 325,000 shares held directly by Mr. H. W. Bromley.

(4)    Includes 3,896,831 shares held directly by Bingo, Inc., a private holding company.

(5)    Includes 15,000,000 shares held directly by Unibet Group Plc., which is listed on NASDAQ OMX Nordic Exchange in Stockholm.

(6)    Includes 18,637,999 shares held directly by Pendinas Ltd., a company wholly owned by Mr. G. R. Williams. Mr. G. R. Williams is not related to Mr. T. M. Williams nor Mr. J. M. Williams.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has a liability of $3,320 (2012 - $384) to a current director and officer of the Company for expenses incurred.

The Company has a liability to Bingo, Inc. for rental of the UK office of $nil (2012 - $11,270), for rental expense for the year ended December 31, 2013 of $93,870 (2012 - $47,549).

The Company has a liability of $5,002 (2012 - $1,002), to independent directors of the Company for payment of services rendered. During the year ended December 31, 2013, the Company paid $12,000 (2012 - $11,500) to the independent directors in director fees.

The Company has a liability of $2,954 (2012 - $2,894), to an officer of the Company for payment of services rendered and expenses incurred of $62,530 (2012 - $59,551) by the officer of the Company.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended December 31, 2013, the Company incurred fees of $53,399 (2012 - $60,996) from the principal accountant during fiscal 2013 -  Davidson & Company LLP, $53,399 of these fees related to audit fees (2012 - $54,804).

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

Date:    March 24, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By:       /s/ J. M. Williams                      Chief Executive Officer             March 24, 2014

J. M. Williams

By:       /s/ H. W. Bromley                     Chief Financial Officer              March 24, 2014

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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of December 31, 2013, covered by this annual report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed :            /s/ J. M. Williams                                                                      Date : March 24, 2014

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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of December 31, 2013, covered by this annual report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed : /s/ H. W. Bromley                                                                   Date : March 24, 2014

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Bingo.com, Ltd. (the "Company") on Form 10-K for the period ended December 31, 2013, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        March 24, 2014

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Bingo.com, Ltd. (the "Company") on Form 10-K for the period ended December 31, 2013, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        March 24, 2014

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT LIST

The following instruments are included as exhibits to this Report.  Exhibits incorporated by reference are so indicated.

Exhibit Number	Description
4.4	Convertible Debenture between the Company and unrelated parties dated July 2, 2002. (b)
4.5	Common Stock Purchase Warrant between the Company and unrelated parties dated July 2, 2002. (b)
10.2	Asset Purchase Agreement by and between Bingo, Inc. and Progressive Lumber, Corp. dated January 18, 1999. (a)
10.24	Amended Consulting Agreement dated February 28, 2002, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (c)
10.29	Amendment of Asset Purchase Agreement dated July 1, 2002. (d)
10.32	Code of Business Conduct and Ethics dated December 22, 2006. (e)
10.33	Amended Consulting Agreement dated June 16, 2010, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (f)
10.36	The Marketing Service Agreement between the Bingo.com, Ltd. wholly owned subsidiary, Coral Reef Marketing Inc. and with Unibet International Limited dated March 19, 2010. (g)
10.37	Amended Consulting Agreement dated August 1, 2013, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (h)
10.38	Consulting Agreement dated January 1, 2014, between the Company, Jayska Consulting Ltd., and J. M. Williams. (h)
10.39	Consulting Agreement dated January 1, 2014, between the Company, LVA Media Inc., and J. M. Williams. (h)
10.40	Consulting Agreement dated October 1, 2013, between the Company, Devereux Management Ltd., and C. M. Devereux. (h)
10.41	Consulting Agreement dated January 1, 2014, between the Company, Bromley Accounting Services Limited., and H. W. Bromley. (h)
31.1	Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 24, 2014.
31.2	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 24, 2014.
32.1	Certification from the Chief Executive Officer of Bingo.com, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 24, 2014.
32.2	Certification from the Chief Financial Officer of Bingo.com, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 24, 2014.

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

(e) Previously filed with the Company's report on Form 8-K on December 26, 2006.

(f) Previously filed with the Company's report on Form 8-K on June 17, 2010.

(g) Previously field with the Company's report on Form 8-K/A on June 18, 2012.

(h) Previously filed with the Company's report on Form 8-K on March 24, 2014.