Form 10-Q
period 2014-03-31
BINGO.COM LTD.
filed 2014-05-15
CIK 1318482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer's common stock, no par value per share, was 69,627,703 as of May 14, 2014.

 BINGO.COM, LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2014

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

As at	March 31, 2014	December 31, 2013

Assets
Current assets:
Cash	$837,550	$491,203
Accounts receivable less allowance for doubtful accounts $nil (December 31, 2013 - $nil)	429,939	281,257
Prepaid expenses	83,837	112,095
Total Current Assets	1,351,326	884,555

Equipment, net	10,375	7,770

Other assets (Note 5)	1,325,535	1,446,038

Security deposits	11,151	11,519

Domain name rights and intangible assets (Note 6)	1,257,241	1,257,241

Deferred tax asset, less valuation allowance of $17,824 (December 31, 2013 - $17,201) (Note 9)	-	-

Total Assets	$3,955,628	$3,607,123

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$105,401	$159,891
Accrued liabilities	83,003	67,374
Accounts payable and accrued liabilities - related party (Note 10)	51,333	11,275
Total Current Liabilities	239,737	238,540

Commitments (Note 8)

Stockholders' equity (Note 7):
Common stock, no par value, unlimited shares authorized, 69,627,703 shares issued and outstanding (December 31, 2013 - 67,877,703)	20,797,690	20,097,690
Accumulated deficit	(17,106,379)	(16,753,687)
Accumulated other comprehensive income: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	3,715,891	3,368,583

Total Liabilities and Stockholders' Equity	$3,955,628	$3,607,123

See accompanying notes to the consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

For Periods Ended March 31, 2014 and 2013

(Unaudited)

	2014	2013

Advertising revenue	$7,142	$7,439
Gaming revenue	541,329	582,760
Total revenue	548,471	590,199

Cost of sales:
Trophy Bingo amortization (Note 5)	120,503	-
Total cost of sales	120,503	-

Gross Profit	427,968	590,199

Operating expenses:
Depreciation and amortization	724	807
Directors fees	2,500	2,500
General and administrative	60,436	80,151
Salaries, wages, consultants and benefits	151,084	72,746
Selling and marketing	355,224	868,789
Trophy Bingo development (Note 5)	209,080	-
Total operating expenses	779,048	1,024,993

Loss before other income (expense) and income taxes	(351,080)	(434,794)

Other income (expense):
Foreign exchange loss	(1,709)	(36,800)
Interest and other income	97	405

Loss before income taxes	(352,692)	(471,189)

Income tax expense	-	-

Net loss	$(352,692)	$(471,189)

Other Comprehensive income (loss)	-	-

Comprehensive loss	$(352,692)	$(471,189)

Net loss per common share, basic	$(0.01)	$(0.01)
Net loss per common share, diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding, basic	68,222,147	65,877,703
Weighted average common shares outstanding, diluted	68,222,147	65,877,703

See accompanying notes to the consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the period ended March 31, 2014

(Unaudited)

	Common stock		Accumulated Other Comprehensive income
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2013	67,877,703	$20,097,690	$(16,753,687)	$ 24,580	$3,368,583

Private placement	500,000	200,000	-	-	200,000

Private placement	1,250,000	500,000	-	-	500,000

Net loss	-	-	(352,692)	-	(352,692)
Balance, March 31, 2014	69,627,703	$20,797,690	$ (17,106,379)	$ 24,580	$ 3,715,891

See accompanying notes to the consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Cash Flows

For periods ended March 31, 2014 and 2013

(Unaudited)

	2014	2013
Cash flows from operating activities:
Net loss	$(352,692)	$(471,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	724	807
Trophy Bingo amortization	120,503	-
Changes in operating assets and liabilities:
Accounts receivable	(148,682)	205,197
Prepaid expenses	28,258	161,703
Security deposits	368	239
Accounts payable and accrued liabilities	52,898	28,371
Net cash used in operating activities	(298,623)	(74,872)

Cash flows from investing activities:
Acquisition of equipment	(3,329)	(1,583)
Software development	(51,701)	(248,552)
Net cash used in investing activities	(55,030)	(250,135)

Cash flows from financing activities:
Proceeds from the issuance of shares	700,000	-
Net cash provided by financing activities	700,000	-

Change in cash	346,347	(325,007)

Cash, beginning of period	491,203	876,004
Cash, end of period	$837,550	$550,997

Supplementary information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash financing activity	$-	$-
Non-cash investing activity	$-	$-

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months ended March 31, 2014 and 2013

(Unaudited)

1.         Basis of Presentation:

The accompanying unaudited financial statements have been prepared by Bingo.com, Ltd. ("the Company") in conformity with accounting principles generally accepted in the United States of America ("US GAAP") applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations.  In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented.  All adjustments are of a normal recurring nature, except as otherwise noted below.  These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2013, included in the Company's Annual Report on Form 10-K, filed March 25, 2014, with the Securities and Exchange Commission.  The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Continuing operations

These consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses from operations for the quarters ended March 31, 2014 and 2013, and has an accumulated deficit of $17,106,379 as at March 31, 2014.  This raises substantial doubt about the Company's ability to continue as a going concern.

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

Three Months ended March 31, 2014 and 2013

(Unaudited)

2.         Summary of significant accounting policies:

(a)     Basis of presentation:

These consolidated financial statements have been prepared in accordance with U.S. GAAP. The financial statements include the accounts of the Company's wholly-owned subsidiaries,English Bay Office Management Limited (registered in British Columbia, Canada), Coral Reef Marketing Inc. (registered in Anguilla), Bingo.com (Antigua) Inc., Bingo.com (Wyoming) Inc., Bingo Acquisition Corp, Shoal Media Inc. (registered in Anguilla), and the 99% owned subsidiary, Bingo.com (UK) plc. (registered in the United Kingdom). Bingo.com N.V. (registered in Curacao, Netherlands Antilles) is included in the 2013 fiscal year but was sold on December 19, 2013 (Note 4). All inter-company balances and transactions have been eliminated in the consolidated financial statements.

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

Although the Company believes that its approach to estimates and judgments as described herein is reasonable, actual results could differ.

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

Trophy Bingo revenues have been recognized on the sale of in game purchases at the time of purchase.

(d)    Foreign currency:

The consolidated financial statements are presented in United States dollars, the functional currency of the Company and its subsidiaries. The Company accounts for foreign currency transactions and the translation of foreign currency financial statements under Statement ASC 830, Foreign Currency Matters. Transaction amounts denominated in foreign currencies are

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months ended March 31, 2014 and 2013

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(d)    Foreign currency: (Continued)

translated at exchange rates prevailing at the transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date.

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

(e)  Impairment of long-lived assets and long-lived assets to be disposed of:

The Company accounts for long-lived assets in accordance with the provisions of ASC 360, Property, Plant and Equipment and ASC 350, Intangibles-Goodwill and Others. During the periods presented, the only long-lived assets reported on the Company's consolidated balance sheet are equipment, other assets, security deposits, and domain name rights.  These provisions require that long-lived assets and certain identifiable recorded intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.

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

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months ended March 31, 2014 and 2013

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(g)  Software Development Costs:

Software development costs incurred in the research and development of new software products and enhancements to existing software products for external use are expensed as incurred once technological feasibility has been established. After technological feasibility is established, any software development costs are capitalized and amortized at the greater of the straight-line basis over the estimated economic life of the related product or the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for the related product. For the period ended March 31, 2014, the Company is amortizing the software development costs over a period of 3 years. . The Company performs an annual review of the estimated economic life and the recoverability of such capitalized software costs, using a net realizable value test.

If a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off. Although the Company believes that its approach to estimates and judgments as described herein is reasonable, actual results could differ and the Company may be exposed to increases or decreases in revenue that could be material.  Total Software Development Costs for the development of Trophy Bingo were $1,655,118 as at March 31, 2014 (December 31, 2013 - $1,446,038).

(h)  New accounting pronouncements and changes in accounting policy:

In March 2013, the FASB issued ASU 2013-05, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which provides guidance on releasing cumulative translation adjustments out of accumulated comprehensive income into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. This guidance is effective prospectively for interim and annual periods beginning on January 1, 2014. Early adoption is permitted. As the Company has not ceased to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the adoption of this guidance did not have a significant impact on the Company's consolidated financial position, results of operations, or cash flows.

In April 2013, the FASB issued ASU 2013-07, requiring financial statements to be prepared using the liquidation basis of accounting when liquidation is "imminent." Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces (e.g., involuntary bankruptcy). In cases where a plan for liquidation was specified in the organization's governing documents at inception (e.g., limited-life entities), the organization should apply the liquidation

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months ended March 31, 2014 and 2013

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(h)  New accounting pronouncements and changes in accounting policy: (Continued)

basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified in the organization's governing documents. The ASU requires financial statements prepared using the liquidation basis to present relevant information about a company's resources and obligations in liquidation, including: (a) The organization's assets measured at the amount of the expected cash proceeds from liquidation, including any items it had not previously recognized under U.S. GAAP, that it expects to either sell in liquidation or use in settling liabilities (e.g., trademarks); (b) The organization's liabilities as recognized and measured in accordance with existing guidance that applies to those liabilities; (c) Accrual of the costs it expects to incur and the income it expects to earn during liquidation, including any anticipated disposal costs. The amendments in ASU 2013-07 are effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted. The implementation of this update had no effect on the Company's consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"), which requires an entity to present an unrecognized tax benefit as a reduction to a deferred tax asset in the financial statements, when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. If the deferred tax asset is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position or the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for the Company beginning January 1, 2014. The adoption of ASU 2013-11 did not have a material impact on the Company's reported results of operations or financial position.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08), Under this revised guidance, only disposals representing a strategic shift in operations, such as a disposal of a major geographic area, a major line of business or a major equity method investment, will be presented as discontinued operations. ASU 2014-08 is effective prospectively for the Company in our first quarter of fiscal 2015, with early adoption permitted. We do not believe the adoption of this standard will have a significant impact on our consolidated financial statements.

There have been no other recent accounting standards, or changes in accounting standards, during the three months ended March 31, 2014, as compared to the recent accounting standards described in the Annual Report, that are of material significance, or have potential material significance, to us.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months ended March 31, 2014 and 2013

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

3.         Acquisition of subsidiary:

Effective January 1, 2013, the Company acquired 100% of the share capital of Shoal Media Inc., an Anguillian corporation from Mr. T. M. Williams, a related party, for $6,820. The Company accounted for the transaction as an asset acquisition. The net assets of Shoal Media Inc. were as follows:

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months ended March 31, 2014 and 2013

(Unaudited)

3.         Acquisition of subsidiary: (Continued)

January 1, 2013

Assets
Current assets:
Cash	$5,590
Total Current Assets	$5,590

Liabilities
Current liabilities:
Accounts payable	$-
Total Current Liabilities	$-

Net Assets	$5,590

4.    Sale of subsidiary:

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

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months ended March 31, 2014 and 2013

(Unaudited)

5.    Other assets:

During the year ended December 31, 2012, the Company commenced development of a social bingo game. During the quarter ended March 31, 2014, the Company launched Trophy Bingo on Android. The Company ceased to capitalize the development costs and commenced the amortization of the capitalized development costs over a period of three years.

March 31, 2014	Capitalized Expenses	Accumulated amortization	Net book Value

Trophy Bingo capitalized development expenses	$1,446,038	$120,503	$1,325,535

During the quarter ended March 31, 2014, the Company expensed $209,080 (March 31, 2013 - $nil) in development costs.

6.    Domain name rights and intangible assets:

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

March 31, 2014	Cost	Accumulated amortization	Net book Value

Domain name rights	$1,934,500	$677,259	$1,257,241

December 31, 2013	Cost	Accumulated amortization	Net book Value

Domain name rights	$1,934,500	$677,259	$1,257,241

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months ended March 31, 2014 and 2013

(Unaudited)

7.    Stockholder's Equity:

(a)  Common stock issuances:

During the quarter ended March 31, 2014, the Company completed two separate private placements of a combined 1,750,000 common shares at $0.40 per share. Total proceeds of both offerings was $700,000.

(b)  Stock option plans:

No options were granted or exercised during the period ended March 31, 2014.

During the quarter ended March 31, 2014, 360,000 options with an exercise price of $0.27 per share expired unexercised.

8.   Commitments:

The Company leases office facilities in Vancouver, British Columbia, Canada, and The Valley, Anguilla, British West Indies. These office facilities are leased under operating lease agreements. The Canadian operating lease expires on April 30, 2017. The Anguillan operating lease expired on April 1, 2011 but unless 3 month's notice is given it automatically renews for a future 3 months until notice is given.

Minimum lease payments under these operating leases are approximately as follows:

2014	$14,080
2015	17,773
2016	17,773

The Company paid rent expense totaling $7,300 for the quarter ended March 31, 2014 (March 31, 2013 - $30,581).

The Company has a management consulting agreement with T.M. Williams (Row), Inc., an Anguilla incorporated company, and Mr. Williams, a related party, for a consultancy payment based on the Company's performance with a minimum of $11,000 and a maximum of $25,000 per month.

During the quarter ended March 31, 2014, the Company entered into an agreement with Jayska Consulting Ltd. and Mr. J. M. Williams, Chief Executive Officer of Bingo.com, Ltd. for the provision of services of Mr. J. M. Williams as Chief Executive Officer of the Company. The Consulting agreement provides for a consultancy payment of GBP5,000 per month payable in arrears.

During the quarter ended March 31, 2014, the Company entered into an agreement with LVA Media Inc. and Mr. J. M. Williams, for the provision of services of Mr. J. M. Williams as Chief Executive Officer of Bingo.com, Ltd. The Consulting agreement provides for a consultancy payment based on the Company's performance with a minimum of $7,500 and a maximum of $25,000 per month.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months ended March 31, 2014 and 2013

(Unaudited)

9.    Income Taxes:

Bingo.com, Ltd. is domiciled in the tax-free jurisdiction of Anguilla, British West Indies. However certain of the Company's subsidiaries incur income taxation.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2014, and December 31, 2013, are presented below:

	March 31, 2014	December 31, 2013
Deferred tax assets:
Net operating loss carry forwards	$17,824	$17,201

Valuation Allowance	(17,824)	(17,201)
	$-	$-

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

10. Related Party Transactions:

The Company has a liability of $19,116 (December 31, 2013 - $nil), to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by the current director and officer of the Company.

The Company has a liability of $9,619 (December 31, 2013 - $3,320) to a current director and officer of the Company for expenses incurred by a current director and officer of the Company.

The Company has a liability of $6,238 (December 31, 2013 - $nil), to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by the current director and officer of the Company.

The Company has a liability of $7,502 (December 31, 2013 - $5,002), to the independent directors of the Company for payment of services rendered. The Company incurred independent directors fees of $2,500 for the quarter ended March 31, 2014 (Quarter ended March 31, 2013 - $2,500).

The Company has a liability of $8,858 (December 31, 2013 - $2,953), to an officer of the Company for payment of services rendered and expenses incurred of $24,233 during the quarter ended March 31, 2014 (Quarter ended March 31, 2013 - $20,523), by the officer of the Company.

The Company has a liability to Bingo, Inc. for rental of the UK office of $nil (December 31, 2013 - $nil) for rental for the quarter ended March 31, 2014 of $nil (Quarter ended March 31, 2013 - $23,302).

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months ended March 31, 2014 and 2013

(Unaudited)

11. Segmented information:

Revenue

The Company operates in one reportable business segment, the business of marketing games and entertainment based principally on the game of bingo through its Internet portal, Bingo.com.   Bingo.com is supported by the revenue generated from the deposits received for the games for money and by selling advertising on the website.  The revenue for the quarters ended March 31, 2014 and 2013, has been derived primarily from the revenue generated from the deposits received for the games for money.

The Company had the following revenue by geographical region.

	Three Months ended March 31, 2014	Three Months ended March 31, 2013

Gaming revenue
Western Europe	$31,514	$58,686
Central, Eastern and Southern Europe	2,319	5,534
Nordics	504,445	517,763
Other	3,051	777
Total gaming revenue	$541,329	$582,760

Advertising revenue
Nordics	$46	$79
Other	7,096	7,360
Total advertising revenue	$7,142	$7,439

Total revenue
Western Europe	$31,514	$58,686
Central, Eastern and Southern Europe	2,319	5,534
Nordics	504,491	517,842
Other	10,147	8,137
Total revenue	$548,471	$590,199

Equipment

The Company's equipment is located as follows:

Net Book Value	March 31, 2014	December 31, 2013

Anguilla	$779	$849
Canada	4,359	4,090
United Kingdom	3,832	1,298
United States of America	1,405	1,533
	$10,375	$7,770

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months ended March 31, 2014 and 2013

(Unaudited)

12.       Concentrations

Major customers

For the quarter ended March 31, 2014, there was no single player on the gaming site who had wagered more than 10% of the total gaming revenue. The Company is reliant on Unibet to provide contracted services pursuant to its Partner Program. These services include the supply and operation of the games (i.e. Bingo and Slots); the development and maintenance of the website, customer support to our players playing on our website www.bingo.com, processing all deposits and collection of those funds and processing all withdrawal requests. The Company has a receivable from Unibet of $426,271 as at March 31, 2014 (December 31, 2013 - $276,403).

During the quarter ended March 31, 2014 and 2013, the Company offered limited advertising. Therefore there were no advertising sales representing more than 10% of the total sales.

13.  Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions. At March 31, 2014, the Company had total cash balances of $837,550 (December 31, 2013 - $491,203) at financial institutions, where $477,587 (December 31, 2013 - $106,158) is in excess of federally insured limits. The Company has concentrations of credit risk with respect to accounts receivable, as large amounts of its accounts receivable are concentrated geographically in the United Kingdom amongst a small number of customers.

As of March 31, 2014, the Company had one customer totaling $426,271, who accounted for total accounts receivable greater than 10%. As of December 31, 2013, the Company had one customer, totaling $276,403 who accounted for greater than 10% of the total accounts receivable.

The Company controls credit risk through monitoring procedures and receiving prepayments of cash for services rendered.  The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable.

 ITEM 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis or Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below.  Bingo.com, Ltd.'s (the "Company", "we", or "us") actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and the Management Discussion and Analysis or plan of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

FORWARD LOOKING STATEMENTS

All statements contained in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference, as well as statements made in press releases and oral statements that may be made by us or by officers, directors or employees acting on our behalf, that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Readers should consider statements that include the terms "believe," "belief," "expect," "plan," "anticipate," "intend" or the like to be uncertain and forward-looking. In addition, all statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin, anticipated expense levels and liquidity and capital resources, constitute forward-looking statements. Particular attention should be paid to the facts of our limited operating history, the unpredictability of our future revenues, our need for and the availability of capital resources, the evolving nature of our business model, and the risks associated with systems development, management of growth and business expansion.  Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear.  Readers should consider the risks more fully described in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (the "SEC") and should not place undue reliance on any forward-looking statements.

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

Since joining the Unibet Partner Program, we embarked on a cost focused restructure of the Bingo.com organization which has included a significant staff downsizing, the termination of hosting and other operational contracts, the sale of computer hardware, a reduction in office space, the release of both our Maltese and Curacao gaming licenses, and much more.  The remaining costs of Bingo.com are now focused behind the marketing function of the organization as we build the Bingo.com brand in our target markets and generate increasing amounts of Internet traffic to create a large base of valuable customers.  We intend to maintain our business, leveraging the many different languages and currencies supported by Unibet's system, by having marketing campaigns in jurisdictions which we anticipate will be the most responsive to Bingo.com's online offering.

Furthermore, in an attempt to maximize the value of our North American visitors to whom we cannot offer online gambling services, we have commenced the development of an innovative social bingo game called Trophy Bingo which we soft-launched globally on Android in the first quarter of 2014 and expect to soft-launch on iOS in the second quarter of 2014.

Gaming revenue from the Bingo.com website accounted for approximately 99% of our revenue for the quarter ended March 31, 2014. We do not expect significant revenue from Trophy Bingo until full launch which, is anticipated to be in Q3, 2014.

We have made a significant investment in the development of our website, the purchase of our domain name, branding, marketing, and operations and in the development of Trophy Bingo.  As a result we have incurred significant losses since inception, and as of March 31, 2014, had an accumulated deficit of $17,106,379.

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

Trophy Bingo revenues have been recognized on the sale of in game purchases at the time of purchase.

Impairment of long-lived assets and long-lived assets to be disposed of:

Management evaluates long-lived assets for impairment in accordance with the provisions of ASC 360 Property, Plant and Equipment and ASC 350, Intangibles-Goodwill and Others.  These assets comprise mainly property and equipment, other assets, Security deposits and the bingo.com domain name. The impairment review is performed by management, whenever events and circumstances indicate that the assets may be impaired. In performing this review, we estimate the future net cash flows from the assets and compare this amount to the carrying value. If this review indicates the carrying value may not be recoverable, impairment losses are measured and recognized based on the difference between the estimated discounted cash flows over the remaining life of the assets and the assets' carrying value. Changes in our future net cash flow estimates may impact our assessment as to whether a particular long-lived asset has been impaired.

Software Development Costs:

Software development costs incurred in the research and development of new software products and enhancements to existing software products for external use are expensed as incurred once technological feasibility has been established. After technological feasibility is established, any software development costs are capitalized and amortized at the greater of the straight-line basis over the estimated economic life of the related product or the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for the related product. For the period ended March 31, 2014, the Company is amortizing the software development costs over a period of 3 years. . The Company performs an annual review of the estimated economic life and the recoverability of such capitalized software costs, using a net realizable value test.

If a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off. Although the Company believes that its approach to estimates and judgments as described herein is reasonable, actual results could differ and the Company may be exposed to increases or decreases in revenue that could be material.  Total Software Development Costs for the development of Trophy Bingo were $1,655,118 as at March 31, 2014 (December 31, 2013 - $1,446,038).

RESULTS OF OPERATIONS

            Revenue

Total revenue for the quarter ended March 31, 2014, was $548,471, a decrease of 7% from revenue of $590,199 for first quarter of 2013 and an increase of 36% from revenue of $404,488, in the fourth quarter of 2013. Gaming Revenue was $541,329, a decrease of 7% in the quarter ended March 31, 2014, compared Gaming Revenue of $582,760 in the first quarter of 2013 and an 36% increase from revenue of $398,390 in the fourth quarter of 2013. This decrease compared to the first quarter of 2013 is due to a large marketing campaign in the first quarter of 2013, which resulted in an increase in players. The increase compared to the fourth quarter of 2013, is due to a large jackpot winner. We earned advertising revenue of $7,142 in the quarter ended March 31, 2014, a decrease of 4% from advertising revenue of $7,439 in the first quarter of 2013 and an increase of 17% from advertising revenue of $6,098 in the fourth quarter of 2013.

            Sales and marketing expenses

Sales and marketing expenses were $355,224 for the quarter ended March 31, 2014, a decrease of 59% over expenses of $868,789 in the first quarter of 2013 and a decrease of 30% from expenses of $507,421 in the fourth quarter of 2013. Sales and marketing expenses principally include costs for television marketing, Search Engine Optimization expenses, prizes for our players and other bonuses and incentives offered to gaming players. The decrease in sales and marketing expenses for the quarter ended March 31, 2014, compared to the first and fourth quarter of 2013 is due to a larger media budget in fiscal 2013 to drive additional players to the website and to expand into new European markets.

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

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our office, legal and professional fees, and other general corporate and office expenses. General and administrative expenses decreased to $60,436 for the first quarter of 2014, a decrease of 25% from costs of $80,151 for the first quarter of 2013 and a decrease of 8% from costs of $65,746 in the fourth quarter of 2013. General and administrative expenses have decreased in comparison to the prior year due to the United Kingdom office rental expiring.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants and benefits increased to $151,084 for the quarter ended March 31, 2014, an increase of 108% compared to salaries, wages, consultants and benefits of $72,746 in the first quarter of 2013 and an increase of 137%, over salaries, wages, consultants and benefits of $63,806 in the fourth quarter of 2013. This increase compared to the first and fourth quarter of 2013 is due to the partial capitalization of salaries of staff involved in the development of the Company's new social media game, Trophy Bingo in the first and fourth quarter of fiscal 2013. The Company ceased to capitalize the development costs of Trophy Bingo in the first quarter of 2014.

Depreciation and amortization

Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years. Depreciation and amortization decreased to $724 during the quarter ended March 31, 2014, a decrease of 10% over costs of $807 during the same quarter in the prior year and a decrease of 62% from costs of $1,903 in the fourth quarter of 2013. This decrease in depreciation and amortization compared to the first and fourth quarter of fiscal 2013, is due to the aging of the Company's equipment and the disposal of obsolete equipment.

Trophy Bingo development and amortization

During the quarter ended March 31, 2014, the Company globally soft-launched Trophy Bingo on Android. The Company ceased to capitalize the development of Trophy Bingo and commenced amortizing the capitalized development costs over the life of the game. The Company expensed $209,080 development costs during the quarter ended March 31, 2014 and amortized $120,503 of the capitalized development costs during the quarter ended March 31, 2014.

            Net loss and loss per share

Net loss for the three months ended March 31, 2014, amounted to $352,692, a loss of $0.01 per share, a decrease in net loss compared to net loss of $471,189, a loss of $0.01 per share for the same period in 2013 and an increase in net loss compared to a net loss of $230,167 or loss of $0.00 per share in the fourth quarter of 2013. The decrease in net loss for the quarter ended March 31, 2014, compared to the first quarter of 2013, is due to the decrease in marketing as a result of the increased marketing campaign in the first quarter of 2013. The increase in net loss for the quarter ended March 31, 2014, compared to the fourth quarter of 2013, is due to the expensing of the development costs of Trophy Bingo and commencing the amortization of the development costs.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $837,550 and positive working capital of $1,111,589 at March 31, 2014.  This compares to cash of $491,203 and positive working capital of $646,015 at December 31, 2013.

During the quarter ended March 31, 2014, we used cash of ($298,623) in operating activities compared to using cash of ($74,872) in the same period in the prior year and compared to using cash of ($172,491) in the fourth quarter of 2013.

Our future capital requirements will depend on a number of factors, including costs associated with the marketing of our Web portal, the success and acceptance of gaming operations and the possible acquisition of complementary businesses, or development of new products and technologies.

ITEM 4T.       Controls and Procedures

(a)        Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2014. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2014, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings

We are not currently a party to any legal proceeding, and was not a party to any other legal proceeding during the quarter ended March 31, 2014. We are currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2014, the Company closed two private placement of a total of 1,750,000 shares at $0.40 per share for proceeds of $700,000.

ITEM 3.          Defaults Upon Senior Securities

Not applicable.

ITEM 4.          Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders during the period.

ITEM 5.          Other Information

The Company entered the following reportable agreements during the quarter ended March 31, 2014.

T. M. Williams (ROW), Ltd.

The agreement with T.M. Williams (ROW), Ltd. was amended to provide for a consultancy payment equal to the sum of 6.5% of the total monthly Gross Win of the cash bingo business and 2.5% of the monthly social bingo business with a minimum of $11,000 and a maximum of $25,000 per month.

Jayska Consulting Ltd.

The Company entered into an agreement with Jayska Consulting Ltd. and Mr. J. M. Williams, Chief Executive Officer of Bingo.com, Ltd. for the provision of services of Mr. J. M. Williams as Chief Executive Officer of the Company. The Consulting agreement provides for a consultancy payment of GBP5,000 per month payable in arrears.

LVA Media Inc.

The Company entered into an agreement with LVA Media Inc. and Mr. J. M. Williams, for the provision of services of Mr. J. M. Williams as Chief Executive Officer of Bingo.com, Ltd. The Consulting agreement provides for a consultancy payment equaling the sum of 3% of the total monthly Gross Win of the cash bingo business and 2.5% of the monthly social bingo business with a minimum of $7,500 and a maximum of $25,000 per month.

Devereux Management Ltd.

The Company entered into a management consulting agreement with Devereux Management Ltd. for the services of Mr. C. M. Devereux as a Director.

Bromley Accounting Services Limited

The Company entered into a management consulting agreement with Bromley Accounting Services Limited for the services of Mr. H. W. Bromley as the Chief Financial Officer.

ITEM 6.          Exhibits and reports on Form 8-K

Exhibits

The following instruments are included as exhibits to this Report.  Exhibits incorporated by reference are so indicated.

Exhibit Number	Description
4.4	Convertible Debenture between the Company and unrelated parties dated July 2, 2002. (b)
4.5	Common Stock Purchase Warrant between the Company and unrelated parties dated July 2, 2002. (b)
10.2	Asset Purchase Agreement by and between Bingo, Inc. and Progressive Lumber, Corp. dated January 18, 1999. (a)
10.24	Amended Consulting Agreement dated February 28, 2002, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (c)
10.29	Amendment of Asset Purchase Agreement dated July 1, 2002. (d)
10.32	Code of Business Conduct and Ethics dated December 22, 2006. (e)
10.33	Amended Consulting Agreement dated June 16, 2010, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (f)
10.36	The Marketing Service Agreement between the Bingo.com, Ltd. wholly owned subsidiary, Coral Reef Marketing Inc. and with Unibet International Limited dated March 19, 2010. (g)
10.37	Amended Consulting Agreement dated August 1, 2013, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (h)
10.38	Consulting Agreement dated January 1, 2014, between the Company, Jayska Consulting Ltd., and J.M. Williams. (h)
10.39	Consulting Agreement dated January 1, 2014, between the Company, LVA Media Inc., and J.M. Williams. (h)
10.40	Consulting Agreement dated October 1, 2013, between the Company, Devereux Management Ltd., and C. M. Devereux. (h)
10.41	Consulting Agreement dated January 1, 2014, between the Company, Bromley Accounting Services Limited, and H. W. Bromley. (h)
31.1	Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 14, 2014.
31.2	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 14, 2014.
32.1	Certification from the Chief Executive Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 14, 2014.
32.2	Certification from the Chief Financial Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 14, 2014.

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

(e) Previously filed with the Company's report on Form 8-K on December 26, 2006.

(f) Previously filed with the Company's report on Form 8-K on June 17, 2010.

(g) Previously field with the Company's report on Form 8-K/A on June 18, 2012.

(h) Previously filed with the Company's report on Form 8-K on March 24, 2014.

Reports on Form 8-K.

During the quarter ended March 31, 2014, the Company filed the Form 8-K reporting the consulting agreements with T.M. Williams (ROW), Ltd., Jayska Consulting Ltd., LVA Media Inc., Devereux Management Ltd. and Bromley Accounting Services Limited.

Reports Subsequent to the quarter ended March 31, 2014.

Subsequent to the quarter ended March 31, 2014, we filed our definitive schedule 14A for our Annual General Meeting on June 24, 2014.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 14, 2014	BINGO.COM, LTD.
(Registrant)
Date:	May 14, 2014	/S/ J.M. Williams
J. M. Williams, Chief Executive Officer, and President (Principal Executive Officer)
Date:	May 14, 2014	/S/ H. W. Bromley
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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of March 31, 2014, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ J. M. Williams                                                        Date: May 14, 2014

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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of March 31, 2014, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ H. W. Bromley                                                      Date: May 14, 2014

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the "Company") on Form 10-Q for the period ended March 31, 2014, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        May 14, 2014

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the "Company") on Form 10-Q for the period ended March 31, 2014, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        May 14, 2014

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.