Form 10-Q
period 2014-06-30
BINGO.COM LTD.
filed 2014-08-12
CIK 1318482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer's common stock, no par value per share, was 69,682,703 as of August 12, 2014.

 BINGO.COM, LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2014

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

As at	June 30, 2014	December 31, 2013

Assets
Current assets:
Cash	$971,141	$491,203
Accounts receivable less allowance for doubtful accounts $nil (December 31, 2013 - $nil)	139,485	281,257
Prepaid expenses	43,782	112,095
Total Current Assets	1,154,408	884,555

Equipment, net	9,490	7,770

Other assets (Note 5)	1,205,032	1,446,038

Security deposits	11,576	11,519

Domain name rights and intangible assets (Note 6)	1,257,241	1,257,241

Deferred tax asset, less valuation allowance of $18,644 (December 31, 2013 - $17,201) (Note 9)	-	-

Total Assets	$3,637,747	$3,607,123

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$194,523	$159,891
Accrued liabilities	50,314	67,374
Accounts payable and accrued liabilities - related party (Note 10)	18,020	11,275
Total Current Liabilities	262,857	238,540

Commitments (Note 8)

Stockholders' equity (Note 7):
Common stock, no par value, unlimited shares authorized, 69,682,703 shares issued and outstanding (December 31, 2013 - 67,877,703)	20,807,040	20,097,690

Accumulated other comprehensive income: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	3,374,890	3,368,583

Total Liabilities and Stockholders' Equity	$3,637,747	$3,607,123

See accompanying notes to the consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

For Periods Ended June 30, 2014 and 2013

(Unaudited)

	Six Months ended June 30, 2014	Six Months ended June 30, 2013	Three Months ended June 30, 2014	Three Months ended June 30, 2013

Advertising revenue	$11,407	$12,304	$4,265	$4,865
Gaming revenue	968,249	1,069,154	426,920	486,394
Total revenue	979,656	1,081,458	431,185	491,259

Cost of sales:
Trophy Bingo amortization (Note 5)	241,006	-	120,503	-
Total cost of sales	241,006	-	120,503	-

Gross Profit	738,650	1,081,458	310,682	491,259

Operating expenses:
Depreciation and amortization	1,609	1,796	885	989
Directors fees	7,000	7,000	4,500	4,500
General and administrative	109,297	165,851	48,861	85,700
Salaries, wages, consultants and benefits	288,478	145,745	137,394	72,999
Selling and marketing	561,049	1,172,028	205,825	303,239
Trophy Bingo development (Note 5)	490,210	-	281,130	-
Total operating expenses	1,457,643	1,492,420	678,595	467,427

(Loss) Income before other income (expense) and income taxes	(718,993)	(410,962)	(367,913)	23,832

Other income (expense):
Foreign exchange gain (loss)	15,736	(50,324)	17,445	(13,524)
Interest and other income	214	546	117	141

(Loss) Income before income taxes	(703,043)	(460,740)	(350,351)	10,449

Income tax expense	-	-	-	-

Net (loss) income	$(703,043)	$(460,740)	$(350,351)	$10,449

Other comprehensive income (loss)	-	-	-	-

Comprehensive (loss) income	$(703,043)	$(460,740)	$(350,351)	$10,449

Net (loss) income per common share, basic	$(0.01)	$(0.01)	$(0.01)	$0.00
Net (loss) income per common share, diluted	$(0.01)	$(0.01)	$(0.01)	$0.00

Weighted average common shares outstanding, basic	68,930,631	66,441,239	69,631,329	66,998,582
Weighted average common shares outstanding, diluted	68,930,631	66,441,239	69,631,329	67,877,703

See accompanying notes to the consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the period ended June 30, 2014

(Unaudited)

	Common stock		Accumulated Other Comprehensive income
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2013	67,877,703	$20,097,690	$(16,753,687)	$ 24,580	$3,368,583

Private placement	500,000	200,000	-	-	200,000

Private placement	1,250,000	500,000	-	-	500,000

Exercise of stock options	55,000	9,350			9,350

Net loss	-	-	(703,043)	-	(703,043)
Balance, June 30, 2014	69,682,703	$20,807,040	$ (17,456,730)	$ 24,580	$ 3,374,890

See accompanying notes to the consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Cash Flows

Six Months ended June 30, 2014 and 2013

(Unaudited)

	2014	2013
Cash flows from operating activities:
Net loss	$(703,043)	$(460,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,609	1,796
Trophy Bingo amortization	241,006	-
Changes in operating assets and liabilities:
Accounts receivable	141,772	43,207
Prepaid expenses	68,313	183,843
Security deposits	(57)	622
Accounts payable and accrued liabilities	76,018	25,682
Net cash used in operating activities	(174,382)	(205,590)

Cash flows from investing activities:
Acquisition of equipment	(3,329)	(2,177)
Software development	(51,701)	(576,069)
Net cash used in investing activities	(55,030)	(578,246)

Cash flows from financing activities:
Exercise of stock options	9,350	-
Proceeds from the issuance of shares	700,000	900,000
Net cash provided by financing activities	709,350	900,000

Change in cash	479,938	116,164

Cash, beginning of period	491,203	876,004
Cash, end of period	$971,141	$992,168

Supplementary information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash financing activity	$-	$-
Non-cash investing activity	$-	$-

See accompanying notes to the consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six Months ended June 30, 2014 and 2013

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

Continuing operations

These consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses from operations for the quarters ended June 30, 2014 and 2013, and has an accumulated deficit of $17,456,730 as at June 30, 2014.  This raises substantial doubt about the Company's ability to continue as a going concern.

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

Six Months ended June 30, 2014 and 2013

(Unaudited)

2.         Summary of significant accounting policies:

(a)     Basis of presentation:

These consolidated financial statements have been prepared in accordance with U.S. GAAP. The financial statements include the accounts of the Company's wholly-owned subsidiaries, English Bay Office Management Limited (registered in British Columbia, Canada), Coral Reef Marketing Inc. (registered in Anguilla), Bingo.com (Antigua) Inc., Bingo.com (Wyoming) Inc., Bingo Acquisition Corp, Shoal Media Inc. (registered in Anguilla) (Note 3), and the 99% owned subsidiary, Bingo.com (UK) plc. (registered in the United Kingdom). Bingo.com N.V. (registered in Curacao, Netherlands Antilles) is included in the 2013 fiscal year but was sold on December 19, 2013 (Note 4). All inter-company balances and transactions have been eliminated in the consolidated financial statements.

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

Six Months ended June 30, 2014 and 2013

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

Six Months ended June 30, 2014 and 2013

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(g)  Software Development Costs:

Software development costs incurred in the research and development of new software products and enhancements to existing software products for external use are expensed as incurred once technological feasibility has been established. After technological feasibility is established, any software development costs are capitalized and amortized at the greater of the straight-line basis over the estimated economic life of the related product or the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for the related product. Commencing January 1, 2014, the Company is amortizing the capitalized software development costs over a period of 3 years. The Company performs an annual review of the estimated economic life and the recoverability of such capitalized software costs, using a net realizable value test.

If a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off. Although the Company believes that its approach to estimates and judgments as described herein is reasonable, actual results could differ and the Company may be exposed to increases or decreases in revenue that could be material.  Total Software Development Costs for the development of Trophy Bingo were $1,936,248 as at June 30, 2014 (December 31, 2013 - $1,446,038).

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

Six Months ended June 30, 2014 and 2013

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  This guidance provides a single, comprehensive revenue recognition model for all contracts with customers. The revenue guidance contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six Months ended June 30, 2014 and 2013

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(h)  New accounting pronouncements and changes in accounting policy: (Continued)

that the entity expects to be entitled to in exchange for those goods or services. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016 for public entities, with no early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on the Company's financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation. This guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on the Company's financial position or results of operations.

There have been no other recent accounting standards, or changes in accounting standards, during the three months ended June 30, 2014, as compared to the recent accounting standards described in the Annual Report, that are of material significance, or have potential material significance, to us.

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

Six Months ended June 30, 2014 and 2013

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

Six Months ended June 30, 2014 and 2013

(Unaudited)

4.    Sale of subsidiary: (Continued)

		December 19, 2013

Assets
Current assets:	$
Accounts receivable less allowance for doubtful accounts		1,318
Total Current Assets		1,318

Total Assets		$1,318

Liabilities
Current liabilities:
Accounts payable		$2,130
Total Current Liabilities		$2,130

Net Assets		$(812)

5.    Other assets:

During the year ended December 31, 2012, the Company commenced development of a social bingo game. During the quarter ended March 31, 2014, the Company initially launched Trophy Bingo on Android. The Company ceased to capitalize the development costs and commenced the amortization of the capitalized development costs over a period of three years.

June 30, 2014	Capitalized Expenses	Accumulated amortization	Net book Value

Trophy Bingo capitalized development expenses	$1,446,038	$241,006	$1,205,032

During the quarter ended June 30, 2014, the Company expensed $281,130 and $490,210 for the six months ended June 30, 2014 (June 30, 2013 - $nil) in development costs.

6.    Domain name rights and intangible assets:

The rights to use the domain name Bingo.com were acquired in January of 1999 for a cash payment of $200,000 and the issuance of 500,000 shares of common stock of the Company at a value of $2.00 per share. The agreement was signed with Bingo, Inc., an unrelated party at the date of signing of the agreement. Under the terms of the agreement, the Company was required to make quarterly domain name purchase payments to the vendor based on 4% of annual gross revenue (as defined in the agreement), with total minimum payments of $1,100,000 in the first three years, including the initial cash payment, over the 99 year period ending December 31, 2098. These minimum payment commitments were completed on June 30, 2002. During the year ended December 31, 2002, the agreement was amended so that the remaining domain name purchase payments to the vendor were made monthly, based on 4% of the preceding month's gross revenue. During the year ended December 31, 2010, the Company purchased the remaining Domain Name payments for $900,000, with the issuance of 6,000,000 common shares of the Company, at a value of $0.15 per share. In accordance with ASC Topic 420-10-25-11, the Company

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six Months ended June 30, 2014 and 2013

(Unaudited)

6.    Domain name rights and intangible assets: (Continued)

expensed the Domain Name Purchase payments of $900,000 during the year ended December 31, 2010.

Domain name rights have been capitalized on the balance sheet based on the present value of the future minimum purchase payments. In 2002, the Company suspended the amortization of the domain name in accordance with ASC 350, Intangibles - Goodwill and Others, where companies are no longer permitted to amortize indefinite life intangible assets.

June 30, 2014	Cost	Accumulated amortization	Net book Value

Domain name rights	$1,934,500	$677,259	$1,257,241

December 31, 2013	Cost	Accumulated amortization	Net book Value

Domain name rights	$1,934,500	$677,259	$1,257,241

7.    Stockholder's Equity:

(a)  Common stock issuances:

During the quarter ended June 30, 2014, the holders of stock options exercised their options for 55,000 shares for $9,350 at exercise price of $0.17 per share.

During the quarter ended March 31, 2014, the Company completed two separate private placements of a combined 1,750,000 common shares at $0.40 per share. Total proceeds of both offerings was $700,000.

(b)  Stock option plans:

No options were granted during the period ended June 30, 2014.

During the quarter ended June 30, 2014, 475,000 options with an exercise price of $0.17 per share expired unexercised.

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

Minimum lease payments under these operating leases are approximately as follows:

2014	$9,966
2015	18,431
2016	18,431

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six Months ended June 30, 2014 and 2013

(Unaudited)

8.   Commitments: (Continued)

The Company paid rent expense totaling $6,322 for the quarter ended June 30, 2014 (June 30, 2013 - $29,911).

The Company has a management consulting agreement with T.M. Williams (Row), Inc., an Anguilla incorporated company, and Mr. Williams, a related party, for a consultancy payment based on the Company's performance with a minimum of $11,000 and a maximum of $25,000 per month.

During the quarter ended June 30, 2014, the Company entered into an agreement with Jayska Consulting Ltd. and Mr. J. M. Williams, Chief Executive Officer of Bingo.com, Ltd. for the provision of services of Mr. J. M. Williams as Chief Executive Officer of the Company. The Consulting agreement provides for a consultancy payment of GBP5,000 per month payable in arrears.

During the quarter ended June 30, 2014, the Company entered into an agreement with LVA Media Inc. and Mr. J. M. Williams, for the provision of services of Mr. J. M. Williams as Chief Executive Officer of Bingo.com, Ltd. The Consulting agreement provides for a consultancy payment based on the Company's performance with a minimum of $7,500 and a maximum of $25,000 per month.

9.    Income Taxes:

Bingo.com, Ltd. is domiciled in the tax-free jurisdiction of Anguilla, British West Indies. However certain of the Company's subsidiaries incur income taxation.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2014, and December 31, 2013, are presented below:

	June 30, 2014	December 31, 2013
Deferred tax assets:
Net operating loss carry forwards	$18,644	$17,201

Valuation Allowance	(18,644)	(17,201)
	$-	$-

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

10. Related Party Transactions:

The Company has a liability of $892 (December 31, 2013 - $nil), to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by the current director and officer of the Company.

The Company has a liability of $711 (December 31, 2013 - $3,320) to a current director and officer of the Company for expenses incurred by a current director and officer of the Company.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six Months ended June 30, 2014 and 2013

(Unaudited)

10. Related Party Transactions: (Continued)

The Company has a liability of $12,002 (December 31, 2013 - $5,002), to the independent directors of the Company for payment of services rendered. The Company incurred independent directors fees of $4,500 for the quarter ended June 30, 2014 (Quarter ended June 30, 2013 - $4,500).

The Company has a liability of $4,415 (December 31, 2013 - $2,953), to an officer of the Company for payment of services rendered and expenses incurred of $17,304 during the quarter ended June 30, 2014 (Quarter ended June 30, 2013 - $15,533), by the officer of the Company.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

11. Segmented information:

Revenue

The Company operates in one reportable business segment, the business of marketing games and entertainment based principally on the game of bingo through its Internet portal, Bingo.com.   Bingo.com is supported by the revenue generated from the deposits received for the games for money and by selling advertising on the website.  The revenue for the quarters ended June 30, 2014 and 2013, has been derived primarily from the revenue generated from the deposits received for the games for money.

The Company had the following revenue by geographical region.

	Six Months ended June 30, 2014	Six Months ended June 30, 2013	Three Months ended June 30, 2014	Three Months ended June 30, 2013

Gaming revenue
Western Europe	$66,943	$115,989	$35,428	$57,303
Central, Eastern and Southern Europe	6,735	9,181	4,417	3,647
Nordics	887,993	940,253	383,549	422,490
Other	6,578	3,731	3,526	2,954
Total gaming revenue	$968,249	$1,069,154	$426,920	$486,394

Advertising revenue
Nordics	$55	$153	$9	$94
Other	11,352	12,151	4,256	4,771
Total advertising revenue	$11,407	$12,304	$4,265	$4,865

Total revenue
Western Europe	$66,943	$115,989	$35,428	$57,303
Central, Eastern and Southern Europe	6,735	9,181	4,417	3,647
Nordics	888,048	940,406	383,558	422,584
Other	17,930	15,882	7,782	7,725
Total revenue	$979,656	$1,081,458	$431,185	$491,259

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six Months ended June 30, 2014 and 2013

(Unaudited)

11. Segmented information: (Continued)

Equipment

The Company's equipment is located as follows:

Net Book Value	June 30, 2014	December 31, 2013

Anguilla	$708	$849
Canada	4,009	4,090
United Kingdom	3,496	1,298
United States of America	1,277	1,533
	$9,490	$7,770

12.       Concentrations

Major customers

For the quarter ended June 30, 2014, there was no single player on the gaming site who had wagered more than 10% of the total gaming revenue. The Company is reliant on Unibet to provide contracted services pursuant to its Partner Program. These services include the supply and operation of the games (i.e. Bingo and Slots); the development and maintenance of the website, customer support to our players playing on our website www.bingo.com, processing all deposits and collection of those funds and processing all withdrawal requests. The Company has a receivable from Unibet of $134,375 as at June 30, 2014 (December 31, 2013 - $276,403).

During the quarter ended June 30, 2014 and 2013, the Company offered limited advertising. Therefore there were no advertising sales representing more than 10% of the total sales.

13.  Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions. At June 30, 2014, the Company had total cash balances of $971,141 (December 31, 2013 - $491,203) at financial institutions, where $602,217 (December 31, 2013 - $106,158) is in excess of federally insured limits. The Company has concentrations of credit risk with respect to accounts receivable, as large amounts of its accounts receivable are concentrated geographically in the United Kingdom amongst a small number of customers.

As of June 30, 2014, the Company had one customer totaling $134,375, who accounted for total accounts receivable greater than 10%. As of December 31, 2013, the Company had one customer, totaling $276,403 who accounted for greater than 10% of the total accounts receivable.

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

The Company generates its main source of revenue from players who deposit funds into their Bingo.com accounts and play games for money.  An additional source of revenue comes from selling advertising on the website to other companies who wish to advertise their products to our user demographic.  During the year ended December 31, 2010, Bingo.com joined the Unibet International Limited ("Unibet") Partner Program as a network operator of their multi-language and multi-currency bingo and casino system.  The Unibet Partner Program provides a complete solution to Bingo.com which includes gambling licenses, multi-language customer support, financial processing capabilities, website technology, bingo games, soft games, casino games and many other services required to operate an online gambling business.  Bingo.com players continue to play on the website www.bingo.com but now participate in rooms shared across the entire Unibet Partner Program alongside players from Maria.com, and Bingo.se. These combined games increase the gaming liquidity and create one of the largest and most international online gaming systems in operation.

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

Furthermore, in an attempt to maximize the value of our North American visitors to whom we cannot offer online gambling services, we have commenced the development of an innovative social bingo game called Trophy Bingo which we soft-launched globally on Android in the first quarter of 2014 and expect to fully launch on Android and on iOS in the third quarter of 2014.

Gaming revenue from the Bingo.com website accounted for approximately 99% of our revenue for the quarter ended June 30, 2014. We do not expect significant revenue from Trophy Bingo until full launch which, is anticipated to be in third quarter of 2014.

We have made a significant investment in the development of our website, the purchase of our domain name, branding, marketing, and operations and in the development of Trophy Bingo.  As a result we have incurred significant losses since inception, and as of June 30, 2014, had an accumulated deficit of $17,456,730.

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

Software Development Costs:

Software development costs incurred in the research and development of new software products and enhancements to existing software products for external use are expensed as incurred once technological feasibility has been established. After technological feasibility is established, any software development costs are capitalized and amortized at the greater of the straight-line basis over the estimated economic life of the related product or the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for the related product. Commencing January 1, 2014, the Company is amortizing the capitalized software development costs over a period of 3 years. The Company performs an annual review of the estimated economic life and the recoverability of such capitalized software costs, using a net realizable value test.

If a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off. Although the Company believes that its approach to estimates and judgments as described herein is reasonable, actual results could differ and the Company may be exposed to increases or decreases in revenue that could be material.  Total Software Development Costs for the development of Trophy Bingo were $1,936,248 as at June 30, 2014 (December 31, 2013 - $1,446,038).

RESULTS OF OPERATIONS

            Revenue

Total revenue for the quarter ended June 30, 2014, was $431,185, a decrease of 12% from revenue of $491,259 for second quarter of 2013 and a decrease of 21% from revenue of $548,471, in the first quarter of 2014. Gaming Revenue was $426,920, a decrease of 12% in the quarter ended June 30, 2014, compared Gaming Revenue of $486,394 in the second quarter of 2013 and a 21% decrease from revenue of $541,329 in the first quarter of 2014. This decrease compared to the second quarter of 2013 and the first quarter of 2014, is due to a decrease in players. In addition, the decrease compared to the first quarter of 2014, is due to the receipt of funds from an insured large jackpot winner in the first quarter of 2014.  We earned advertising revenue of $4,265 in the quarter ended June 30, 2014, a decrease of 12% from advertising revenue of $4,865 in the second quarter of 2013 and a decrease of 40% from advertising revenue of $7,142 in the first quarter of 2014.

            Sales and marketing expenses

Sales and marketing expenses were $205,825 for the quarter ended June 30, 2014, a decrease of 32% over expenses of $303,239 in the second quarter of 2013 and a decrease of 42% from expenses of $355,224 in the first quarter of 2014. Sales and marketing expenses principally include costs for television marketing, Search Engine Optimization expenses, prizes for our players and other bonuses and incentives offered to gaming players. The decrease in sales and marketing expenses for the quarter ended June 30, 2014, compared to the second quarter of 2013 and in the first quarter of 2014 is due to a larger media budget in the second quarter of 2013 and first quarter of 2014 to drive additional players to the website and to expand into new European markets.

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

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our office, legal and professional fees, and other general corporate and office expenses. General and administrative expenses decreased to $48,861 for the second quarter of 2014, a decrease of 43% from costs of $85,700 for the second quarter of 2013 and a decrease of 19% from costs of $60,436 in the first quarter of 2014. General and administrative expenses have decreased in comparison to the prior year due to the United Kingdom office rental expiring. The decrease compared to the first quarter of 2014 is due to a decrease in travel expenses.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants and benefits increased to $137,394 for the quarter ended June 30, 2014, an increase of 88% compared to salaries, wages, consultants and benefits of $72,999 in the second quarter of 2013 and a decrease of 9%, over salaries, wages, consultants and benefits of $151,084 in the first quarter of 2014. This increase compared to the second quarter of 2013, is due to the partial capitalization of salaries of staff involved in the development of the Company's new social media game, Trophy Bingo in the second quarter of fiscal 2013. The Company ceased to capitalize the development costs of Trophy Bingo in the fourth quarter of 2013.  The decrease in the second quarter of 2014, compared to the first quarter of 2014, is due to lower revenue and therefore lower consultancy payments.

Depreciation and amortization

Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years. Depreciation and amortization decreased to $885 during the quarter ended June 30, 2014, a decrease of 11% over costs of $989 during the same quarter in the prior year and an increase of 22% from costs of $724 in the first quarter of 2014. This decrease in depreciation and amortization compared to the second quarter of fiscal 2013, is due to the aging of the Company's equipment and the disposal of obsolete equipment. The increase compared to the first quarter of 2014, is due to new equipment being acquired in fiscal 2014.

Trophy Bingo development and amortization

During the quarter ended March 31, 2014, the Company globally soft-launched Trophy Bingo on Android. The Company ceased to capitalize the development of Trophy Bingo and commenced amortizing the capitalized development costs over the life of the game. The Company expensed $281,130 development costs during the quarter ended June 30, 2014 and amortized $120,503 of the capitalized development costs during the quarter ended June 30, 2014.  This compares to $209,080 expensed development costs during the first quarter of 2014 and amortization of $120,503 of the capitalized development costs during the first quarter of 2014.

            Net loss and loss per share

Net loss for the three months ended June 30, 2014, amounted to ($350,351), a loss of $0.01 per share, a decrease in net loss compared to net income of $10,449, an income of $0.00 per share for the same period in 2013 and an increase in net loss compared to a net loss of $352,692 or loss of $0.01 per share in the first quarter of 2014. The decrease in net loss for the quarter ended June 30, 2014, compared to the second quarter of 2013, is due to the decrease in revenue and the expensing of the development costs of Trophy Bingo and commencing the amortization of the development costs. The decrease in net loss for the quarter ended June 30, 2014, compared to the first quarter of 2014, is due to lower travel costs.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $971,141 and positive working capital of $891,551 at June 30, 2014.  This compares to cash of $491,203 and positive working capital of $646,015 at December 31, 2013.

During the quarter ended June 30, 2014, we provided cash of $124,241 in operating activities compared to using cash of ($130,718) in the same period in the prior year and compared to using cash of ($298,623) in the first quarter of 2014.

Our future capital requirements will depend on a number of factors, including costs associated with the marketing of our Web portal, the success and acceptance of gaming operations and the possible acquisition of complementary businesses, or development of new products and technologies.

ITEM 4T.       Controls and Procedures

(a)        Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2014. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2014, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings

We are not currently a party to any legal proceeding, and was not a party to any other legal proceeding during the quarter ended June 30, 2014. We are currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2014, the holders of stock options exercised their options for 55,000 shares for $9,350 at exercise price of $0.17 per share.

ITEM 3.          Defaults Upon Senior Securities

Not applicable.

ITEM 4.          Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2014, we held our Annual Meeting of Stockholders for the purposes of electing our directors and to ratify the appointment of Davidson & Company LLP, Chartered Accountants, as our independent auditors for the 2014 fiscal year. The Company issued a schedule 14A proxy statement to the shareholders on May 5, 2014.

All nominees for directors were elected and the appointment of auditors was ratified. The voting on each matter is set forth below:

Nominee	For	Against	Abstain	Not Voted
T. M. Williams	46,391,429	8,880	1,000	16,285,761
J. M. Williams	46,366,176	34,133	1,000	16,285,761
C. M. Devereux	46,391,179	9,130	1,000	16,285,761
G. Whitton	46,395,429	4,880	1,000	16,285,761
F. Curtis	46,395,429	4,880	1,000	16,285,761
E. Lungerud	46,395,176	5,133	1,000	16,285,761

Proposal to ratify the appointment of Davidson & Company LLP, Chartered Accountantsas our independent auditors for the 2014 fiscal year.

            For                  Against            Abstain            Not Voted

49,377,009         13,206,477         103,583             1

ITEM 5.          Other Information

The Company did not enter any new reportable agreements during the quarter ended June 30, 2014.

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
31.1

Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 12, 2014.

31.2

Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 12, 2014.

32.1	Certification from the Chief Executive Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 12, 2014.
32.2	Certification from the Chief Financial Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 12, 2013.

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

(e) Previously filed with the Company's report on Form 8-K on December 26, 2006.

(f) Previously filed with the Company's report on Form 8-K on June 17, 2010.

(g) Previously field with the Company's report on Form 8-K/A on June 18, 2012.

(h) Previously filed with the Company's report on Form 8-K on March 24, 2014.

Reports on Form 8-K.

During the quarter ended June 30, 2014, we filed the following Form 8-K:

-An Form 8-K announcing the results of our Annual General Meeting.

Reports Subsequent to the quarter ended June 30, 2014.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 12, 2014	BINGO.COM, LTD.
(Registrant)
Date:	August 12, 2014	/S/ J.M. Williams
J. M. Williams, Chief Executive Officer, and President (Principal Executive Officer)
Date:	August 12, 2014	/S/ H. W. Bromley
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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of June 30, 2014, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ J. M. Williams                                                        Date: August 12, 2014

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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of June 30, 2014, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ H. W. Bromley                                                      Date: August 12, 2014

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the "Company") on Form 10-Q for the period ended June 30, 2014, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        August 12, 2014

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the "Company") on Form 10-Q for the period ended June 30, 2014, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        August 12, 2014

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.