Form 10-Q
period 2014-09-30
BINGO.COM LTD.
filed 2014-11-12
CIK 1318482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer's common stock, no par value per share, was 70,682,703 as of November 12, 2014.

 BINGO.COM, LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2014

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

As at	September 30, 2014	December 31, 2013

Assets
Current assets:
Cash	$1,355,229	$491,203
Accounts receivable less allowance for doubtful accounts $nil (December 31, 2013 - $nil)	229,213	281,257
Prepaid expenses	23,745	112,095
Total Current Assets	1,608,187	884,555

Equipment, net	8,605	7,770

Other assets (Note 5)	1,084,528	1,446,038

Security deposits	11,079	11,519

Domain name rights and intangible assets (Note 6)	1,257,241	1,257,241

Deferred tax asset, less valuation allowance of $18,257 (December 31, 2013 - $17,201) (Note 9)	-	-

Total Assets	$3,969,640	$3,607,123

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$187,512	$159,891
Accrued liabilities	65,276	67,374
Accounts payable and accrued liabilities - related party (Note 10)	100,872	11,275
Total Current Liabilities	353,660	238,540

Commitments (Note 8)

Stockholders' equity (Note 7):
Common stock, no par value, unlimited shares authorized, 70,682,703 shares issued and outstanding (December 31, 2013 - 67,877,703)	21,507,040	20,097,690
Accumulated deficit	(17,915,640)	(16,753,687)
Accumulated other comprehensive income: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	3,615,980	3,368,583

Total Liabilities and Stockholders' Equity	$3,969,640	$3,607,123

See accompanying notes to the consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

For Periods Ended September 30, 2014 and 2013

(Unaudited)

	Nine Months ended September 30, 2014	Nine Months ended September 30, 2013	Three Months ended September 30, 2014	Three Months ended September 30, 2013

Advertising revenue	$17,550	$19,035	$6,143	$6,731
Gaming revenue	1,347,707	1,515,176	379,458	446,022
Total revenue	1,365,257	1,534,211	385,601	452,753

Cost of sales:
Trophy Bingo amortization (Note 5)	361,510	-	120,504	-
Total cost of sales	361,510	-	120,504	-

Gross Profit	1,003,747	1,534,211	265,097	452,753

Operating expenses:
Depreciation and amortization	2,494	2,785	885	989
Directors fees	9,500	9,500	2,500	2,500
General and administrative	155,201	228,454	45,904	62,603
Salaries, wages, consultants and benefits	405,168	208,689	116,690	62,944
Selling and marketing	741,368	1,635,002	180,319	462,974
Trophy Bingo development (Note 5)	832,714	-	342,504	-
Total operating expenses	2,146,445	2,084,430	688,802	592,010

Loss before other income (expense) and income taxes	(1,142,698)	(550,219)	(423,705)	(139,257)

Other income (expense):
Foreign exchange gain (loss)	(19,526)	(8,174)	(35,262)	42,150
Interest and other income	316	697	102	151

Loss before income taxes	(1,161,908)	(557,696)	(458,865)	(96,956)

Income tax expense	45	-	45	-

Net loss	$(1,161,953)	$(557,696)	$(458,910)	$(96,956)

Other comprehensive income (loss)	-	-	-	-

Comprehensive loss	$(1,161,953)	$(557,696)	$(458,910)	$(96,956)

Net loss per common share, basic	$(0.02)	$(0.01)	$(0.01)	$(0.00)
Net loss per common share, diluted	$(0.02)	$(0.01)	$(0.01)	$(0.00)

Weighted average common shares outstanding, basic	69,189,541	66,925,322	69,682,733	67,877,703
Weighted average common shares outstanding, diluted	69,189,541	66,925,322	69,682,733	67,877,703

See accompanying notes to the consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the period ended September 30, 2014

(Unaudited)

	Common stock			Accumulated Other Comprehensive income
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2013	67,877,703	$20,097,690	$(16,753,687)	$ 24,580	$3,368,583

Private placement	500,000	200,000	-	-	200,000

Private placement	1,250,000	500,000	-	-	500,000

Private placement	1,000,000	700,000	-	-	700,000

Exercise of stock options	55,000	9,350			9,350

Net loss	-	-	(1,161,953)	-	(1,161,953)
Balance, September 30, 2014	70,682,703	$21,507,040	$ (17,915,640)	$ 24,580	$ 3,615,980

See accompanying notes to the consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Consolidated Statements of Cash Flows

Nine Months ended September 30, 2014 and 2013

(Unaudited)

	2014	2013
Cash flows from operating activities:
Net loss	$(1,161,953)	$(557,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,494	2,785
Trophy Bingo amortization	361,510	-
Changes in operating assets and liabilities:
Accounts receivable	52,044	42,794
Prepaid expenses	88,350	173,558
Security deposits	440	378
Accounts payable and accrued liabilities	166,821	11,411
Net cash used in operating activities	(490,294)	(326,770)

Cash flows from investing activities:
Acquisition of equipment	(3,329)	(2,178)
Software development	(51,701)	(860,783)
Net cash used in investing activities	(55,030)	(862,961)

Cash flows from financing activities:
Exercise of stock options	9,350	-
Proceeds from the issuance of shares	1,400,000	900,000
Net cash provided by financing activities	1,409,350	900,000

Change in cash	864,026	(289,731)

Cash, beginning of period	491,203	876,004
Cash, end of period	$1,355,229	$586,273

Supplementary information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash financing activity	$-	$-
Non-cash investing activity - software development accrued through accounts payable	$-	$51,755

See accompanying notes to the consolidated financial statements.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2014 and 2013

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

Continuing operations

These consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses from operations for the quarters ended September 30, 2014 and 2013, and has an accumulated deficit of $17,915,640 as at September 30, 2014.  This raises substantial doubt about the Company's ability to continue as a going concern.

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

Nine Months ended September 30, 2014 and 2013

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

Nine Months ended September 30, 2014 and 2013

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

Nine Months ended September 30, 2014 and 2013

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

If a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off. Although the Company believes that its approach to estimates and judgments as described herein is reasonable, actual results could differ and the Company may be exposed to increases or decreases in revenue that could be material.  Total Software Development Costs for the development of Trophy Bingo were $2,278,752 as at September 30, 2014 (December 31, 2013 - $1,446,038).

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

Nine Months ended September 30, 2014 and 2013

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

Nine Months ended September 30, 2014 and 2013

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

In August 2014, the FASB issued ASU 2014-13, "Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity." This ASU applies to entities that meet the following criteria:

   1.       They are required to consolidate a collateralized entity under the Variable Interest Entities guidance;

   2.       They measure all of the financial assets and the financial liabilities of that consolidated collateralized financing entity at fair value in the consolidated financial statements based on other FASB rules; and

   3.       Those changes in fair value are reflected in earnings.

Under ASU 2014-13, entities that meet these criteria are provided an alternative under which they can choose to eliminate the difference between the fair value of financial assets and financial liabilities of a consolidated collateralized financing entity. If that alternative is not elected, then ASU 2014-13 indicates that the fair value of the financial assets and the fair value of the financial liabilities of the consolidated collateralized financing entity should be measured in accordance with ASC 820. Fair Value Measurement, and differences between the fair value of the financial assets and the financial liabilities of that consolidated collateralized financing entity should be reflected in earnings and attributed to the reporting entity in the consolidated statement of income or loss. The amendments in this ASU are effective for annual periods, and interim periods within

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2014 and 2013

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(h)  New accounting pronouncements and changes in accounting policy: (Continued)

those annual periods, beginning after December 15, 2015. Early adoption is permitted as of the beginning of an annual period. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and sets rules for how this information should be disclosed in the financial statements. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted. The Company is evaluating the effect of ASU 2014-15 on our consolidated financial condition and results of operations.

In November 2014, the FASB issued ASU No. 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. This standard requires an entity to "determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of the relevant facts and circumstances which the hybrid financial instrument was issued or acquired and the potential outcome of the hybrid financial instrument.  ASU 2014-16 is effective for annual periods ending after December 15, 2015 and interim periods thereafter. Early adoption is permitted. The Company is evaluating the effect of ASU 2014-15 on our consolidated financial condition and results of operations.

There have been no other recent accounting standards, or changes in accounting standards, during the three months ended September 30, 2014, as compared to the recent accounting standards described in the Annual Report, that are of material significance, or have potential material significance, to us.

(i)   Financial instruments:

(i)  Fair values:

The fair value of accounts receivable, accounts payable, accrued liabilities and accounts payable and accrued liabilities - related party approximate their financial statement carrying amounts due to the short-term maturities of these instruments.  Cash is carried at fair value using a level 1 fair value measurement.

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2014 and 2013

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(i)   Financial instruments: (Continued)

situations where there is little, if any, market activity for the asset.  The Company's cash was measured using Level 1 inputs.

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

Nine Months ended September 30, 2014 and 2013

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

September 30, 2014	Capitalized Expenses	Accumulated amortization	Net book Value

Trophy Bingo capitalized development expenses	$1,446,038	$361,510	$1,084,528

During the quarter ended September 30, 2014, the Company expensed $342,504 and $832,714 for the nine months ended September 30, 2014 (September 30, 2013 - $nil) in development costs.

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

Nine Months ended September 30, 2014 and 2013

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

September 30, 2014	Cost	Accumulated amortization	Net book Value

Domain name rights	$1,934,500	$677,259	$1,257,241

December 31, 2013	Cost	Accumulated amortization	Net book Value

Domain name rights	$1,934,500	$677,259	$1,257,241

7.    Stockholder's Equity:

(a)  Common stock issuances:

During the quarter ended September 30, 2014, the Company completed a private placement of 1,000,000 common shares at $0.70 per share. Total proceeds of the offering was $700,000.

During the quarter ended June 30, 2014, the holders of stock options exercised their options for 55,000 shares for $9,350 at exercise price of $0.17 per share.

During the quarter ended March 31, 2014, the Company completed two separate private placements of a combined 1,750,000 common shares at $0.40 per share. Total proceeds of both offerings was $700,000.

(b)  Stock option plans:

No options were granted during the period ended September 30, 2014.

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

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2014 and 2013

(Unaudited)

8.   Commitments: (Continued)

Minimum lease payments under these operating leases are approximately as follows:

2014	$4,655
2015	17,618
2016	17,618

The Company paid rent expense totaling $6,337 for the quarter ended September 30, 2014 (September 30, 2013 - $30,028).

The Company has a management consulting agreement with T.M. Williams (Row), Inc., an Anguilla incorporated company, and Mr. Williams, a related party, for a consultancy payment based on the Company's performance with a minimum of $11,000 and a maximum of $25,000 per month.

During the quarter ended March 31, 2014, the Company entered into an agreement with Jayska Consulting Ltd. and Mr. J. M. Williams, Chief Executive Officer of Bingo.com, Ltd. for the provision of services of Mr. J. M. Williams as Chief Executive Officer of the Company. The Consulting agreement provides for a consultancy payment of GBP5,000 pounds per month payable in arrears.

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2014, and December 31, 2013, are presented below:

	September 30, 2014	December 31, 2013
Deferred tax assets:
Net operating loss carry forwards	$18,257	$17,201

Valuation Allowance	(18,257)	(17,201)
	$-	$-

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

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2014 and 2013

(Unaudited)

10. Related Party Transactions:

The Company has a liability of $42,688 (December 31, 2013 - $nil), to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by the current director and officer of the Company.

The Company has a liability of $22,527 (December 31, 2013 - $nil), to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by the current director and officer of the Company.

The Company has a liability of $24,360 (December 31, 2013 - $nil), to a company owned by a current director and officer of the Company for payment of services rendered and expenses incurred by the current director and officer of the Company.

The Company has a liability of $472 (December 31, 2013 - $3,320) to a current director and officer of the Company for expenses incurred by a current director and officer of the Company.

The Company has a liability of $7,502 (December 31, 2013 - $5,002), to the independent directors of the Company for payment of services rendered. The Company incurred independent directors fees of $2,500 for the quarter ended September 30, 2014 (Quarter ended September 30, 2013 - $2,500).

The Company has a liability of $3,323 (December 31, 2013 - $2,953), to an officer of the Company for payment of services rendered and expenses incurred of $13,876 during the quarter ended September 30, 2014 (Quarter ended September 30, 2013 - $12,962), by the officer of the Company.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

11. Segmented information:

Revenue

The Company operates in one reportable business segment, the business of marketing games and entertainment based principally on the game of bingo through its Internet portal, Bingo.com.   Bingo.com is supported by the revenue generated from the deposits received for the games for money and by selling advertising on the website.  The revenue for the quarters ended September 30, 2014 and 2013, has been derived primarily from the revenue generated from the deposits received for the games for money.

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2014 and 2013

(Unaudited)

11. Segmented information: (Continued)

The Company had the following revenue by geographical region.

	Nine Months ended September 30, 2014	Nine Months ended September 30, 2013	Three Months ended September 30, 2014	Three Months ended September 30, 2013

Gaming revenue
Western Europe	$112,305	$154,814	$45,362	$38,825
Central, Eastern and Southern Europe	9,602	12,041	2,867	2,860
Nordics	1,214,909	1,342,626	326,915	402,373
Other	10,891	5,695	4,314	1,964
Total gaming revenue	$1,347,707	$1,515,176	$379,458	$446,022

Advertising revenue
Nordics	$354	$283	$298	$130
Other	17,196	18,752	5,845	6,601
Total advertising revenue	$17,550	$19,035	$6,143	$6,731

Total revenue
Western Europe	$112,305	$154,814	$45,362	$38,825
Central, Eastern and Southern Europe	9,602	12,041	2,867	2,860
Nordics	1,215,263	1,342,909	327,213	402,503
Other	28,087	24,447	10,159	8,565
Total revenue	$1,365,257	$1,534,211	$385,601	$452,753

Equipment

The Company's equipment is located as follows:

Net Book Value	September 30, 2014	December 31, 2013

Anguilla	$637	$849
Canada	3,658	4,090
United Kingdom	3,160	1,298
United States of America	1,150	1,533
	$8,605	$7,770

12.  Concentrations

Major customers

For the quarter ended September 30, 2014, there was no single player on the gaming site who had wagered more than 10% of the total gaming revenue. The Company is reliant on Unibet to provide contracted services pursuant to its Partner Program. These services include the supply and operation of the games (i.e. Bingo and Slots); the development and maintenance of the website, customer support to our players playing on our website www.bingo.com, processing all deposits and collection of those funds

BINGO.COM, LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2014 and 2013

(Unaudited)

12.  Concentrations: (Continued)

and processing all withdrawal requests. The Company has a receivable from Unibet of $222,261 as at September 30, 2014 (December 31, 2013 - $276,403).

During the quarter ended September 30, 2014 and 2013, the Company offered limited advertising. Therefore there were no advertising sales representing more than 10% of the total sales.

13.  Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions. At September 30, 2014, the Company had total cash balances of $1,355,229 (December 31, 2013 - $491,203) at financial institutions, where $989,135 (December 31, 2013 - $106,158) is in excess of federally insured limits. The Company has concentrations of credit risk with respect to accounts receivable, as large amounts of its accounts receivable are concentrated geographically in the United Kingdom amongst a small number of customers.

As of September 30, 2014, the Company had one customer totaling $222,261, who accounted for total accounts receivable greater than 10%. As of December 31, 2013, the Company had one customer, totaling $276,403 who accounted for greater than 10% of the total accounts receivable.

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

OVERVIEW

Bingo.com, Ltd. (OTCQB: BNGOF) is the parent company of the Bingo.com group of companies, which owns http://www.bingo.com, the popular online gaming community, and Trophy Bingo, an innovative, non-gambling social bingo game, live in the Google Play Store and the Apple App Store.  The Bingo.com website has attracted millions of visitors from over 200 countries and is one of the most recognized and most visited bingo entertainment destinations on the Internet.

Bingo.com, Ltd. (OTCQB: BNGOF) trades on the OTCQB.  Investors can find real time quotes and market information for the Company at http://www.otcmarkets.com/stock/BNGOF/quote.

The Company generates its main source of revenue from its online gaming business where players deposit funds into their Bingo.com accounts and play games for money.  An additional source of revenue comes from selling advertising on the website to other companies who wish to advertise their products to our user demographic.  During the year ended December 31, 2010, Bingo.com joined the Unibet International Limited ("Unibet") Partner Program (http://www.unibet.com) as a network operator of their multi-language and multi-currency bingo and casino system.

The Unibet Partner Program provides a complete solution to Bingo.com which includes gambling licenses, multi-language customer support, financial processing capabilities, website technology, mobile technology, bingo games, soft games, casino games and many other services required to operate an online gambling business.  Bingo.com players continue to play on the website www.bingo.com but now participate in rooms alongside players from Maria.com and Bingo.se. These combined games increase the gaming liquidity and create one of the largest and most international online gaming systems in operation.  Unibet is paid a commission based on a fixed percentage of the gaming revenues generated on the Bingo.com website.  Unibet owns, creates and runs the service offered and it's the Company's responsibility to drive traffic to the website. Bingo.com is not required to secure or maintain any online gambling licenses of its own as the Company is permitted to offer Internet gambling products to its players pursuant to Unibet's licenses in relevant jurisdictions.

Trophy Bingo is Bingo.com's entry into the free-to-play social bingo market targeting the millions of avid bingo players worldwide who play free bingo games on mobile devices.  Trophy Bingo is a puppy themed bingo adventure where players must win their way through 120 levels of bingo challenges.  The game is free to download and supports in-app purchases for players who find themselves in need of extra bingos or want to engage with the premium power plays contained in the game. The game includes many innovations for social bingo including new power plays, a map progression system, unique game types, card blockers, bonus bingo rounds, and a bingo combo system.  The unique construction of Trophy Bingo creates an entirely new bingo game experience that enables players to influence their bingo chances with strategic play.  Trophy Bingo is rich in game play and offers players hours of entertainment in a completely new format for social bingo.  It's our intent to make Trophy Bingo the most popular and profitable social bingo game available on Android and iOS. The Android version was launched globally in the Google Play App store in the third quarter of 2014 and the iOS version was launched globally in the Apple App Store in the fourth quarter of 2014.

Gaming revenue from the Bingo.com website accounted for approximately 99% of our revenue for the quarter ended September 30, 2014. We do not expect significant revenue from Trophy Bingo until full launch which, is anticipated to be in fourth quarter of 2014.

We have made a significant investment in the development of our website, the purchase of our domain name, branding, marketing, and operations and in the development of Trophy Bingo.  As a result we have incurred significant losses since inception, and as of September 30, 2014, had an accumulated deficit of $17,915,640.

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

If a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off. Although the Company believes that its approach to estimates and judgments as described herein is reasonable, actual results could differ and the Company may be exposed to increases or decreases in revenue that could be material.  Total Software Development Costs for the development of Trophy Bingo were $2,278,752 as at September 30, 2014 (December 31, 2013 - $1,446,038).

RESULTS OF OPERATIONS

            Revenue

Total revenue for the quarter ended September 30, 2014, was $385,601, a decrease of 15% from revenue of $452,753 for third quarter of 2013 and a decrease of 11% from revenue of $431,185, in the second quarter of 2014. Gaming Revenue was $379,458, a decrease of 15% in the quarter ended September 30, 2014, compared Gaming Revenue of $446,022 in the third quarter of 2013 and a 11% decrease from revenue of $426,920 in the second quarter of 2014. This decrease compared to the third quarter of 2013 and the second quarter of 2014, is due to a decrease in players. We earned advertising revenue of $6,143 in the quarter ended September 30, 2014, a decrease of 9% from advertising revenue of $6,731 in the third quarter of 2013 and an increase of 44% from advertising revenue of $4,265 in the second quarter of 2014.

            Sales and marketing expenses

Sales and marketing expenses were $180,319 for the quarter ended September 30, 2014, a decrease of 61% over expenses of $462,974 in the third quarter of 2013 and a decrease of 12% from expenses of $205,825 in the second quarter of 2014. Sales and marketing expenses principally include costs for television marketing, Search Engine Optimization expenses, prizes for our players and other bonuses and incentives offered to gaming players. The decrease in sales and marketing expenses for the quarter ended September 30, 2014, compared to the third quarter of 2013 and the second quarter of 2014 is due to a larger media budget in the third quarter of 2013 and second quarter of 2014 to drive additional players to the website.

We expect to continue to incur sales and marketing expenses to increase traffic and, consequently, deposits to our web portal. These costs will include affiliate commissions, salaries, advertising media purchases, and other promotional expenses intended to increase our subscriber base and improve gaming revenue. There can be no assurances that these expenditures will result in increased traffic or significant additional revenue.  Additionally increases in marketing expenditures will be made for player acquisition for Trophy Bingo.

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our office, legal and professional fees, and other general corporate and office expenses. General and administrative expenses decreased to $45,904 for the third quarter of 2014, a decrease of 27% from costs of $62,603 for the third quarter of 2013 and a decrease of 6% from costs of $48,861 in the second quarter of 2014. General and administrative expenses have decreased in comparison to the prior year due to the United Kingdom office rental expiring.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants and benefits increased to $116,690 for the quarter ended September 30, 2014, an increase of 85% compared to salaries, wages, consultants and benefits of $62,944 in the third quarter of 2013 and a decrease of 15%, over salaries, wages, consultants and benefits of $137,394 in the second quarter of 2014. This increase compared to the third quarter of 2013, is due to the partial capitalization of salaries of staff involved in the development of the Company's new social media game, Trophy Bingo in the third quarter of fiscal 2013. The Company ceased to capitalize the development costs of Trophy Bingo in the fourth quarter of 2013.  The decrease in the third quarter of 2014, compared to the second quarter of 2014, is due to lower revenue and therefore lower consultancy payments.

Depreciation and amortization

Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years. Depreciation and amortization decreased to $885 during the quarter ended September 30, 2014, a decrease of 11% over costs of $989 during the same quarter in the prior year and no change from costs of $885 in the second quarter of 2014. This decrease in depreciation and amortization compared to the third quarter of fiscal 2013, is due to the aging of the Company's equipment and the disposal of obsolete equipment.

Trophy Bingo development and amortization

During the quarter ended March 31, 2014, the Company globally soft-launched Trophy Bingo on Android. The Company had a full release of the Andriod version in the third quarter of 2013 and the iOS version in the fourth quarter of 2014. The Company ceased to capitalize the development of Trophy Bingo and commenced amortizing the capitalized development costs over the life of the game. The Company expensed $342,504 development costs during the quarter ended September 30, 2014 and amortized $120,504 of the capitalized development costs during the quarter ended September 30, 2014.  This compares to $281,130 expensed development costs during the second quarter of 2014 and amortization of $120,503 of the capitalized development costs during the second quarter of 2014. This increase in development costs is due to an increase in quality assurance to ensure the game operates error free.

            Net loss and loss per share

Net loss for the three months ended September 30, 2014, amounted to $458,910, a loss of $0.01 per share, an increase in net loss compared to net loss of $96,956, a loss of $0.00 per share for the same period in 2013 and an increase in net loss compared to a net loss of $350,351 or loss of $0.01 per share in the second quarter of 2014. The increase in net loss for the quarter ended September 30, 2014, compared to the third quarter of 2013, is due to the decrease in revenue and the expensing of the development costs of Trophy Bingo and the amortization of the development costs. The increase in net loss for the quarter ended September 30, 2014, compared to the second quarter of 2014, is due to the decrease in revenue and an increase in Trophy Bingo development expenses.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $1,355,229 and positive working capital of $1,254,527 at September 30, 2014.  This compares to cash of $491,203 and positive working capital of $646,015 at December 31, 2013.

During the quarter ended September 30, 2014, we used cash of ($490,734) in operating activities compared to using cash of ($69,426) in the same period in the prior year and compared to providing cash of $124,241 in the second quarter of 2014.

During the nine months ended September 30, 2014, we used cash of ($490,294) in operating activities compared to using cash of ($326,770) in the same period in the prior year.

Our future capital requirements will depend on a number of factors, including costs associated with the marketing of our Web portal, the success and acceptance of gaming operations and Trophy Bingo, or development of new products and technologies.

ITEM 4T.       Controls and Procedures

(a)        Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2014. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2014, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings

We are not currently a party to any legal proceeding, and was not a party to any other legal proceeding during the quarter ended September 30, 2014. We are currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September, 2014, the Company closed a private placement of a total of 1,000,000 shares at $0.70 per share for proceeds of $700,000.

ITEM 3.          Defaults Upon Senior Securities

Not applicable.

ITEM 4.          Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders during the period.

ITEM 5.          Other Information

The Company did not enter any new reportable agreements during the quarter ended September 30, 2014.

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
31.1

Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 12, 2014.

31.2

Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 12, 2014.

32.1	Certification from the Chief Executive Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 12, 2014.
32.2	Certification from the Chief Financial Officer of Bingo.com, Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 12, 2013.

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

(e) Previously filed with the Company's report on Form 8-K on December 26, 2006.

(f) Previously filed with the Company's report on Form 8-K on June 17, 2010.

(g) Previously field with the Company's report on Form 8-K/A on June 18, 2012.

(h) Previously filed with the Company's report on Form 8-K on March 24, 2014.

Reports on Form 8-K.

During the quarter ended September 30, 2014, no Form 8-K were filed for Bingo.com, Ltd.

Reports Subsequent to the quarter ended September 30, 2014.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 12, 2014	BINGO.COM, LTD.
(Registrant)
Date:	November 12, 2014	/S/ J.M. Williams
J. M. Williams, Chief Executive Officer, and President (Principal Executive Officer)
Date:	November 12, 2014	/S/ H. W. Bromley
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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of September 30, 2014, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ J. M. Williams                                                        Date: November 12, 2014

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

(c)   Evaluated the effectiveness of Bingo.com, Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of September 30, 2014, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Bingo.com, Ltd.'s internal control over financial reporting that occurred during Bingo.com, Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bingo.com, Ltd.'s internal control over financial reporting; and

5.  Bingo.com, Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Bingo.com, Ltd.'s auditors and the audit committee of Bingo.com, Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ H. W. Bromley                                                      Date: November 12, 2014

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the "Company") on Form 10-Q for the period ended September 30, 2014, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        November 12, 2014

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bingo.com, Ltd. (the "Company") on Form 10-Q for the period ended September 30, 2014, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        November 12, 2014

A signed original of this written statement required by Section 906 has been provided to Bingo.com, Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.