Form 10-K
period 2014-12-31
SHOAL GAMES LTD.
filed 2015-03-26
CIK 1318482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Or

  |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 193

For the transition period from                 to

Commission file number 333-120120-01

SHOAL GAMES LTD.

(Previously Bingo.com, Ltd.)

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

Large accelerated filer   [  ]                                             Accelerated filer                      [   ]

Non-accelerated filer     [  ]                                             Smaller reporting company      [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]
State issuer's revenues for its most recent fiscal year. $32,470

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Our common stock is currently quoted on the Over the Counter Markets - The Venture Marketplace ("OTCQB") operated by OTC Markets Group Inc. (http://www.otcmarkets.com/) under the symbol "SGLDF". The closing share price as of March 26, 2015, being $0.60 per share: $33,409,622.

APPLICABLE ONLY TO CORPORATE REGISTRANTS Indicate the number of shares outstanding of the registrant's common stock, no par value per share, was 55,682,703 as of March 26, 2015.

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

ITEM 1. BUSINESS

INTRODUCTION

Shoal Games Ltd. (previously Bingo.com, Ltd.) (the "Company") is primarily in the business of owning and marketing a non-gambling social bingo game called Trophy Bingo.  Trophy Bingo, currently live in the Google Play Store and the Apple App Store, is a puppy themed bingo adventure where players must win their way through 120 levels of bingo challenges. The game is free to download and supports in-app purchases for players who find themselves in need of extra bingos or want to engage with the premium power plays contained in the game.

The Company generates its main source of revenue from players making in-app purchases in Trophy Bingo via the Google Play Store and the Apple App Store. An additional source of revenue comes from serving advertising to our user demographic inside the Trophy Bingo game.  Through relationships we have with advertising aggregators and providers, companies pay to have their products and services promoted in our App, or previously, on our web site and in some cases produced residual revenues as their customers continue to play or use their services.

Prior to December 31, 2014 the Company provided a variety of Internet games plus other forms of entertainment, including an online community, chat rooms, and more. This portion of the business was sold to Unibet, plc on December 31, 2014 and can be viewed at www.bingo.com.

During the year ended December 31, 2010, the Company joined the Unibet International Limited ("Unibet") Partner Program as a network operator of their multi-language and multi-currency bingo and casino system. The Unibet Partner Program provided a complete solution which included gambling licenses, multi-language customer support, financial processing capabilities, website technology, bingo games, soft games, casino games and many other services required to operate an online gambling business. Unibet owns, creates and runs the service offered and it was the Company's responsibility to drive traffic to the website.

Upon joining the Unibet Partner Program, we embarked on a cost focused restructure of the entire organization which included a significant staff downsizing, the termination of hosting and other operational contracts, the sale of computer hardware, a reduction in office space, the release of both our Maltese and Curacao gaming licenses, and much more.

In early 2013, we began the design and development of our proprietary social bingo game, Trophy Bingo, in order to maximize the value of our North American visitors to whom we could not offer online gambling services. On December 31st, 2014, we sold the gambling business and the bingo.com domain name to Unibet Group plc, and focused the business on the development and marketing of our innovative social bingo game, Trophy Bingo.  Subsequent to the year ended December 31, 2014, the Company changed its name to Shoal Games Ltd.

We conducted a beta test launch of Trophy Bingo in May 2013, followed by a global soft launch of the enhanced game on Android in August, 2014 and on iOS in September 2014.  We are currently targeting a full global release of a feature complete Trophy Bingo in the third quarter of 2015.

References in this document to "the Company," "we," "us," and "our" refer to Shoal Games Ltd. and our subsidiaries, which are described below.

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

Subsequent to December 31, 2014, the Company changed its name to Shoal Games Ltd. and changed its ticker symbol to "SGLDF".

We conduct our business through the Anguilla incorporated entity and through our wholly-owned subsidiaries English Bay Office Management Limited ("English Bay"), Shoal Games (UK) plc (previously Bingo.com (UK) plc) ("Shoal UK"), Coral Reef Marketing Inc. ("Coral Reef") and Shoal Media Inc.

English Bay was incorporated under the laws of British Columbia, Canada, on February 10, 1998, as 559262 B.C. Ltd. and changed its name to Bingo.com (Canada) Enterprises Inc. on February 11, 1999. It subsequently changed its name to English Bay Office Management Limited on September 8, 2003.

On August 15, 2002, we acquired 99% of the share capital of Shoal UK. Shoal UK was incorporated under the laws of England and Wales on August 18, 2000, as CellStop plc. and changed its name to Bingo.com (UK) plc. on August 5, 2002. Subsequent to the year ended December 31, 2014, the name of the company was changed to Shoal Games (UK) plc.

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

Our common shares are currently quoted on the Over the Counter Markets - The Venture Marketplace ("OTCQB") operated by OTC Markets Group Inc. under the symbol "SGLDF", previously "BNGOF". We have not been subject to any bankruptcy, receivership or other similar proceedings.

Development of the Business

Our current business strategy is to manage and grow our business with minimal overhead, focusing on our major asset, the social bingo game Trophy Bingo.

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

Effective December 31, 2014, the Company sold the Bingo.com domain name to Unibet Group plc for $8 million. The Company received cash consideration of $2,000,000 and the redemption of the 15,000,000 common shares of the Company at a price of $0.40 per share, which were held by Unibet. The 15,000,000 common shares held by Unibet Group plc. have been returned to the Company's treasury and subsequently canceled.

Shoal Games Domain Names

We own the domain names Shoalgames.com, Shoalgames.net, Shoalmedia.com, Shoalmedia.net, Trophybingo.com, Trophybingo.net, and Trophybingo.ca.  On January 22, 2015, the Company changed its name from Bingo.com, Ltd. to Shoal Games Ltd. and on January 27, 2015 commenced trading on the OTCQB exchange with the symbol SGLDF.

BUSINESS OVERVIEW

Our objective is to become a leading social bingo game provider. We intend to leverage the worldwide popularity of bingo with the growth of social games to make Trophy Bingo a top grossing title.

We are in the business of owning and marketing Trophy Bingo, an innovative, non-gambling social bingo game, currently live in the Google Play Store and the Apple App Store. Trophy Bingo is a puppy themed bingo adventure where players must win their way through 120 levels of bingo challenges. The game is free to download and supports in-app purchases for players who find themselves in need of extra bingos or want to engage with the premium power plays contained in the game. Trophy Bingo also offers in-app advertising to our players in a non-intrusive manner on a pay per view basis to the Company.  We are attempting to create a valuable entertainment social game with an extensive database of active players.

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

Effective December 31, 2014, we sold the domain name, www.bingo.com and its online gambling community to Unibet Group plc. and changed our name from Bingo.com, Ltd. to Shoal Games ltd.  The Company's focus is now on its social bingo game, Trophy Bingo.

Advertising Revenue Business

We have in the past used the appeal of the bingo.com domain name to sell advertising on the free section of our website, which, initially, was our primary revenue source. During the quarter ended June 30, 2005, we commenced offering traditional bingo and other pay-for-play games to our players, which replaced advertising as our main source of revenue.

Upon selling the pay-for-play games to Unibet on December 31, 2014, residual revenues from the advertising revenue from the bingo.com website accounted for approximately 70% of our revenue from continuing operations for the year ended December 31, 2014.

            Social Bingo Business

The Company is now developing a social bingo game called Trophy Bingo on Apple's iOS and Google's Android enabled smartphones and tablets. The Company has applied for patents on several innovative game mechanics incorporated into the design of Trophy Bingo.

Trophy Bingo was soft launched in August 2014.  The Company is targeting a full global launch of a feature complete Trophy Bingo in the third quarter of 2015. Revenue will be generated in the game via in-app purchases for players who find themselves in need of extra bingos or want to engage with the premium power plays contained in the game. Trophy Bingo also offers companies the ability to provide advertising to our players in a non-intrusive manner on pay per view basis to the Company.

The Niche

We continue to work towards positioning ourselves as a leading social bingo game provider.  We believe the size of the worldwide social bingo community and the entertainment offered by Trophy Bingo, available on most Android and iOS mobile phones and tablets, to provide us with an opportunity to build a large loyal base of daily visitors from around the world.

We believe that social bingo games are valuable entertainment in today's mobile-first environment and that mobile bingo games are a compelling entertainment medium for a mass user audience.

BUSINESS STRATEGY

Our objective is to become a leading social bingo game publisher with the pending global launch of Trophy Bingo available for play on mobile phones and tablets. We are pursuing this objective through the following strategies:

Revenue streams

During the year ended December 31, 2005, we suspended the majority of the sale of advertising and focused entirely on the gaming segment of the business.  With the passing of the United States Unlawful Internet Gambling Act in October of 2006, we again began to serve advertising on our website. Advertising revenue was based on click-throughs, percentage of sales transactions, or other methods depending on the details of the agreements. In 2007, we recommenced providing internet gaming in Europe and in 2010 joined the Unibet partner program with our main focus on the gaming segment of the business. On December 31, 2014 we sold our internet gaming business and our www.bingo.com domain name to Unibet Group plc.

In 2014, we earned revenue from our gaming segment, whereby the Company drove players to the bingo.com website which under the Unibet Partner Program offered bingo and other games, such as slots and casino, for money to our players. Effective December 31, 2014 this was discontinued.

In 2014, additionally, we generated 70% of our continuing operations revenue from the residual advertising revenue obtained from our free advertising portal, and 30% from our social bingo game.

Throughout 2014, we were focused primarily on increasing our gaming revenue and developing the social bingo game, Trophy Bingo at the expense of our advertising revenue.

Social Bingo Plans

The Company intends to complete the software development presently underway before expanding our marketing efforts beyond the current maintenance level.  Trophy Bingo contains many viral game features which are designed to increase the number of players downloading the App which, in turn, decreases our per player acquisition costs.  When marketing does commence, and as the player volume increases, the viral aspects of the game will play an increasingly important role, as they will significantly increase the number of players in Trophy Bingo at no incremental cost to the Company.

Marketing Strategy

Our goal is for Trophy Bingo to become one of the most recognized and most visited social bingo games on the Internet, in the Google Play Store, and in the Apple App Store. We intend to continue building a social community consisting of a dedicated and loyal player base that will support our ability to generate both advertising and gaming revenues.

OPERATIONS

Employees

As of December 31, 2014, we had one full-time employee, not including temporary personnel, consultants, and independent contractors. Since 2006 it has been, and continues to be, the Company's objective to control its costs by retaining consultants, as needed, to provide special expertise in developing internal strategic, marketing, accounting and technical services, while outsourcing our development requirements. None of our employees or consultants are represented by a labor union, and we believe that our relationship with our employees and consultants is good.

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

            Competition

Mobile bingo is a relatively new industry that has been overlooked, underestimated and generally misunderstood by the large players in the social gaming industry.  Bingo has been seen as an "old ladies game" not worthy of a concentrated marketing and development effort.  The biggest successes in the mobile bingo industry have been the niche companies that understand the bingo market and not the larger companies that are, typically, from a video game or gaming background.  Larger operators have acquired the companies behind the leading social bingo games.  Caesars Interactive Entertainment acquired Buffalo Studios, the makers of Bingo Blitz, in 2012 for an undisclosed amount.  More recently in 2014, GSN Games purchased Bash Gaming, the makers of Bingo Bash, for $160 million.  The Company views these acquisitions as additional confirmation that the social bingo marketplace is valuable and will support another market entrant.

Costs and Effects of Compliance with Environmental Laws

Our company is in the business of marketing Trophy Bingo, a form of entertainment focused on the game of bingo.  To the best of our knowledge, no federal, state or local environmental laws are applicable to our business.

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

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

The equipment of the Company to operate the operations of the Company is located in Anguilla, United Kingdom, USA and Canada. The revenue from in-app purchases is worldwide, with the majority from Europe and the USA.

AVAILABLE INFORMATION

The Company makes available through the Corporate Shoal Games section of its internet website at http://investor.shoalgames.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Press Releases and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission.

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

ITEM 2. PROPERTIES.

Since 2005 our executive office is located in The Valley, Anguilla, British West Indies. We commenced the present lease agreement on April 1, 2010, for a period of one year. Unless 3 month's notice is given it automatically renews for a future 3 months until notice is given. To date no notice has been given. The monthly rental is $250.

Our primary administrative facility is located in leased space in Vancouver, British Columbia.  During the year ended December 31, 2011, the lease was amended and extended in April 2014. The lease expires April 30, 2017. This facility comprises approximately 463 square feet. The monthly rental is approximately $1,532.

We operate a sales and marketing office in London, United Kingdom, where we rented space on a monthly basis from a shareholder who owns greater than 10% of the Company. During the year ended December 31, 2013, the rent was GBP 5,000 per month. This lease expired on December 31, 2013, and was not renewed.

We believe that these facilities will be adequate to meet our requirements for the near future and that suitable additional space will be available if needed. Other than described above, neither we, nor any of our subsidiaries presently own or lease any other property or real estate.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings and were not a party to any other legal proceeding, during the fiscal year ended December 31, 2014. We are currently not aware of any legal proceedings proposed to be initiated against us. However, from time-to-time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our Annual Meeting of Stockholders in Anguilla on June 24, 2014, all matters were unanimously approved. There were no submissions of matters to a vote of security holders during the third and fourth quarter of 2014.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the Over the Counter Markets - The Venture Marketplace ("OTCQB") operated by OTC Markets Group Inc. under the symbol "SGLDF" previously "BNGOF".

On March 19, 1997, our common stock was approved for trading on the National Association of Securities Dealers OTC Bulletin Board (the "OTCBB") under the symbol "PGLB".  In January 1999, when we changed our name to Bingo.com, Inc., our OTCBB symbol was changed to "BIGG".  On July 26, 1999, we changed our trading symbol from "BIGG" to "BIGR". On April 7, 2005, Bingo.com, Inc. completed a merger with its wholly- owned subsidiary Bingo.com, Ltd. The principal reason for Bingo.com, Inc.'s merger with its subsidiary Bingo.com, Ltd. was to facilitate Bingo.com, Inc.'s reincorporation under the International Business Companies Act of Anguilla, B.W.I. Effective April 7, 2005, the shares of Bingo.com, Ltd. began trading under the new ticker symbol "BNGOF". In 2011, we transferred to the Over the Counter Markets - The Venture Marketplace ("OTCQB") operated by OTC Markets Group Inc., whilst continuing our ticker symbol "BNGOF". The bid quotations set forth below, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions. Subsequent to the year ended December 31, 2014, the Company changed its name to Shoal Games Ltd. and changed our trading symbol from "BNGOF" to "SGLDF"

Quarter Ended	High (1)	Low (1)
December 31, 2014	$0.80	$0.601
September 30, 2014	$0.80	$0.301
June 30, 2014	$0.54	$0.385
March 31, 2014	$0.45	$0.36
December 31, 2013	$0.53	$0.35
September 30, 2013	$0.52	$0.36
June 30, 2013	$0.60	$0.36
March 31, 2013	$0.41	$0.35

1.             Prices as per Yahoo! TM Finance

On March 26, 2015, the last reported sale price of our common stock, as reported by the OTCQB, was $0.60 per share.

As of March 26, 2015, we believe there are approximately 1,180 shareholders (including nominees and brokers holding street accounts) of our shares of common stock.

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

On January 28, 2014, we closed an offer of 500,000 common shares at $0.40 per share to one subscriber. These shares were issued under Regulation S. The subscriber who received shares under Regulation S is not a U.S. Persons as defined in Rule 902(k) of Regulation S, and no sales efforts were conducted in the U.S., in accordance with Rule 903(c).  The subscriber to the offering under Regulation S acknowledged that the securities purchased must come to rest outside the U.S., and the certificates will contain a legend restricting the sale of such securities until the Regulation S holding period is satisfied.

On March 31 2014, we closed an offer of 1,250,000 common shares at $0.40 per share to one subscriber. These shares were issued under Regulation S. The subscriber who received shares under Regulation S is not a U.S. Persons as defined in Rule 902(k) of Regulation S, and no sales efforts were conducted in the U.S., in accordance with Rule 903(c).  The subscriber to the offering under Regulation S acknowledged that the securities purchased must come to rest outside the U.S., and the certificates will contain a legend restricting the sale of such securities until the Regulation S holding period is satisfied.

On June 24, 2014, an option holder exercised his options for 55,000 shares of the Company at $0.17 per share.

On September 29, 2014, we closed an offer of 1,000,000 common shares at $0.70 per share to one subscriber. These shares were issued under Regulation S. The subscriber who received shares under Regulation S is not a U.S. Persons as defined in Rule 902(k) of Regulation S, and no sales efforts were conducted in the U.S., in accordance with Rule 903(c).  The subscriber to the offering under Regulation S acknowledged that the securities purchased must come to rest outside the U.S., and the certificates will contain a legend restricting the sale of such securities until the Regulation S holding period is satisfied.

Securities authorized for issuance under equity compensation plans.

We have reserved a total of 1,895,000 common shares for issuance under our 1999 stock option plan.  Pursuant to this plan we have nil stock purchase options (2013 - nil) outstanding at December 31, 2014. During the year ended December 31, 2014, there were nil options exercised and nil options expired, issued under the 1999 plan.

We have reserved a total of 5,424,726 common shares for issuance pursuant to grants under the 2001 stock option plan.  Pursuant to this plan we have nil stock purchase options (2013 - 605,000) outstanding as at December 31, 2014. During the year ended December 31, 2014, 55,000 options issued under the 2001 plan were exercised at $0.17 per share and 550,000 options issued under the 2001 plan expired unexercised.

During the year ended December 31, 2012, the expiry date on 75,000 options granted under the 2001 stock plan, with an expiry date of February 28, 2012 and an exercise price of $0.27 per share, was extended for 2 years. During the year ended December 31, 2014, these options expired unexercised.

We have reserved a total of 2,000,000 common shares for issuance under our 2005 stock option plan.  Pursuant to this plan we have 520,000 stock purchase options (2013 - 805,000) outstanding at December 31, 2014. These options are fully vested at December 31, 2014. During the year ended December 31, 2014, there were no stock options issued under the 2005 plan exercised, however 285,000 stock options issued under the 2005 plan expired unexercised.

During the year ended December 31, 2012, the expiry date on 285,000 options granted under the 2005 plan, with an expiry date of February 28, 2012 and an exercise price of $0.27 per share, was extended for 2 years. During the year ended December 31, 2014, these options expired unexercised.

The 1999 and 2001 plans were approved in 2001 by our shareholders and the 2005 plan was approved by our shareholders in 2005.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	520,000	$0.15	7,120,776
Equity compensation plans not approved by security holders	0	0	0
Total	520,000	$0.15	7,120,776

As of the date of this report no further options have been awarded subsequent to the year ended December 31, 2014.

ITEM 6. SELECTED FINANCIAL DATA.

Consolidated Statement of Operations Data for continuing operations:

		Year Ended December 31,
	2014	2013	2012	2011	2010

Revenue
Advertising revenue	$22,655	$25,133	$44,693	$66,705	$98,547
Trophy Bingo revenue	9,815	1,256	-	-	-
Total revenue	32,470	26,389	44,693	66,705	98,547

Trophy Bingo amortization	482,013	-	-	-	-
Gross (loss) profit	(449,543)	26,389	44,693	66,705	98,547

Operating expenses excluding interest and other income (expenses)	(2,221,663)	(780,754)	(594,897)	(1,30,299)	(2,134,193)
Interest and other income	510	840	1,258	2,887	3,957
Income tax expense	(848)	(1,666)	(1,008)	(3,692)	(45,291)
Net loss from continuing operations	$(2,671,544)	$(755,191)	$(549,954)	$(964,399)	$(2,076,980)

Discontinued Operations
Gaming revenue	1,684,047	1,912,301	1,721,135	1,349,953	1,718,257
Cost of producing revenue	-	-	-	-	(1,152,020)
Gain from the sale of the domain name	6,677,759	-	-	-	-
Selling and marketing	(628,029)	(1,942,885)	(1,217,416)	(1,074,570)	(461,280)
Net loss	5,062,233	(785,766)	(46,235)	(689,016)	$(1,972,023)

Basic and diluted net loss per share from continuing operations	$(0.04)	$(0.01)	$(0.01)	$(0.02)	$(0.05)
Weighted average common shares outstanding	67,165,374	64,156,392	63,877,703	54,716,388	40,494,148

		Year Ended December 31,
	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:
Cash	$2,876,386	$491,203	$876,004	$787,524	$1,396,384
Total assets	3,996,745	3,607,123	3,362,054	2,438,967	3,164,884
Total liabilities	156,579	238,540	105,608	96,291	137,437
Total stockholders' equity	3,840,166	3,368,583	3,256,446	2,342,676	3,027,447
Working capital (deficit)	2,856,230	646,015	1,640,713	1,058,631	1,723,394

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

OVERVIEW

From 1999 to 2014, we have been focused on providing online bingo games over the Internet to players around the world. We began to experience revenue growth from the advertising contained in these games in fiscal 2000. In early 2005 we expanded our entertainment offering to include bingo games for money as well as soft games such as video poker, slots and hi-lo.  In 2010, the Company joined the Unibet Partner Program, and focused on marketing its offering to players around the world. On December 31, 2014 we sold our internet gaming business and our www.bingo.com domain name to Unibet Group plc.

In 2014, we earned revenue from our gaming segment, whereby the Company drove players to the bingo.com website which under the Unibet Partner Program offered bingo and other games, such as slots and casino, for money to our players. Effective December 31, 2014 this was discontinued.

In 2014, additionally, we generated 70% of our continuing operations revenue from the residual advertising revenue obtained from our free advertising portal, and 30% from our social bingo game.

Since inception we have made a significant investment in the development of our website, development of Trophy Bingo, purchase of domain names, branding, marketing, maintaining operations and development of Trophy Bingo.  As a result we have incurred significant losses since inception, and as of December 31, 2014, had an accumulated deficit of $15,441,454.

Moving forward, we will continue to control operating costs and expansion costs with the objective to operate profitably and efficiently.

The consolidated statement of operations data for the years ended December 31, 2014, and 2013, and the consolidated balance sheet data as of December 31, 2014, and 2013, are derived from our audited consolidated financial statements included in Item 7 of this report, which have been audited by Davidson and Company LLP, independent auditors. The consolidated statement of operations data for the years ended December 31, 2012, 2011, and 2010, and the consolidated balance sheet data as of December 31, 2012, 2011, and 2010, are derived from audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of results to be expected in any future period.

During the year ended December 31, 2010, Bingo.com joined the Unibet International Limited ("Unibet") Partner Program as a network operator of their multi-language and multi-currency bingo and casino system.  The Unibet Partner Program provided a complete solution to Bingo.com which included gambling licenses, multi-language customer support, financial processing capabilities, website technology, bingo games, soft games, casino games and many other services required to operate an online gambling business.  Many Bingo.com players acquired previously continue to play on the website www.bingo.com and played in bingo rooms shared across the entire Unibet Partner program alongside players from Mariabingo.com and Bingo.se. These combined games increased the gaming liquidity and create one of the largest and most international online gaming systems in operation.

Unibet was paid a commission based on a fixed percentage of the gaming revenues generated on the Bingo.com website. Unibet would own, create and run the service offered and it was the Company's responsibility to drive traffic to the website.

In addition, as a member of the Partner Program, Bingo.com was no longer required to secure or maintain any online gambling licenses of its own as the Company was permitted to offer Internet gambling products to its players pursuant to Unibet's licenses in relevant jurisdictions.

This agreement continued until December 31, 2014 at which time the agreement was terminated along with the sale of the domain name, www.bingo.com, and our cash gaming data base of players to Unibet Group plc.

The Company is now focused in expanding its sources of revenue by developing and marketing its social game Trophy Bingo.  During the second quarter of 2013, the Company beta launched Trophy Bingo in selected jurisdictions. During the third quarter of 2014, the Company soft launched Trophy Bingo globally on Android smartphones and tablets and on iOS smartphones and tablets. The Company is planning full launch Trophy Bingo with of all its features in the third quarter of 2015.

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

Advertising revenues have been recognized when collection of the amounts are reasonably assured. Cash received in advance of the advertising campaigns are recorded under unearned revenue.

Trophy Bingo revenues have been recognized on the sale of in game purchases at the time of purchase.

Impairment of Long-lived Assets

Management evaluates long-lived assets for impairment in accordance with the provisions of ASC 360 Property, Plant and Equipment and ASC 350, Intangibles-Goodwill and Others.  These assets comprise mainly property and equipment, other assets and the bingo.com domain name. The impairment review is performed by management, whenever events and circumstances indicate that the assets may be impaired. In performing this review, we estimate the future net cash flows from the assets and compare this amount to the carrying value. If this review indicates the carrying value may not be recoverable, impairment losses are measured and recognized based on the difference between the estimated discounted cash flows over the remaining life of the assets and the assets' carrying value. Changes in our future net cash flow estimates may impact our assessment as to whether a particular long-lived asset has been impaired.  On December 31, 2014, the Company sold the domain name, www.bingo.com to Unibet Group plc.

Software Development Costs

Software development costs incurred in the research and development of new software products and enhancements to existing software products for external use are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any software development costs are capitalized and amortized on a straight-line basis over the estimated economic life of the related product. The Company performs an annual review of the estimated economic life and the recoverability of such capitalized software costs. If a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off.  The Company capitalized 100% its development costs of Trophy Bingo in 2013. Commencing January 1, 2014, the Company commenced amortizing the capitalized software development costs over a period of 3 years and all further development costs have been expensed. The Company performs an annual review of the estimated economic life and the recoverability of such capitalized software costs, using a net realizable value test.

SOURCES OF REVENUE AND REVENUE RECOGNITION

We generate our revenue from the following:

-   Marketing our website to drive players to our website which under the Unibet Partner Program provides Internet games for money. We recognized revenue on this basis based on the total dollars wagered, including bonus wagered, less commissions on all games less all winnings payable to players.

-   The sale of advertising on our website. We recognize revenue on this basis based on the amount paid to us upon the delivery and fulfillment of advertising, provided that the collection of the resulting receivable is probable.

-   The sale of in-app purchases in Trophy Bingo in the Google play and Apple iOS stores.

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

		Three Months Ended
	December 31, 2014	September 30 2014	June 30 2014	March 31 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Advertising revenue	$5,105	$6,143	$4,265	$7,142
Trophy Bingo revenue	7,105	2,164	174	372
Total Revenue	12,210	8,307	4,439	7,514

Cost of sales
Trophy Bingo amortization	120,503	120,504	120,503	120,503
Gross loss	(108,293)	(112,197)	(116,064)	(112,989)

Operating expenses and other (income) / expenses	625,427	598,659	500,485	496,582
Loss from continuing operations before income taxes	(733,720)	(710,856)	(616,549)	(609,571)

Income tax expense	803	45	-	-
Loss from continuing operations	$(734,523)	$(710,901)	$(616,549)	$(609,571)

Discontinued operations
Gaming revenue	339,050	377,294	426,746	540,957
Gain from the sale of the domain name	6,677,759	-	-	-
Selling and marketing	(58,099)	(125,303)	(160,549)	(284,078)
Income/(loss) after tax	$6,224,187	$(458,910)	$(350,352)	$(352,692)

Basic and diluted net income (loss) per share
Continuing operations	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Discontinued operations	$0.09	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares, basic and diluted	70,682,703	69,682,733	69,631,329	67,877,703

		Three Months Ended
	December 31, 2013	September 30 2013	June 30 2013	March 31 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Advertising revenue	$6,098	$6,731	$4,865	$7,439
Trophy Bingo revenue	216	132	917	-
Total Revenue	6,314	6,863	5,782	7,439

Operating expenses and other (income) / expenses	192,109	144,227	250,944	192,635
Loss from continuing operations before income taxes	(185,795)	(136,364)	(245,162)	(185,196)

Income tax expense	1,666	-	-	-
Loss from continuing operations	$(187,461)	$(136,364)	$(245,162)	$(185,196)

Discontinued operations
Gaming revenue	398,174	445,891	485,477	582,760
Selling and marketing	(440,880)	(405,483)	(229,866)	(868,753)
Income/(loss) after tax	(230,167)	(96,956)	10,449	(471,189)

Basic and diluted net income (loss) per share
Continuing operations	$(0.00)	(0.00)	(0.00)	(0.00)
Discontinued operations	$(0.00)	(0.00)	0.00	(0.01)

Weighted average common shares, basic and diluted	67,877,703	67,877,703	66,998,582	65,877,703

Our financial statements and related schedules are described under "Item 8. Financial Statements".

RESULTS OF OPERATIONS

Years Ended December 31, 2014 and 2013

            Revenue

Total revenue from continuing operations increased to $32,470 for the year ended December 31, 2014, an increase of 23% over revenue from continuing operations of $26,398 for the same period in the prior year. Revenue from Trophy Bingo increased to $9,815 for the year ended December 31, 2014, over revenue from Trophy Bingo of $1,265 for the same period in the prior year. During the year ended December 31, 2014, the Company soft launched Trophy Bingo in the Google Play and Apple App Store. Advertising Revenue decreased to $22,655 for the year ended December 31, 2014, a decrease of 10% over revenue of $25,133 for the same period in the prior year.

Gaming revenue from discontinued operations decreased to $1,684,047 for the year ended December 31, 2014, a decrease of 12% over gaming revenue of $1,912,301 for the same period in the prior year. This decrease compared to the prior year was due to a decrease in players to the website

            Selling and marketing expenses

Sales and marketing expenses from continuing operations were $247,258 for the year ended December 31, 2014, an increase of 25% over expenses of $197,441 for the year ended 2013. This increase in sales and marketing expenses from continuing operations in 2014 was due to the increase in the test marketing expense for the soft launch of Trophy Bingo in the Google play and iOS stores.  Selling and marketing expenses from continuing operations principally include publishing services and user acquisition costs to acquire players.

Sales and marketing expenses from discontinued operations were $628,029 for the year ended December 31, 2014, a decrease of 68% over expenses of $1,944,982 for the year ended December 31,

2013. This decrease in sales and marketing expenses from discontinued operations was due to a decrease in marketing campaigns during the 2014 fiscal year.

We expect to continue to incur sales and marketing expenses to increase traffic and bring new players to the Trophy Bingo game. There can be no assurances that these expenditures will result in increased traffic or significant additional revenue.

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our office, legal and professional fees, and other general corporate and office expenses. General and administrative expenses decreased to $212,649 for the year ended December 31, 2014, a decrease of 28% over costs of $296,494 for the previous year. General and administrative expenses have decreased in comparison to the prior year due to the United Kingdom office rental expiring. This decrease has been reduced due to the increase in legal expenses for Intellectual Property protection costs for Trophy Bingo.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants and benefits expenses increased to $520,287 during the year ended December 31, 2014, an increase of 91% over costs of $272,496 for the previous year. The majority of the Company's salaries, wages, consultants and benefits expenses are incurred in Canadian Dollars. This increase in comparison to the prior year is due to the capitalization of salaries of staff involved in the development of the Company's new social media game, Trophy Bingo in 2013.

Depreciation and amortization

Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years.  Depreciation decreased to $3,470 during the year ended December 31, 2014, a decrease of 26% over depreciation of $4,687 during the prior year. This decrease in depreciation and amortization compared to fiscal 2013, is due to the aging of the Company's equipment and the disposal of obsolete equipment.

Trophy Bingo development and amortization

During the year ended December 31, 2014, the Company globally soft-launched Trophy Bingo. Commencing January 1, 2014, the Company ceased to capitalize the development costs of Trophy Bingo and commenced amortizing the capitalized development costs over the life of the game. The Company expensed $1,181,382 development costs and amortized $482,013 of the capitalized development costs during the year ended December 31, 2014.

Other income and expenses

During the year ended December 31, 2014, the Company has a foreign exchange loss of $44,617 compared to foreign exchange gains of $1,552 in the prior year. These gains are due to the exchange rate movements of the US Dollar compared to the Pound Sterling and the Canadian Dollar.

During the year ended December 31, 2014, we received interest income of $510, a decrease of 39% compared to interest income of $840 in the prior year. The interest income is received from bank term deposits from investing our cash. The decrease in interest income is due to the reduction in cash due to the expenditures during fiscal 2014, especially on developing Trophy Bingo.

            Income taxes

The Company incurred income tax expense of $848 during the year ended December 31, 2014, in relation to profits earned in its subsidiaries in different jurisdictions compared to income tax expense of $1,666 in the prior year. During the year ended December 31, 2005, the Bingo.com, Inc. merged with its subsidiary Bingo.com, Ltd. in Anguilla, British West Indies. Anguilla is a zero tax jurisdiction.

            Sale of domain name

Effective December 31, 2014, the Company sold its URL www.bingo.com and its online gambling business to Unibet Group plc ("Unibet") for total consideration of $8,000,000. The Company received cash consideration of $2,000,000 and redemption of the 15,000,000 common shares of the Company, which were held by Unibet. The 15,000,000 common shares held by Unibet have been returned to the Company's treasury and cancelled. The Company recorded a gain from the sale of $6,677,759.

            Net loss and loss per share

The net loss after taxation from continuing operations for the twelve months ended December 31, 2014, amounted to $2,671,544, a loss of ($0.04) per share, compared to a net loss from continuing operations of $755,182 or ($0.01) per share in the twelve months ending December 31, 2013.

The net income after taxation for the twelve months ended December 31, 2014, amounted to $5,062,233, an income of $0.07 per share, compared to a net loss of ($787,863) or ($0.01) per share in the twelve months ending December 31, 2013.  The increase in net income is due to the sale of the domain name. This increase is reduced due expensing of the development costs of Trophy Bingo.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $2,876,386 and working capital of $2,856,230 at December 31, 2014. This compares to cash of $491,203 and working capital of $646,014 at December 31, 2013.

 During the year ended December 31, 2014, the Company completed two private placements offering 1,750,000 shares at $0.40 per share each and one private placements offering 1,000,000 shares at $0.70 per share.  Total proceeds of these offering were $1,400,000.

During the year ended December 31, 2014, we used cash of $902,497 in operating activities compared to using cash of $224,192 in the prior year.

Net cash generated by financing activities was $1,409,350 in the year ended December 31, 2014, which compares to cash generated by financing activity of $900,000 in 2013. This cash generated by financing activity is due to the cash raised from three private placements and an option holder exercising their options during the year ended December 31, 2014.

Cash of $1,878,330 was provided by investing activities in fiscal 2014, compared to cash used in investing activities of $1,058,432 in the prior year. This increase in cash provided by investing activities is due to sale of the domain name in fiscal 2014 compared to the development of the social bingo game, Trophy Bingo, and website in fiscal 2013.

Our future capital requirements will depend on a number of factors, including costs associated with marketing of our Web portal, the further development of Trophy Bingo, the cost of marketing and player acquisition costs for Trophy Bingo, and the success and acceptance of Trophy Bingo.

            Off Balance Sheet Arrangements

We did not have any Off Balance sheet arrangements for the year ended December 31, 2014 and 2013.

AUDIT COMMITTEE

Our audit committee consists of four directors and reports to the Board of Directors. The audit committee meets regularly throughout the year and met with the independent auditors on March 18, 2015, and approved the financials statements for the year ended December 31, 2014.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SHOAL GAMES LTD. and subsidiaries

(previously Bingo.com, Ltd.)

Consolidated Financial Statements

Years ended December 31, 2014 and 2013

DAVIDSON & COMPANY LLP                        Chartered Accountants                        A Partnership of Incorporated Professionals

We have audited the accompanying consolidated financial statements of Shoal Games Ltd. (formerly Bingo.com, Ltd.) (the "Company"), which comprise the consolidated balance sheets of Shoal Games Ltd. (formerly Bingo.com, Ltd.) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shoal Games Ltd. (formerly Bingo.com, Ltd.) as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years ended December 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Shoal Games Ltd. (formerly Bingo.com, Ltd.) will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Shoal Games Ltd. (formerly Bingo.com, Ltd.) has suffered recurring losses from operations and has a net capital deficiency.  These matters, along with the other matters set forth in Note 1, indicate the existence of material uncertainties that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"DAVIDSON & COMPANY LLP"
Vancouver, Canada	Chartered Accountants

March 26, 2015

NEXIA

INTERNATIONAL

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, B.C., Canada, V7Y 1G6

Telephone (604) 687-0947 Fax (604) 687-6172

SHOAL GAMES LTD. and subsidiaries

(previously Bingo.com, Ltd.)

Consolidated Balance Sheets

As at December 31,	2014	2013
Assets
Current assets:
Cash	$2,876,386	$491,203
Accounts receivable, less allowance for doubtful accounts $nil (2013 - $nil) (Note 5)	122,056	281,257
Prepaid expenses	14,367	112,095
Total Current Assets	3,012,809	884,555

Equipment, net (Note 6)	9,269	7,770

Other assets (Note 7)	964,025	1,446,038

Security deposits	10,642	11,519

Domain name rights and intangible assets held for sale (Note 8)	-	1,257,241

Deferred tax asset, less valuation allowance of $17,907 (2013 - $17,201) (Note 12)	-	-

Total Assets	$3,996,745	$3,607,123

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$35,013	$159,891
Accrued liabilities	72,898	67,374
Accounts payable and accrued liabilities - related party (Note 13)	48,668	11,275
Total Current Liabilities	156,579	238,540

Commitments (Note 11)

Stockholders' equity (Note 10):
Common stock, no par value, unlimited shares authorized, 55,682,703 shares issued and outstanding (December 31, 2013 - 67,877,703)	19,257,040	20,097,690
Accumulated deficit	(15,441,454)	(16,753,687)
Accumulated other comprehensive income: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	3,840,166	3,368,583

Total Liabilities and Stockholders' Equity	$3,996,745	$3,607,123

See accompanying notes to consolidated financial statements.

SHOAL GAMES LTD. and subsidiaries

(previously Bingo.com, Ltd.)

Consolidated Statements of Operations

Years ended December 31,	2014	2013

Advertising revenue	$22,655	$25,133
Trophy Bingo revenue	9,815	1,265
Total revenue	32,470	26,398

Cost of sales:
Trophy Bingo amortization (Note 7)	482,013	-
Total cost of sales	482,013	-

Gross (loss) profit	(449,543)	26,398

Operating expenses:
Depreciation and amortization (Note 6)	3,470	4,687
Directors fees	12,000	12,000
General and administrative	212,649	296,494
Salaries, wages, consultants and benefits	520,287	272,496
Selling and marketing	247,258	197,441
Trophy Bingo development (Note 7)	1,181,382	-
Total operating expenses	2,177,046	783,118

Loss before other income (expense) and income taxes	(2,626,589)	(756,720)

Other income (expense):
Foreign exchange (loss) gain	(44,617)	1,552
Profit on the sale of subsidiaries (Note 4)	-	812
Interest and other income	510	840

Loss from continuing operations before income taxes	(2,670,696)	(755,516)

Income tax expense (Note 12)	(848)	(1,666)

Loss from continuing operations	$(2,671,544)	$(755,182)

Discontinued operations:
Gaming revenue	1,684,047	1,912,301
Gain from the sale of the domain name (Note 9)	6,677,759	-
Selling and marketing	(628,029)	(1,942,885)
Income/(loss) after tax	5,062,233	(785,766)

Other comprehensive income (loss)	-	-

Comprehensive profit (loss)	$5,062,233	$(787,863)

Basic profit (loss) per common share (Note 2)
Continuing operations	$(0.04)	$(0.01)
Discontinued operations	$0.11	$(0.00)

Diluted profit (loss) per common share (Note 2)
Continuing operations	(0.04)	(0.01)
Discontinued operations	$0.11	$(0.00)

Weighted average common shares outstanding, basic (Note 2)	69,564,552	67,165,374
Weighted average common shares outstanding, diluted (Note 2)	69,584,417	67,165,374

See accompanying notes to consolidated financial statements.

SHOAL GAMES LTD. and subsidiaries

(previously Bingo.com, Ltd.)

Consolidated Statements of Stockholders' Equity

Years ended December 31, 2014 and 2013

Common stock			Accumulated Other Comprehensive income
Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2012	65,877,703	$ 19,197,690	$ (15,965,824)	$ 24,580	$ 3,256,446

Private placement	1,000,000	450,000	-	-	450,000

Private placement	1,000,000	450,000	-	-	450,000

Net loss	-	-	(787,863)	-	(787,863)
Balance, December 31, 2013	67,877,703	$20,097,690	$(16,753,687)	$ 24,580	$3,368,583

Private placement	500,000	200,000	-	-	200,000

Private placement	1,250,000	500,000	-	-	500,000

Exercise of stock options	55,000	9,350			9,350

Private placement	1,000,000	700,000	-	-	700,000

Redemption of shares (Note 9)	(15,000,000)	(2,250,000)	(3,750,000)		(6,000,000)

Net income	-	-	5,062,233	-	5,062,233
Balance, December 31, 2014	55,682,703	$19,257,040	$(15,441,454)	$ 24,580	$3,840,166

See accompanying notes to consolidated financial statements.

SHOAL GAMES LTD. and subsidiaries

(previously Bingo.com, Ltd.)

Consolidated Statements of Cash Flows

Years ended December 31,	2014	2013
Cash flows from operating activities:
Net income (loss)	$5,062,233	$(787,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,470	4,687
Trophy Bingo amortization	482,013	-
Profit on the sale of subsidiary	-	(812)
Gain on the sale of the domain name	(6,677,759)	-

Changes in operating assets and liabilities:
Accounts receivable	159,201	81,609
Prepaid expenses	97,728	394,038
Other assets	877	788
Accounts payable and accrued liabilities	(30,260)	83,361
Net cash used in operating activities	(902,497)	(224,192)

Cash flows from investing activities:
Acquisition of equipment	(4,969)	(2,177)
Proceeds on disposal of domain name, net of transaction costs	1,935,000	-
Software development	(51,701)	(1,058,432)
Net cash provided by (used in) investing activities	1,878,330	(1,060,609)

Cash flows from financing activities:
Exercise of stock options	9,350	-
Private placement	1,400,000	900,000
Net cash provided by financing activities	1,409,350	900,000

Change in cash	2,385,183	(384,801)

Cash, beginning of year	491,203	876,004
Cash, end of year	$2,876,386	$491,203

Supplementary information:
Interest paid	$-	$-
Income taxes paid	$848	$1,008

Non-cash financing activity	$-	$-
Non-cash investing activity - other assets incurred through accounts payable	$-	$51,701
Non-cash investing activity - acquisition and redemption of 15,000,000 common shares on the disposal of the domain name rights through common stock and deficit (Note 9)	$6,000,000	$-

See accompanying notes to consolidated financial statements.

SHOAL GAMES LTD. and subsidiaries

(previously Bingo.com, Ltd.)

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

1.    Introduction:

Nature of business

Shoal Games Ltd. (previously Bingo.com, Ltd.) (the "Company") was incorporated on January 12, 1987, under the laws of the State of Florida as Progressive General Lumber Corp. On January 22, 1999, the Company changed its name to Bingo.com, Inc. On April 7, 2005, Bingo.com, Inc. completed a merger with its wholly- owned subsidiary Bingo.com, Ltd. The surviving corporation of the merger is Bingo.com, Ltd. which is domiciled in Anguilla, British West Indies.  All of the outstanding common shares of Bingo.com, Ltd. were registered by Bingo.com, Inc. and Bingo.com, Ltd. under an S-4 registration statement dated March 3, 2005.  The S-4 registration statement became effective on March 8, 2005. The principal reason for Bingo.com, Inc.'s merger with its subsidiary Bingo.com, Ltd. was to facilitate Bingo.com, Inc.'s reincorporation under the International Business Companies Act of Anguilla, B.W.I. Anguilla, B.W.I. is a corporate tax- free jurisdiction.  Effective Thursday, April 7, 2005, the shares of Bingo.com, Ltd. began trading under the new ticker symbol "BNGOF". Subsequent to the year ended December 31, 2014, the Company changed its name to Shoal Games Ltd. and changed its ticker symbol to "SGLDF".

During the year ended December 31, 2014, the Company was in the business of marketing games and entertainment based on the game of bingo through its Internet portal, www.bingo.com and earned revenue from selling advertising and providing games of chance to its registered subscribers.

Effective December 31, 2014, the Company sold its Internet portal, www.bingo.com and will focus on the continued development and marketing of its social bingo game, Trophy Bingo.

Continuing operations

These consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses from operations for the year ended December 31, 2014 and 2013, and has an accumulated deficit of $15,441,454 as at December 31, 2014.  This raises substantial doubt about the Company's ability to continue as a going concern.

SHOAL GAMES LTD. and subsidiaries

(previously Bingo.com, Ltd.)

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

1.    Introduction: (Continued)

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

2.    Summary of significant accounting policies:

(a)     Basis of presentation:

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") applicable to annual financial information and with the rules and regulations of the United States Securities and Exchange Commission.  The financial statements include the accounts of the Company's wholly-owned subsidiaries, English Bay Office Management Limited (registered in British Columbia, Canada), Bingo.com N.V. (registered in Curacao, Netherlands Antilles) sold during fiscal 2013 (Note 4), Coral Reef Marketing Inc. (registered in Anguilla), Shoal Media Inc. (registered in Anguilla) acquired in fiscal 2013 (Note 3), Bingo.com (Antigua) Inc., Bingo.com (Wyoming) Inc., Bingo Acquisition Corp, and the 99% owned subsidiary, Shoal Games (UK) plc. (previously Bingo.com (UK) plc) (registered in the United Kingdom). All inter-company balances and transactions have been eliminated in the consolidated financial statements.

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

SHOAL GAMES LTD. and subsidiaries

(previously Bingo.com, Ltd.)

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

2.    Summary of significant accounting policies: (Continued)

(c)   Revenue recognition: (Continued)

Advertising revenues have been recognized when collection of the amounts are reasonably assured. Cash received in advance of the advertising campaigns or impressions and clicks are recorded under unearned revenue.

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

(e)  Accounts receivable:

Trade and other accounts receivable are reported at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable includes receivables from payment processors and trade receivables from customers. The Company estimates doubtful accounts on an item-by-item basis and includes over-aged accounts as part of allowance for doubtful accounts, which are generally ones that are ninety-days overdue.  Bad debt expense, for the year ended December 31, 2014, was $nil (2013 - $nil).

(f)  Equipment:

Equipment is recorded at cost less accumulated depreciation. Depreciation is provided for annually on the declining balance method over the following periods.

                                    Equipment and computers                      3 years

                        Furniture and fixtures                              5 years

Expenditures for maintenance and repairs are charged to expenses as incurred. Major improvements are capitalized. Gains and losses on disposition of equipment are included in income or expenses as realized.

SHOAL GAMES LTD. and subsidiaries

(previously Bingo.com, Ltd.)

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

2.    Summary of significant accounting policies: (Continued)

(g)  Software Development Costs:

Software development costs incurred in the research and development of new software products and enhancements to existing software products for external use are expensed as incurred once technological feasibility has been established. After technological feasibility is established, any software development costs are capitalized and amortized at the greater of the straight-line basis over the estimated economic life of the related product or the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for the related product. Commencing January 1, 2014, the Company obtained technological feasibility and is amortizing the capitalized software development costs over a period of 3 years. The Company performs an annual review of the estimated economic life and the recoverability of such capitalized software costs, using a net realizable value test.

If a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off. Although the Company believes that its approach to estimates and judgments as described herein is reasonable, actual results could differ and the Company may be exposed to increases or decreases in revenue that could be material.  Total software development costs for the development of Trophy Bingo were $2,627,420 as at December 31, 2014 (December 31, 2013 - $1,446,038).

 (h) Advertising:

The Company expenses the cost of advertising in the period in which the advertising space or airtime is used. Advertising costs from continuing operations charged to selling and marketing expenses in 2014 totaled $247,258 (2013 - $197,441) and advertising costs from discontinued operations charged to selling and marketing expenses in 2014 totaled $430,031 (2013 - $1,809,784).

(i)   Stock-based compensation:

The Company recognizes all stock-based compensation as an expense in the financial statements and that such cost be measured at the fair value of the award.

(j)   Impairment of long-lived assets and long-lived assets to be disposed of:

The Company accounts for long-lived assets in accordance with the provisions of ASC 360, Property, Plant and Equipment and ASC 350, Intangibles-Goodwill and Others. During the years presented, the only long-lived assets reported on the Company's consolidated balance sheet are equipment, other assets, security deposits, and domain name rights.  These provisions require that long-lived assets and certain identifiable recorded intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash

SHOAL GAMES LTD. and subsidiaries

(previously Bingo.com, Ltd.)

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

2.    Summary of significant accounting policies: (Continued)

(j)   Impairment of long-lived assets and long-lived assets to be disposed of: (Continued)

flows expected to be generated by the asset.

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

Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. A total of nil (2013 - 1,410,000) stock options were excluded as at December 31, 2014.

SHOAL GAMES LTD. and subsidiaries

(previously Bingo.com, Ltd.)

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

2.    Summary of significant accounting policies: (Continued)

(l)   Net (loss) income per share: (Continued)

The earnings per share data for the year ended December 31, 2014 and 2013 are summarized as follows:

	2014	2013
Loss for the year from continuing operations	$(2,671,544)	$(755,182)
Income (loss) for the year from discontinued operations	$7,733,777	$(30,584)

Basic weighted average number of common shares outstanding	69,564,552	67,165,374
Effect of dilutive securities
Stock Options	19,865	-
Diluted weighted average number of common shares outstanding	69,584,417	67,165,374

Basic earnings per common share outstanding
Continuing operations	$(0.04)	$(0.01)
Discontinued operations	$0.11	$(0.00)

Diluted earnings (loss) per share by weighted average number of common shares outstanding
Continuing operations	$(0.04)	$(0.01)
Discontinued operations	$0.11	$(0.00)

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

SHOAL GAMES LTD. and subsidiaries

(previously Bingo.com, Ltd.)

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

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

SHOAL GAMES LTD. and subsidiaries

(previously Bingo.com, Ltd.)

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  This guidance provides a single, comprehensive revenue recognition model for all contracts with customers. The revenue guidance contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016 for public entities, with no early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on the Company's financial position or results of operations.

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

SHOAL GAMES LTD. and subsidiaries

(previously Bingo.com, Ltd.)

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

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

In January 2015, the FASB issued ASU 2015-01, which eliminates from GAAP the concept of extraordinary items. If an event or transaction meets the criteria for extraordinary classification, it is segregated from the results of ordinary operations and is shown as a separate item in the income statement, net of tax. ASU 2015-01 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect adoption of this guidance will have a material effect on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, which provides guidance for reporting entities that are required to evaluate whether they should consolidate certain legal entities. In accordance with ASU 2015-02, all legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-02 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company is still assessing the potential impact of ASU 2015-02 on its consolidated financial statements.

There have been no other recent accounting standards, or changes in accounting standards, during the year ended December 31, 2014, as compared to the recent accounting standards described in the Annual Report, that are of material significance, or have potential material significance, to us.

SHOAL GAMES LTD. and subsidiaries

(previously Bingo.com, Ltd.)

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

2.    Summary of significant accounting policies: (Continued)

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

SHOAL GAMES LTD. and subsidiaries

(previously Bingo.com, Ltd.)

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

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

		December 19, 2013

Assets
Current assets:	$
Accounts receivable less allowance for doubtful accounts		1,318
Total Current Assets		1,318

Total Assets		$1,318

Liabilities
Current liabilities:
Accounts payable		$2,130
Total Current Liabilities		$2,130

Net Assets		$(812)

5.    Accounts Receivable:

The accounts receivable as at December 31, 2014, is summarized as follows:

	2014	2013
Accounts receivable	$122,056	$281,257

Provision for doubtful accounts	-	-

Net accounts receivable	$122,056	$281,257

6.   Equipment:

2014	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$105,341	$96,995	$8,346
Furniture and fixtures	7,088	6,165	923
	$112,429	$103,160	$9,269

2013	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$100,372	$93,754	$6,618
Furniture and fixtures	7,088	5,936	1,152
	$107,460	$99,690	$7,770

Depreciation expense was $3,470 (2013 - $4,687) for the year ended December 31, 2014.

SHOAL GAMES LTD. and subsidiaries

(previously Bingo.com, Ltd.)

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

7.  Other assets:

During the year ended December 31, 2012, the Company commenced development of a social bingo game, Trophy Bingo. During the year ended December 31, 2014, the Company soft launched Trophy Bingo. The Company ceased to capitalize the development costs and commenced the amortization of the capitalized development costs over a period of three years.

December 31, 2014	Capitalized Expenses	Accumulated amortization	Net book Value

Trophy Bingo capitalized development expenses	$1,446,038	$482,013	$964,025

December 31, 2013	Capitalized Expenses	Accumulated amortization	Net book Value

Trophy Bingo capitalized development expenses	$1,446,038	$-	$1,446,038

During the year ended December 31, 2014, the Company expensed $1,181,382 (December 31, 2013 - $nil) in development costs.

8.  Domain name rights and intangible asset held for sale:

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

SHOAL GAMES LTD. and subsidiaries

(previously Bingo.com, Ltd.)

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

8.  Domain name rights and intangible asset held for sale:

2014	Cost	Accumulated amortization	Net book Value

Domain name rights	$-	$-	$-

2013	Cost	Accumulated amortization	Net book Value

Domain name rights	$1,934,500	$677,259	$1,257,241

9.   Discontinued operations

Effective December 31, 2014, the Company sold the www.bingo.com domain name to Unibet Group plc. for cash consideration of $2,000,000 and redemption of the 15,000,000 common shares of the Company, which were held by Unibet Group plc, at a price of $0.40 per share. The 15,000,000 common shares held by Unibet have been returned to the Company's treasury and were cancelled.

The Company recorded the following gain from the sale of domain name.

Gain from sale of domain name

Sale of domain name	$8,000,000

Domain name rights and intangible assets held for sale	(1,257,241)

Commission on sale	(65,000)
Gain from the sale of the domain name	$6,677,759

The effect of the discontinued operations were as follows:

	2014	2013
Cash flows from operating activities:
Discontinued operations	$7,733,777	$(30,584)

Cash flows from investing activities:
Proceeds on disposal of domain name, net of transaction costs	1,935,000	-

Non-cash financing activity
Non-cash investing activity - acquisition and redemption of 15,000,000 common shares on the disposal of the domain name rights through common stock and deficit	$6,000,000	$-

10. Stockholders' equity:

The holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company's ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.  The Company's common stock has no par value per common stock.

SHOAL GAMES LTD. and subsidiaries

(previously Bingo.com, Ltd.)

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

10. Stockholders' equity: (Continued)

(a) Common stock issuances:

During the year ended December 31, 2014, the Company repurchased 15,000,000 previously issued to Unibet Group Inc. at $0.40 per share. (Note 9) These shares were originally issued at $0.15 per share raising $2,250,000. Effective December 31, 2014, the Company reduced stock holders equity by $2,250,000 and $3,750,000 reduced opening deficit.

During the year ended December 31, 2014, the Company completed two separate private placements of a combined 1,750,000 common shares at $0.40 per share. Total proceeds of both offerings was $700,000.

During the year ended December 31, 2014, a holder of stock options exercised their options for 55,000 shares for $9,350 at an exercise price of $0.17 per share.

During the year ended December 31, 2014, the Company completed a private placement of 1,000,000 common shares at $0.70 per share. Total proceeds of the offering was $700,000.

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

As at December 31, 2014, there were a total of nil stock options (2013 - nil) outstanding. During the year ended December 31, 2014, there were nil options exercised (2013 - nil) and nil options expired unexercised (2013 - nil).

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

As at December 31, 2014, there were a total of 1,989,700 stock options (2013 - 2,539,700 stock options) issued, of which 1,989,700 (2013 - 1,934,700) had been exercised as at

SHOAL GAMES LTD. and subsidiaries

(previously Bingo.com, Ltd.)

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

10. Stockholders' equity: (Continued)

(b)  Stock option plans: (Continued)

December 31, 2014. During the year ended December 31, 2014, 55,000 options were exercised (2013 - nil) and 550,000 (2013 - 585,000) stock options expired unexercised. Therefore as at December 31, 2014, there were nil (2013 - 605,000) stock options outstanding.

During the year ended December 31, 2012, the expiry date on 75,000 options with an expiry date of February 28, 2012 and an exercise price of $0.27 per share, was extended for 2 years and the expiry date. During the year ended December 31, 2014, these options expired unexercised.

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

As at December 31, 2014, there were a total of 520,000 (2013 - 805,000) stock options outstanding at exercise prices of $0.15 per share. During the year ended December 31, 2014, 285,000 (2013 - 150,000) stock options expired unexercised.

During the year ended December 31, 2012, the expiry date on 285,000 options with an expiry date of February 28, 2012 and an exercise price of $0.27 per share, was extended for a further 2 years.  During the year ended December 31, 2014, these options expired unexercised.

During the year ended December 31, 2012, the expiry date on 100,000 options with an expiry date of March 5, 2012 and an exercise price of $0.33 per share, was extended for a further 1 year. During the year ended December 31, 2013, these options expired unexercised.

SHOAL GAMES LTD. and subsidiaries

(previously Bingo.com, Ltd.)

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

10. Stockholders' equity: (Continued)

(b)  Stock option plans: (Continued)

A summary of stock option activity for the stock option plans for the years ended December 31, 2014 and 2013 are as follows:

	Number of options	Weighted average exercise price
Outstanding, December 31, 2012	2,145,000	$0.23

Granted	-	-
Exercised	-	-
Expired	(735,000)	0.31

Outstanding, December 31, 2013	1,410,000	$0.19

Granted	-	-
Exercised	(55,000)	0.17
Expired	(835,000)	0.21

Outstanding, December 31, 2014	520,000	$0.15

The aggregate intrinsic value for options as of December 31, 2014 was $286,000 (2013 - $242,300) with a closing share price of $0.70 per share.

The following table summarizes information concerning outstanding and exercisable stock options at December 31, 2014:

Range of exercise prices per share	Number outstanding	Number exercisable	Expiry date
$ 0.15	520,000	520,000	September 30, 2015
	520,000	520,000

During the year ended December 31, 2014, the Company recorded stock-based compensation expense of $nil (2013 - $nil) relating to the extension of the common stock purchase options to certain employees, officers, and directors of the Company in accordance with ASC 718, Compensation - Stock Compensation.

11. Commitments:

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

Minimum lease payments under these operating leases are approximately as follows:

2015	$17,869
2016	17,119
2017	5,706

SHOAL GAMES LTD. and subsidiaries

(previously Bingo.com, Ltd.)

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

11. Commitments: (Continued)

The Company paid rent expense totaling $26,052 for the year ended December 31, 2014 (2013 - $121,520).

The Company has a management consulting agreement with T.M. Williams (Row), Inc., an Anguilla incorporated company, and Mr. T. M. Williams dated August 20, 2001, (the "T.  M. Williams Agreement"), amended February 28, 2002, in connection with the provision of services to the Company by Mr. T. M. Williams.

The agreement was amended during the year ended December 31, 2010 to include a consultancy payment of $11,666 per month payable in arrears. This contract is for the provision of services by Mr. T. M. Williams as Executive Chairman of the Company. During the year ended December 31, 2014, the agreement was amended to provide for a consultancy payment equal to the sum of 6.5% of the total monthly Gross Win of the cash bingo business and 2.5% of the monthly social bingo business with a minimum of $11,000 and a maximum of $25,000 per month.

During the year ended December 31, 2014, the Company entered into an agreement with Jayska Consulting Ltd. and Mr. J. M. Williams, Chief Executive Officer of the Company for the provision of services of Mr. J. M. Williams as Chief Executive Officer of the Company. The Consulting agreement provides for a consultancy payment of GBP 5,000 per month payable in arrears. In addition, during the year ended December 31, 2014, entered into an agreement with LVA Media Inc. and Mr. J. M. Williams, for the provision of services of Mr. J. M. Williams as Chief Executive Officer of the Company. The Consulting agreement provides for a consultancy payment equaling the sum of 3% of the total monthly Gross Win of the cash bingo business and 2.5% of the monthly social bingo business with a minimum of $7,500 and a maximum of $25,000 per month.

12. Income taxes:

The Company is domiciled in the tax-free jurisdiction of Anguilla, British West Indies. The computed benefit / expense differed from the amounts computed by applying the United States of America federal income tax rate of 34 percent and various other rates for other jurisdictions to the pretax income / losses from operations as a result of the following:

	2014	2013
Computed "expected" tax (expense) benefit	$(1,721,159)	$267,307
Reduction in income taxes resulting from income taxes in other tax jurisdictions	1,721,775	(331,977)
Other	(149)	(99)
Change in taxation rates in other jurisdictions	2,786	124,029
Change in exchange rates	(4,807)	1,554
Change in valuation allowance	706	(62,480)
	$(848)	$(1,666)

SHOAL GAMES LTD. and subsidiaries

(previously Bingo.com, Ltd.)

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

12. Income taxes: (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 are presented below:

	2014	2013
Deferred tax assets:
Net operating loss carry forwards	$17,907	$17,201

Valuation Allowance	(17,907)	(17,201)
	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2014 and 2013, was $17,907 and $17,201, respectively.  The net change in the total valuation allowance was an increase of $706 for the year ended December 31, 2014, and a decrease of $62,480 for the year ended December 31, 2013.

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

13. Related party transactions:

The Company has a liability of $3,937 (2013 - $nil) to a company owned by a current director and officer of the Company for payment of services rendered of $174,789 (2013 - $140,000) by the current director and officer of the Company.

The Company has a liability of $3,580 (2013 - $3,320) to a current director and officer of the Company for expenses incurred.

The Company has a liability of $23,300 (2013 - $nil) to a company owned by a current director and officer of the Company for payment of services rendered of $90,014 (2013 - $nil) by the current director and officer of the Company.

The Company has a liability of $nil (2013 - $nil) to a company owned by a current director and officer of the Company for payment of services rendered of $96,736 (2013 - $nil) by the current director and officer of the Company.

The Company has a liability of $3,313 (2013 - $nil) to a company owned by a current director of the Company for payment of services rendered of $11,163 (2013 - $nil) by the current director of the Company.

SHOAL GAMES LTD. and subsidiaries

(previously Bingo.com, Ltd.)

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

13. Related party transactions: (Continued)

The Company has a liability to Bingo, Inc. for rental of the UK office of $nil (2013 - $nil), for rental expense for the year ended December 31, 2014 of $1,045 (2013 - $93,870).

The Company has a liability of $10,000 (2013 - $5,002), to independent directors of the Company for payment of services rendered. During the year ended December 31, 2014, the Company paid $12,000 (2013 - $12,000) to the independent directors in director fees.

The Company has a liability of $4,538 (2013 - $2,953), to an officer of the Company for payment of services rendered and expenses incurred of $71,601 (2013 - $62,530) by the officer of the Company.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

14. Segmented information:

The Company operates in two reportable business segments, firstly the sale of in-app purchases on Trophy Bingo and secondly the business of marketing games and entertainment based on the game of bingo through its Internet portal, bingo.com, supported mainly by the revenue generated from the deposits received for the games for money and selling advertising on the website. The revenue for the year ended December 31, 2014 and 2013, has been derived primarily from the revenue generated from the deposits received for the games for money.

The Company had the following revenue by geographical region.

	2014	2013
Revenue From Continuing Operations
Advertising revenue
Nordics	$391	$349
Other	22,264	24,784
Total advertising revenue	$22,655	$25,133
Trophy Bingo Revenue
Western Europe	$1,165	$-
Central, Eastern and Southern Europe	10	-
Nordics	348	-
North America	6,948	1,265
Other	1,344	-
Total gaming revenue	$9,815	$1,265
Total revenue from continuing operations
Western Europe	$1,165	$-
Central, Eastern and Southern Europe	10	-
Nordics	739	349
North America	6,948	1,265
Other	23,608	24,784
Total revenue	$32,470	$26,398

SHOAL GAMES LTD. and subsidiaries

(previously Bingo.com, Ltd.)

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

14. Segmented information: (Continued)

Gaming revenue from discontinued operations
Western Europe	$144,071	$188,997
Central, Eastern and Southern Europe	10,826	16,097
Nordics	1,518,088	1,696,926
Other	11,062	10,281
Total gaming revenue from discontinued operations	$1,684,047	$1,912,301

            Equipment

The Company's equipment is located as follows:

Net Book Value	2014	2013

Anguilla	$2,115	$849
Canada	3,308	4,090
United Kingdom	2,824	1,298
United States of America	1,022	1,533
	$9,269	$7,770

15. Concentrations:

      Major customers

For the year ended December 31, 2014, there was no single player on the gaming site who had wagered more than 10% of the total gaming revenue. The Company was reliant on Unibet to provide contracted services pursuant to its Partner Program. These services include the supply and operation of the games (i.e. Bingo and Slots); the development and maintenance of the website, customer support to our players playing on our website www.bingo.com, processing all deposits and collection of those funds and processing all withdrawal requests. The Company has a receivable from Unibet of $112,552 as at December 31, 2014 (December 31, 2013 - $276,403).

During the year ended December 31, 2014 and 2013, the Company offered limited advertising. Therefore there were no advertising sales representing more than 10% of the total sales.

During the year ended December 31, 2014 and 2013, the Company sold in-app purchases on its social bingo site, Trophy Bingo. There was no single player who had purchased more than 10% of the Trophy Bingo revenue.

16. Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions.  At December 31, 2014, the Company had total cash balances

SHOAL GAMES LTD. and subsidiaries

(previously Bingo.com, Ltd.)

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

16. Concentrations of credit risk: (Continued)

of $2,876,386 (2013 - $491,203) at financial institutions, where $2,526,185 (2013 - $106,158) is in excess of federally insured limits.

The Company has concentrations of credit risk with respect to accounts receivable, the majority of its accounts receivable are concentrated geographically in the United Kingdom amongst a small number of customers.

As of December 31, 2014, the Company had one customer, totaling $112,552 who accounted for greater than 10% of the total accounts receivable. As of December 31, 2013, the Company had one customer, totaling $276,403 who accounted for greater than 10% of the total accounts receivable.

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

There have not been any changes in accountants for the years ended December 31, 2014 and 2013.

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

Our management evaluated of the effectiveness of the Company's internal control over financial reporting as defined in Exchange Act Rule 13a-15(f), based on the framework set forth in the Internal Control-Integrated Framework (1992) issued by the by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, we believe that, as of December 31, 2014, the Company's internal control over financial reporting is effective under the COSO framework.

(c)        Changes in internal controls.

There were no significant changes in our internal controls or other factors that could significantly affect our internal controls during the year ended December 31, 2014, and to the date of filing this annual report.

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers as at December 31, 2014, are as follows:

Name	Age	Position	Audit Committee	Governance Committee	Compensation Committee
T. M. Williams	74	Executive Chairman	X		X
J. M. Williams	39	Chief Executive Officer	X	X
C. M. Devereux	51	Director		X*	X
G. Whitton	78	Non Executive Director	X*	X
F. Curtis	50	Non Executive Director	X		X*
E. Ljungerud (1)	41	Non Executive Director			X
H. W. Bromley	45	Chief Financial Officer

X* - Chairman of Committee

(1) Subsequent to the year ended December 31, 2014, Ms. E. Ljungerud resigned as a director of the Company.

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

Mr. J. M. Williams has served as Vice President, Business development and Marketing Director for the Company from September 2001 until June 16, 2011. Since June 16, 2011, Mr. J. M. Williams has served as the President and Chief Executive Officer. Prior to his employment at Shoal Games Ltd. (previously Bingo.com, Ltd.) he was a Business Analyst with Blue Zone Inc. (a technology company) and RBC Dominion Securities. Mr. J. M. Williams has a bachelor of Commerce degree from the University of Victoria and an MBA degree from the University of Warwick. Mr. J. M. Williams is the son of Mr. T. M. Williams the Company's Executive Chairman.

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

Ms. E. Ljungerud has served as Head of Maria Bingo within the Unibet Group and is responsible for white labels as well as Unibet's own bingo and casino sites, since May 2010. She has over ten years of experience from the media industry working as Marketing Director as well as Executive Vice President for Swedish companies, focusing mainly on print and online media. She has worked in the gaming industry since 2007 and has international experience from several different gaming brands. Ms E. Ljungerud holds a degree in Economics from Lund University, Sweden. Subsequent to the year ended December 31, 2014, Ms E. Ljungerud resigned as director of the Company.

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

CODE OF ETHICS

On December 21, 2006, the Board of Directors of Shoal Games Ltd. (previously Bingo.com, Ltd.) (the "Board") adopted a new Code of Business Conduct and Ethics (the "Code"), which applies to the Company's directors, officers and employees. The Code was adopted to further strengthen the Company's internal compliance program. The Code addresses among other things, honesty and integrity, fair dealing, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, and administration of the code. The code is available at the Company's website at http://investor.shoalgames.com/ under Corporate Governance. A copy of our Code of Ethics is available upon request at no charge to any shareholder.

DIRECTOR COMPENSATION

The Non Executive Directors receive a cash compensation for their services as members of the Board of Directors based on a compensation per meeting. During the year ended December 31, 2014, the Non Executive Directors collectively received compensation of $12,000 (Fiscal 2013 - $12,000). The Executive directors currently do not receive cash compensation for their services as members of the Board of Directors. In addition, both the Non Executive and the Executive Directors are reimbursed for expenses in connection with attendance at Board of Directors meetings and specific business meetings.  Directors are eligible to participate in our stock option plans. Option grants to directors are at the discretion of the Board of Directors acting upon the recommendation of the Compensation committee.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table describes the compensation we paid to our Chief Executive Officer and directors (the "Named Executive Officer").

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-term Compensation
Name and Principal Position	Year	Fees	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options /	All Other Compensation
		$	$	$	$	SARs (#)	$
T.M. Williams -	2014	174,789	-	-	-	-	-
Executive	2013	140,000	-	-	-	-	-
Chairman (1)	2012	140,000	-	-	-	-	-
J. M. Williams	2014	186,749	-	-	-	-
CEO (2)	2013	139,421	-	-	-	-
	2012	143,511	-	-	-	-
H. W. Bromley	2014	71,601	-	-	-	-	-
CFO (3)	2013	62,530	-	-	-	-	-
	2012	59,551	-	-	-	-	-

(1)  All of the compensation paid to the Named Executive Officer is paid to T.M. Williams (Row), Ltd. for the services of Mr. T. M. Williams.  See additional discussion in Employment Arrangements section of Item 11 of this report.

(2)  All of the compensation paid to the Named Executive Officer is paid to LVA Media Inc. for the services of Mr. J. M. Williams as CEO of the Company and Jayska Consulting Ltd for the marketing services of Mr. J. M. Williams.  See additional discussion in Employment Arrangements section of Item 11 of this report.

(3)  All of the compensation paid to the Named Executive Officer is paid to Bromley Accounting Services Ltd. for the services of Mr. H. W. Bromley.

OPTION GRANTS IN THE LAST FISCAL YEAR

During the fiscal year ended December 31, 2014 and 2013, no stock options were granted and no stock options were exercised by our executive officers. During the year ended December 31, 2014, 55,000 options were exercised by a non-executive director of the Company

During the year ended December 31, 2012, the expiry date on 350,000 executive officers' options with an expiry date of February 28, 2012 and an exercise price of $0.27 per share, was extended for 2 years. During the year ended December 31, 2014, these options expired unexercised. During the year ended December 31, 2012, the expiry date on 275,000 executive officers' options with an expiry date of March 5, 2012, and an exercise prices of $0.33 per share, was extended for 1 year. These options expired unexercised.

During the year ended December 31, 2014, 350,000 executive officer options with an exercise price of $0.27 and 300,000 executive officer options with an exercise price of $0.17 expired unexercised.

STOCK OPTION PLANS

Our 1999 Stock Option Plan has a total of 1,895,000 shares of our common stock reserved for issuance upon exercises of options under the plan. As at December 31, 2014, there were nil options outstanding. Options to purchase 1,637,000 shares remained available for future grant under the 1999 Stock Option Plan.

Our 2001 Stock Option Plan has a total of 5,424,726 shares of our common stock reserved for issuance upon exercises of options under the plan. As at December 31, 2014, there were a total of 1,989,700 stock options with exercise prices ranging from $0.05 to $0.30 per share issued, of which 1,989,700 options have been exercised in total as at December 31, 2014. As at December 31, 2014, there were a total nil options outstanding. Options to purchase 3,435,026 shares remained available for future grant under the 2001 Stock Option Plan as at December 31, 2014.

During the year ended December 31, 2005, the Company's Board of Directors adopted the 2005 stock option plan. The plan was approved by the shareholders at the Annual general meeting held during the year ended December 31, 2005. The Company has reserved a total of 2,000,000 common shares for issuance under the 2005 stock option plan. As at December 31, 2014, there were a total of 526,250 stock options with exercise prices ranging from $0.15 to $0.60 per share issued, of which 6,250 options have been exercised in total as at December 31, 2014. As at December 31, 2014, there were a total of 520,000 stock options outstanding at an exercise price ranging between $0.15 per share. Options to purchase 1,473,750 shares remained available for future grant under the 2005 Stock Option Plan as at December 31, 2014.

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

The term of the amended Williams Agreement is for a period of one year, unless terminated sooner by any of the parties under the terms and conditions contained in the amended Williams Agreement. If the amended Williams Agreement is not terminated by any of the parties, the term may be renewed for a further one year period at the option of T.M. Williams (Row), Ltd., on substantially the same terms and conditions, by giving three months notice in writing to the Company. The agreement was renewed for a further one year period on August 1, 2013. This contract is for the provision of services by Mr. Williams as Executive Chairman.

During the year ended December 31, 2010, the agreement was amended to include a consultancy payment of $11,666 per month payable in arrears. This contract is for the provision of services by Mr. T. M. Williams as Executive Chairman of the Company. During the year ended December 31, 2013, the agreement was amended to provide for a consultancy payment equal to the sum of 6.5% of the total monthly Gross Win of the cash bingo business and 2.5% of the monthly social bingo business with a minimum of $11,000 and a maximum of $25,000 per month.

During the year ended December 31, 2014, the Company entered into an agreement with Jayska Consulting Ltd. and Mr. J. M. Williams, Chief Executive Officer of the Company for the provision of services of Mr. J. M. Williams as Marketing director of the Company. The Consulting agreement provides for a consultancy payment of GBP 5,000 per month payable in arrears. In addition, during the year ended December 31, 2014, entered into an agreement with LVA Media Inc. and Mr. J. M. Williams, for the provision of services of Mr. J. M. Williams as Chief Executive Officer of Shoal Games Ltd. (previously Bingo.com, Ltd.) The Consulting agreement provides for a consultancy payment equaling the sum of 3% of the total monthly Gross

Win of the cash bingo business and 2.5% of the monthly social bingo business with a minimum of $7,500 and a maximum of $25,000 per month.

During the year ended December 31, 2012, we entered into a management consulting agreement with Bromley Accounting Services Limited for the services of Mr. H. W. Bromley as the Chief Financial Officer.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of March 26, 2015, by:

-     each person known by us to beneficially own 5% or more of our outstanding common stock;

-     each of our directors;

-     each of the Named Executive Officers; and

-     all of our directors and Named Executive Officers as a group.

In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or direct the disposition of such security. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or debentures held by that person that are currently exercisable or convertible or exercisable or convertible within 60 days of March 28, 2015, are deemed outstanding.

Percentage of beneficial ownership is based upon 55,682,703 shares of common stock outstanding at March 26, 2015. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
T. M. Williams 4501- 1011 West Cordova Street Vancouver, BC V6C 0B2 Canada	23,744,773	(1)	42.25%

J. M. Williams Flat 16 Bridgewater square London, EC2Y 8AG United Kingdom	308,200	(2)	0.55%

C. M. Devereux 10 - 3036 West 4th Avenue Vancouver, BC, V6K 1R4 Canada	204,500	(3)	0.37%

G. Whitton Little Harbour, Box 573 Anguilla, B.W. I.	105,000	(4)	0.19%

F. Curtis Ard Na Mara, Box 1127 Anguilla, B.W. I.	50,000	(5)	0.09%

H. W. Bromley 3851 Edgemont Boulevard North Vancouver BC, V7R 2P9 Canada	425,000	(6)	0.76%

All directors and Named Executive Officers as a group (6 persons)	24,837,473		44.19%

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
Bingo, Inc. P.O. Box 727, Landsome Road The Valley, Anguilla, B.W.I.	3,896,831	(6)	6.93%

Pendinas Ltd. Ballacarrick, Pooilvaaish Road Castletown, IM9 4PJ Isle of Man	21,087,999	(7)	37.52%

(1) Includes 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.15 per share. Also includes 20,527,308 shares held directly by Mr. T. M. Williams. Mr. T. M. Williams is a potential beneficiary of certain discretionary trusts that hold approximately 80% of the shares of a private holding company.  If 80% of the shares of common stock beneficially owned by the private holding company are included here, Mr. T. M. William's beneficial ownership increases by 3,117,465 shares, representing 42.25% of the Class.

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

(4)  Includes, 50,000 shares of common stock that may be issued upon the exercise of 50,000 stock purchase options with an exercise price of $0.15 per share.  Also includes 55,000 shares held directly by Mr. G. Whitton.

(5)  Includes, 50,000 shares of common stock that may be issued upon the exercise of 50,000 stock purchase options with an exercise price of $0.15 per share.  Also includes nil shares held directly by Ms. F. Curtis.

(6)  Includes, 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of $0.15 per share.  Also includes 325,000 shares held directly by Mr. H. W. Bromley.

(7)  Includes 3,896,831 shares held directly by Bingo, Inc., a private holding company.

(8)  Includes 21,087,999 shares held directly by Pendinas Ltd., a company wholly owned by Mr. G. R. Williams. Mr. G. R. Williams is not related to Mr. T. M. Williams nor Mr. J. M. Williams.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has a liability of $3,937 (2013 - $nil) to a company owned by a current director and officer of the Company for payment of services rendered of $174,789 (2013 - $140,000) by the current director and officer of the Company.

The Company has a liability of $3,580 (2013 - $3,320) to a current director and officer of the Company for expenses incurred.

The Company has a liability of $23,300 (2013 - $nil) to a company owned by a current director and officer of the Company for payment of services rendered of $90,014 (2013 - $nil) by the current director and officer of the Company.

The Company has a liability of $nil (2013 - $nil) to a company owned by a current director and officer of the Company for payment of services rendered of $96,736 (2013 - $nil) by the current director and officer of the Company.

The Company has a liability of $3,313 (2013 - $nil) to a company owned by a current director of the Company for payment of services rendered of $11,163 (2013 - $nil) by the current director of the Company.

The Company has a liability to Bingo, Inc. for rental of the UK office of $nil (2013 - $nil), for rental expense for the year ended December 31, 2014 of $1,045 (2013 - $93,870).

The Company has a liability of $10,000 (2013 - $5,002), to independent directors of the Company for payment of services rendered. During the year ended December 31, 2014, the Company paid $12,000 (2013 - $12,000) to the independent directors in director fees.

The Company has a liability of $4,538 (2013 - $2,953), to an officer of the Company for payment of services rendered and expenses incurred of $71,601 (2013 - $62,530) by the officer of the Company.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended December 31, 2014, the Company incurred fees of $51,000 (2013 - $53,399) from the principal accountant during fiscal 2014 -  Davidson & Company LLP, $51,000 of these fees related to audit fees (2013 - $53,399).

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

SHOAL GAMES LTD.

(previously Bingo.com, Ltd.)

By:       /s/ J. M. Williams

J. M. Williams

Chief Executive Officer

Date:    March 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By:       /s/ J. M. Williams                      Chief Executive Officer             March 26, 2015

J. M. Williams

By:       /s/ H. W. Bromley                     Chief Financial Officer              March 26, 2015

H. W. Bromley                         (Principal Financial and

Principal Accounting Officer)

EXHIBIT 31.1

CERTIFICATIONS

I, J. M. Williams, certify that:

1.   I have reviewed this annual report on Form 10-K of Shoal Games Ltd. (previously Bingo.com, Ltd.);

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Shoal Games Ltd. (previously Bingo.com, Ltd.) as of, and for, the periods presented in this annual report;

4. Shoal Games Ltd.'s (previously Bingo.com, Ltd.) other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)   Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Shoal Games Ltd. (previously Bingo.com, Ltd.), including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)   Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)   Evaluated the effectiveness of Shoal Games Ltd.'s (previously Bingo.com, Ltd.) disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of December 31, 2014, covered by this annual report based on such evaluation; and

(d)   Disclosed in this report any change Shoal Games Ltd.'s (previously Bingo.com, Ltd.) internal control over financial reporting that occurred during Shoal Games Ltd.'s (previously Bingo.com, Ltd.) most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Shoal Games Ltd.'s (previously Bingo.com, Ltd.) internal control over financial reporting; and

5.  Shoal Games Ltd.'s (previously Bingo.com, Ltd.) other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Shoal Games Ltd.'s (previously Bingo.com, Ltd.) auditors and the audit committee of Shoal Games Ltd.'s (previously Bingo.com, Ltd.) board of directors (or persons performing the equivalent functions):

(a)   All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Shoal Games Ltd.'s (previously Bingo.com, Ltd.) ability to record, process, summarize and report financial information; and

(b)   Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Signed :            /s/ J. M. Williams                                                                      Date : March 26, 2015

J. M. Williams,

Chief Executive Officer,

(Principal Executive Officer)

EXHIBIT 31.2

CERTIFICATIONS

I, H. W. Bromley, certify that:

  I have reviewed this annual report on Form 10-K of Shoal Games Ltd. (previously Bingo.com, Ltd.);

2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Shoal Games Ltd. (previously Bingo.com, Ltd.) as of, and for, the periods presented in this annual report;

4.  Shoal Games Ltd.'s (previously Bingo.com, Ltd.) other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)   Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Shoal Games Ltd. (previously Bingo.com, Ltd.), including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)   Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)   Evaluated the effectiveness of Shoal Games Ltd.'s (previously Bingo.com, Ltd.) disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of December 31, 2014, covered by this annual report based on such evaluation; and

(d)   Disclosed in this report any change Shoal Games Ltd.'s (previously Bingo.com, Ltd.) internal control over financial reporting that occurred during Shoal Games Ltd.'s (previously Bingo.com, Ltd.) most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Shoal Games Ltd.'s (previously Bingo.com, Ltd.) internal control over financial reporting; and

5.  Shoal Games Ltd.'s (previously Bingo.com, Ltd.) other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Shoal Games Ltd.'s (previously Bingo.com, Ltd.) auditors and the audit committee of Shoal Games Ltd.'s (previously Bingo.com, Ltd.) board of directors (or persons performing the equivalent functions):

(a)   All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Shoal Games Ltd.'s (previously Bingo.com, Ltd.) ability to record, process, summarize and report financial information; and

(b)   Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Signed : /s/ H. W. Bromley                                                                   Date : March 26, 2015

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Shoal Games Ltd. (previously Bingo.com, Ltd.) (the "Company") on Form 10-K for the period ended December 31, 2014, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

a)    The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

b)   The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                            /s/ J. M. Williams

                                                            J. M. Williams

                                                            Chief Executive Officer

                                                                        March 26, 2015

A signed original of this written statement required by Section 906 has been provided to Shoal Games Ltd. (previously Bingo.com, Ltd.) and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Shoal Games Ltd. (previously Bingo.com, Ltd.) (the "Company") on Form 10-K for the period ended December 31, 2014, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

a)    The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

b)   The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                            /s/ H. W. Bromley

                                                            H. W. Bromley

                                                            Chief Financial Officer

                                                                        March 26, 2015

A signed original of this written statement required by Section 906 has been provided to Shoal Games Ltd. (previously Bingo.com, Ltd.) and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT LIST

The following instruments are included as exhibits to this Report.  Exhibits incorporated by reference are so indicated.

Exhibit Number	Description
4.4	Convertible Debenture between the Company and unrelated parties dated July 2, 2002. (b)
4.5	Common Stock Purchase Warrant between the Company and unrelated parties dated July 2, 2002. (b)
10.2	Asset Purchase Agreement by and between Bingo, Inc. and Progressive Lumber, Corp. dated January 18, 1999. (a)
10.24	Amended Consulting Agreement dated February 28, 2002, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (c)
10.29	Amendment of Asset Purchase Agreement dated July 1, 2002. (d)
10.32	Code of Business Conduct and Ethics dated December 22, 2006. (e)
10.33	Amended Consulting Agreement dated June 16, 2010, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (f)
10.36	The Marketing Service Agreement between the Bingo.com, Ltd. wholly owned subsidiary, Coral Reef Marketing Inc. and with Unibet International Limited dated March 19, 2010. (g)
10.37	Amended Consulting Agreement dated August 1, 2013, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (h)
10.38	Consulting Agreement dated January 1, 2014, between the Company, Jayska Consulting Ltd., and J.M. Williams. (h)
10.39	Consulting Agreement dated January 1, 2014, between the Company, LVA Media Inc., and J.M. Williams. (h)
10.40	Consulting Agreement dated October 1, 2013, between the Company, Devereux Management Ltd., and C. M. Devereux. (h)
10.41	Consulting Agreement dated January 1, 2014, between the Company, Bromley Accounting Services Limited, and H. W. Bromley. (h)
31.1	Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 26, 2015.
31.2	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 26, 2015.
32.1

Certification from the Chief Executive Officer of Shoal Games Ltd. (previously Bingo.com, Ltd.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 26, 2015.

32.2

Certification from the Chief Financial Officer of Shoal Games Ltd. (previously Bingo.com, Ltd.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 26, 2015.

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