Form 10-Q
period 2015-03-31
SHOAL GAMES LTD.
filed 2015-05-14
CIK 1318482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

[    ]      [    ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT
                        For the transition period from _____________ to ____________

Commission File Number:  333-120120-01

        SHOAL GAMES LTD.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer's common stock, no par value per share, was 55,682,703 as of May 14, 2015.

SHOAL GAMES LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2015

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements.

SHOAL GAMES LTD. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

As at	March 31, 2015	December 31, 2014

Assets
Current assets:
Cash	$2,258,784	$2,876,386
Accounts receivable less allowance for doubtful accounts $nil (December 31, 2014 - $nil)	9,165	122,056
Prepaid expenses	121,639	14,367
Total Current Assets	2,389,588	3,012,809

Equipment, net	8,778	9,269

Other assets (Note 3)	843,522	964,025

Security deposits	9,807	10,642

Deferred tax asset, less valuation allowance of $15,869 (December 31, 2014 - $17,907) (Note 7)	-	-

Total Assets	$3,251,695	$3,996,745

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$22,210	$35,013
Accrued liabilities	90,936	72,898
Accounts payable and accrued liabilities - related party (Note 8)	20,043	48,668
Total Current Liabilities	133,189	156,579

Commitments (Note 6)

Stockholders' equity (Note 5):
Common stock, no par value, unlimited shares authorized, 55,682,703 shares issued and outstanding (December 31, 2014 - 55,682,703)	19,257,040	19,257,040
Accumulated deficit	(16,163,114)	(15,441,454)
Accumulated other comprehensive income: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	3,118,506	3,840,166

Total Liabilities and Stockholders' Equity	$3,251,695	$3,996,745

See accompanying notes to the consolidated financial statements.

SHOAL GAMES LTD. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

For Periods Ended March 31, 2015 and 2014

(Unaudited)

	2015	2014

Advertising revenue	$4,286	$7,142
Trophy Bingo revenue	4,406	372
Total revenue	8,692	7,514

Cost of sales:
Trophy Bingo amortization (Note 3)	120,503	120,503
Total cost of sales	120,503	120,503

Gross loss	(111,811)	(112,989)

Operating expenses:
Depreciation and amortization	763	724
Directors fees	2,000	2,500
General and administrative	117,694	60,436
Salaries, wages, consultants and benefits	112,573	151,084
Selling and marketing	46,276	71,146
Trophy Bingo development (Note 3)	313,037	209,080
Total operating expenses	592,343	494,970

Loss before other income (expense) and income taxes	(704,154)	(607,959)

Other income (expense):
Foreign exchange loss	(34,090)	(1,709)
Interest and other income	279	97

Loss from continuing operations before income taxes	(737,965)	(609,571)

Income tax expense	-	-

Loss from continuing operations	$(737,965)	$(609,571)

Discontinued operations: (Note 4)
Gaming revenue	-	540,957
Gain from the sale of the domain name	16,305	-
Selling and marketing	-	(284,078)
Loss after tax	(721,660)	(352,692)

Other Comprehensive income (loss)	-	-

Comprehensive loss	$(721,660)	$(352,692)

Basic profit (loss) per common share (Note 2)
Continuing operations	$(0.01)	$(0.01)
Discontinued operations	$0.00	$0.00

Diluted profit (loss) per common share (Note 2)
Continuing operations	$(0.01)	$(0.01)
Discontinued operations	$0.00	$0.00

Weighted average common shares outstanding, basic	55,682,703	68,222,147
Weighted average common shares outstanding, diluted	55,682,703	68,222,147

See accompanying notes to the consolidated financial statements.

SHOAL GAMES LTD. and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the period ended March 31, 2015

(Unaudited)

	Common stock		Accumulated Other Comprehensive income
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2014	55,682,703	$19,257,040	$(15,441,454)	$ 24,580	$3,840,166

Net loss	-	-	(721,660)	-	(721,660)
Balance, March 31, 2015	55,682,703	$19,257,040	$ (16,163,114)	$ 24,580	$ 3,118,506

See accompanying notes to the consolidated financial statements.

SHOAL GAMES LTD. and Subsidiaries

Consolidated Statements of Cash Flows

For periods ended March 31, 2015 and 2014

(Unaudited)

	2015	2014
Cash flows from operating activities:
Net loss	$(721,660)	$(352,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	763	724
Trophy Bingo amortization	120,503	120,503
Gain from the sale of the domain name	(16,305)	-
Changes in operating assets and liabilities:
Accounts receivable	112,891	(148,682)
Prepaid expenses	(107,272)	28,258
Security deposits	835	368
Accounts payable and accrued liabilities	(7,085)	52,898
Net cash used in operating activities	(617,330)	(298,623)

Cash flows from investing activities:
Acquisition of equipment	(272)	(3,329)
Software development	-	(51,701)
Net cash used in investing activities	(272)	(55,030)

Cash flows from financing activities:
Proceeds from the issuance of shares	-	700,000
Net cash provided by financing activities	-	700,000

Change in cash	(617,602)	346,347

Cash, beginning of period	2,876,386	491,203
Cash, end of period	$2,258,784	$837,550

Supplementary information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash financing activity	$-	$-
Non-cash investing activity	$-	$-

See accompanying notes to the consolidated financial statements.

SHOAL GAMES LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months ended March 31, 2015 and 2014

(Unaudited)

1.         Basis of Presentation:

The accompanying unaudited financial statements have been prepared by Shoal Games Ltd. ("the Company") in conformity with accounting principles generally accepted in the United States of America ("US GAAP") applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations.  In the opinion of management, the unaudited interim consolidated financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented.  All adjustments are of a normal recurring nature, except as otherwise noted below.  These unaudited interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2014, included in the Company's Annual Report on Form 10-K, filed March 26, 2015, with the Securities and Exchange Commission.  The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Continuing operations

These unaudited interim consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses from operations for the quarters ended March 31, 2015 and 2014, and has an accumulated deficit of 16,163,114 as at March 31, 2015.  This raises substantial doubt about the Company's ability to continue as a going concern.

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

SHOAL GAMES LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months ended March 31, 2015 and 2014

(Unaudited)

2.         Summary of significant accounting policies:

(a)     Basis of presentation:

These consolidated financial statements have been prepared in accordance with U.S. GAAP. The financial statements include the accounts of the Company's wholly-owned subsidiaries, English Bay Office Management Limited (registered in British Columbia, Canada), Coral Reef Marketing Inc. (registered in Anguilla), Bingo.com (Antigua) Inc., Bingo.com (Wyoming) Inc., Bingo Acquisition Corp, Shoal Media Inc. (registered in Anguilla), and the 99% owned subsidiary, Shoal Games (UK) Plc (previously Bingo.com (UK) plc.) (registered in the United Kingdom). All inter-company balances and transactions have been eliminated in the consolidated financial statements.

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

(d)    Foreign currency:

The consolidated financial statements are presented in United States dollars, the functional currency of the Company and its subsidiaries. The Company accounts for foreign currency transactions and the translation of foreign currency financial statements under Statement ASC 830, Foreign Currency Matters. Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at the transaction dates. Carrying values of monetary assets

SHOAL GAMES LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months ended March 31, 2015 and 2014

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(d)    Foreign currency: (Continued)

and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date.

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

SHOAL GAMES LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months ended March 31, 2015 and 2014

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(g)  Software Development Costs:

Software development costs incurred in the research and development of new software products and enhancements to existing software products for external use are expensed as incurred once technological feasibility has been established. After technological feasibility is established, any software development costs which have been capitalized are amortized at the greater of the straight-line basis over the estimated economic life of the related product or the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for the related product. Commencing January 1, 2014, the Company obtained technological feasibility and is amortizing the capitalized software development costs over a period of 3 years. The Company performs an annual review of the estimated economic life and the recoverability of such capitalized software costs, using a net realizable value test.

If a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off. Although the Company believes that its approach to estimates and judgments as described herein is reasonable, actual results could differ and the Company may be exposed to increases or decreases in revenue that could be material.  Total software development costs for the development of Trophy Bingo were $2,940,457 as at March 31, 2015 (March 31, 2014 - $1,655,118).

 (h) New accounting pronouncements and changes in accounting policy:

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

SHOAL GAMES LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months ended March 31, 2015 and 2014

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

In November 2014, the FASB issued ASU No. 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. This standard requires an entity to "determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of the relevant facts and circumstances which the hybrid financial instrument was issued or acquired and the potential outcome of the hybrid financial instrument.  ASU 2014-16 is effective for annual periods ending after December 15, 2015 and interim periods thereafter. Early adoption is permitted. The Company is evaluating the effect of ASU 2014-16 on our consolidated financial condition and results of operations.

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

SHOAL GAMES LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months ended March 31, 2015 and 2014

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

 (h) New accounting pronouncements and changes in accounting policy: (Continued)

There have been no other recent accounting standards, or changes in accounting standards, during the three months ended March 31, 2015, as compared to the recent accounting standards described in the Annual Report, that are of material significance, or have potential material significance, to us.

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

3.    Other assets:

During the year ended December 31, 2012, the Company commenced development of a social bingo game. During the quarter ended March 31, 2014, the Company launched Trophy Bingo on Android in selected markets. The Company ceased to capitalize the development costs and commenced the amortization of the capitalized development costs over a period of three years.

March 31, 2015	Capitalized Expenses	Accumulated amortization	Net book Value

Trophy Bingo capitalized development expenses	$1,446,038	$602,516	$843,522

December 31, 2014	Capitalized Expenses	Accumulated amortization	Net book Value

Trophy Bingo capitalized development expenses	$1,446,038	$482,013	$964,025

SHOAL GAMES LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months ended March 31, 2015 and 2014

(Unaudited)

3.    Other assets: (Continued)

During the 2014 fiscal year, the Company expensed $1,181,382 in development costs. During the quarter ended March 31, 2015, the Company expensed $313,037 (March 31, 2014 - $209,080) in development costs. The Company has incurred $2,940,457 in total development expenses as at March 31, 2015.

4.   Discontinued operations

Effective December 31, 2014, the Company sold the www.bingo.com domain name to Unibet Group plc. for cash consideration of $2,000,000 and redemption of the 15,000,000 common shares of the Company, which were held by Unibet Group plc, at a price of $0.40 per share. The 15,000,000 common shares held by Unibet have been returned to the Company's treasury and were cancelled.

The Company recorded the following gain from the sale of domain name for the year ended December 31, 2014.

Gain from sale of domain name

Sale of domain name	$8,000,000

Domain name rights and intangible assets held for sale	(1,257,241)

Commission on sale	(65,000)
Gain from the sale of the domain name	$6,677,759

In addition, the Company disposed its cash bingo business to Unibet Group plc. The company recognized the gain on the sale of the cash bingo business of $16,305 in the quarter ended March 31, 2015.

The effect of the discontinued operations were as follows:

	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Discontinued operations	$16,305	$256,879
		-

5.    Stockholder's Equity:

(a)        Common stock issuances:

No shares were issued during the quarter ended March 31, 2015.

(b)        Stock option plans:

No options were granted or exercised during the period ended March 31, 2015.

6.   Commitments:

The Company leases office facilities in Vancouver, British Columbia, Canada, and The Valley, Anguilla, British West Indies. These office facilities are leased under operating lease agreements. The Canadian operating lease expires on April 30, 2017. The Anguillan operating lease automatically renews each 3 months unless 3 months notice is given.

SHOAL GAMES LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months ended March 31, 2015 and 2014

(Unaudited)

6.   Commitments: (Continued)

Minimum lease payments under these operating leases are approximately as follows:

2015	$12,558
2016	15,744
2017	5,248

The Company paid rent expense totaling $5,740 for the quarter ended March 31, 2015 (March 31, 2014 - $7,300).

The Company has a management consulting agreement with T.M. Williams (Row), Inc., an Anguilla incorporated company, and Mr. Williams, a related party, for a consultancy payment based on the Company's performance with a minimum of $11,000 and a maximum of $25,000 per month.

The Company has a management consulting agreement with Jayska Consulting Ltd. and Mr. J. M. Williams, Chief Executive Officer of Shoal Games Ltd. for the provision of services of Mr. J. M. Williams as Chief Executive Officer of the Company. The Consulting agreement provides for a consultancy payment of GBP5,000 per month payable in arrears.

The Company has a management consulting agreement with LVA Media Inc. and Mr. J. M. Williams, for the provision of services of Mr. J. M. Williams as Chief Executive Officer of Shoal Games Ltd. The Consulting agreement provides for a consultancy payment based on the Company's performance with a minimum of $7,500 and a maximum of $25,000 per month.

7.    Income Taxes:

Shoal Games Ltd. is domiciled in the tax-free jurisdiction of Anguilla, British West Indies. However certain of the Company's subsidiaries incur income taxation.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2015, and December 31, 2014, are presented below:

	March 31, 2015	December 31, 2014
Deferred tax assets:
Net operating loss carry forwards	$15,869	$17,907

Valuation Allowance	(15,869)	(17,907)
	$-	$-

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

SHOAL GAMES LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months ended March 31, 2015 and 2014

(Unaudited)

8.    Related Party Transactions:

The Company has a liability of $3,443 (December 31, 2014 - $3,937) to a company owned by a current director and officer of the Company for payment of services rendered of $33,000 (March 31, 2014 - $52,117) by the current director and officer of the Company.

The Company has a liability of $5,879 (December 31, 2014 - $3,580) to a current director and officer of the Company for expenses incurred.

The Company has a liability of $nil (December 31, 2014 - 23,300) to a company owned by a current director and officer of the Company for payment of services rendered of $22,744 (March 31, 2014 - $24,825) by the current director and officer of the Company.

The Company has a liability of $nil (December 31, 2014 - $nil) to a company owned by a current director and officer of the Company for payment of services rendered of $22,500 (March 31, 2014 - $28,739) by the current director and officer of the Company.

The Company has a liability of $nil (December 31, 2014 - $3,313) to a company owned by a current director of the Company for payment of services rendered of $nil (March 31, 2014 - $nil) by the current director of the Company.

The Company has a liability of $3,500 (December 31, 2014 - $10,000), to independent directors of the Company for payment of services rendered. During the quarter ended March 31, 2015, the Company paid $2,000 (March 31, 2014 - $2,500) to the independent directors in director fees.

The Company has a liability of $7,221 (December 31, 2014 - $4,538), to an officer of the Company for payment of services rendered and expenses incurred of $22,714 (March 31, 2014 - $24,233) by the officer of the Company.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

9.    Segmented information:

Revenue

During the quarter ended March 31, 2015, the Company operated in two reportable business segments, firstly the sale of in-app purchases on Trophy Bingo and secondly the selling of advertising on the website.  During the quarter ended March 31, 2014, the Company operated in three reportable business segments, firstly the sale of in-app purchases on Trophy Bingo and secondly the selling of advertising on the website and thirdly the business of marketing games and entertainment based on the game of bingo through its Internet portal, bingo.com, supported mainly by the revenue generated from the deposits received for the games for money.

SHOAL GAMES LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months ended March 31, 2015 and 2014

(Unaudited)

9.    Segmented information: (Continued)

The Company had the following revenue by geographical region.

	Three Months ended March 31, 2015	Three Months ended March 31, 2014
Revenue From Continuing Operations
Advertising revenue
Nordics	$-	$46
Other	4,286	7,096
Total advertising revenue	$4,286	$7,142

Trophy Bingo Revenue
Western Europe	1,132	37
Central, Eastern and Southern Europe	1	-
Nordics	151	2
North America	2,983	333
Other	139	-
Total Trophy Bingo revenue	4,406	372

Total revenue from continuing operations
Western Europe	$1,132	$37
Central, Eastern and Southern Europe	1	-
Nordics	151	48
North America	2,983	333
Other	4,425	7,096
Total revenue from continuing operations	$8,692	$7,514

Gaming revenue from discontinued operations
Gaming revenue
Western Europe	$-	$31,477
Central, Eastern and Southern Europe	-	2,319
Nordics	-	504,443
Other	-	2,718
Total gaming revenue from discontinued operations	$-	$540,957

Equipment

The Company's equipment is located as follows:

Net Book Value	March 31, 2015	December 31, 2014

Anguilla	$1,939	$2,115
Canada	3,313	3,308
United Kingdom	2,589	2,824
United States of America	937	1,022
	$8,778	$9,269

SHOAL GAMES LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months ended March 31, 2015 and 2014

(Unaudited)

10.       Concentrations

Major customers

For the quarter ended March 31, 2015 and 2014 the Company sold in-app purchases on its social bingo site, Trophy Bingo. There was no single player who had purchased more than 10% of the Trophy Bingo revenue.

During the quarter ended March 31, 2015 and 2014, the Company offered limited advertising. Therefore there were no advertising sales representing more than 10% of the total sales.

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

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions. At March 31, 2015, the Company had total cash balances of $2,258,784 (December 31, 2014 - $2,876,386) at financial institutions, where $1,340,685 (December 31, 2014 - $2,526,185) is in excess of federally insured limits.

As of March 31, 2015, the Company had two customer totaling $6,651 and $1,516 respectively, who accounted for total accounts receivable greater than 10%. As of December 31, 2014, the Company had one customer, totaling $112,552 who accounted for greater than 10% of the total accounts receivable.

The Company controls credit risk through monitoring procedures and receiving prepayments of cash for services rendered.  The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable.

 ITEM 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis or Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below.  Shoal Games Ltd.'s (the "Company", "we", or "us") actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and the Management Discussion and Analysis or plan of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

FORWARD LOOKING STATEMENTS

All statements contained in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference, as well as statements made in press releases and oral statements that may be made by us or by officers, directors or employees acting on our behalf, that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Readers should consider statements that include the terms "believe," "belief," "expect," "plan," "anticipate," "intend" or the like to be uncertain and forward-looking. In addition, all statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin, anticipated expense levels and liquidity and capital resources, constitute forward-looking statements. Particular attention should be paid to the facts of our limited operating history, the unpredictability of our future revenues, our need for and the availability of capital resources, the evolving nature of our business model, and the risks associated with systems development, management of growth and business expansion.  Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear.  Readers should consider the risks more fully described in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (the "SEC") and should not place undue reliance on any forward-looking statements.

OVERVIEW

Shoal Games Ltd. (the "Company") is primarily in the business of owning and marketing a non-gambling social bingo game called Trophy Bingo.  Trophy Bingo, currently live in the Google Play Store and the Apple App Store, is a puppy themed bingo adventure where players must win their way through 120 levels of bingo challenges. The game is free to download and supports in-app purchases for players who find themselves in need of extra bingos or want to engage with the premium power plays contained in the game. We are attempting to create a valuable entertainment social game with an extensive database of active players.

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

We conducted a beta test launch of Trophy Bingo in May 2013, a soft launch of Trophy Bingo in selected countries in January 2014, followed by a global soft launch of the enhanced game on Android in August, 2014 and on iOS in September 2014.  We are currently targeting a full global release of a feature complete Trophy Bingo in the third quarter of 2015.

We have made a significant investment in the development of Trophy Bingo, and previously in our Internet games plus other forms of entertainment, including an online community, chat rooms, and more.  As a result we have incurred significant losses since inception, and as of March 31, 2015, had an accumulated deficit of $16,163,114.

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

Software Development Costs:

Software development costs incurred in the research and development of new software products and enhancements to existing software products for external use are expensed as incurred once technological feasibility has been established. After technological feasibility is established, any software development costs which have been capitalized are amortized at the greater of the straight-line basis over the estimated economic life of the related product or the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for the related product. Commencing January 1, 2014, the Company obtained technological feasibility and is amortizing the capitalized software development costs over a period of 3 years. The Company performs an annual review of the estimated economic life and the recoverability of such capitalized software costs, using a net realizable value test.

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

Although the Company believes that its approach to estimates and judgments as described herein is reasonable, actual results could differ and the Company may be exposed to increases or decreases in revenue that could be material.  Total software development costs for the development of Trophy Bingo were $2,940,457 as at March 31, 2015 (March 31, 2014 - $1,655,118).

RESULTS OF OPERATIONS

            Revenue

Total revenue from continuing operations for the quarter ended March 31, 2014, increased to $8,692, an increase of 16% from revenue from continuing operations of $7,514 for first quarter of 2014 and a decrease of 29% from revenue of $12,211, in the fourth quarter of 2014. Revenue from Trophy Bingo for the quarter ended March 31, 2015, increased to $4,406, over revenue from Trophy Bingo of $372 for the first quarter in the prior year and a decrease over revenue from Trophy Bingo of $7,105 in the fourth quarter of fiscal 2014. The increase in Trophy Bingo revenue compared to the first quarter of fiscal 2014 is due to the Company soft launching Trophy Bingo in the Google Play and Apple App Store in the third quarter of fiscal 2014. The decrease in Trophy Bingo Revenue compared to the fourth quarter of fiscal 2014 is due to a small initial marketing campaign with the soft launch of Trophy Bingo in the Google Play and Apple App Stores in the fourth quarter of fiscal 2014 which was discontinued in the first quarter of fiscal 2015.

We earned advertising revenue of $4,286 in the quarter ended March 31, 2015, a decrease of 40% from advertising revenue of $7,142 in the first quarter of 2014 and a decrease of 16% from advertising revenue of $5,105 in the fourth quarter of 2015.

Gaming Revenue from discontinued operations was $nil, in the quarter ended March 31, 2015, compared Gaming Revenue of $540,957 in the first quarter of 2014.

            Sales and marketing expenses

Sales and marketing expenses from continuing operations were $46,276 for the quarter ended March 31, 2015, a decrease of 35% over expenses of $71,146 in the first quarter of 2014 and a decrease of 39% from expenses of $75,819 in the fourth quarter of 2014. This decrease in sales and marketing expenses from continuing operations in the first quarter of fiscal 2015 was due to the test marketing expense for the soft launch of Trophy Bingo in the Google play and iOS stores in the first and fourth quarters of fiscal 2014.  Selling and marketing expenses from continuing operations principally include publishing services and user acquisition costs to acquire players.

Sales and marketing expenses from discontinued operations were $nil for the quarter ended March 31, 2015, compared to $284,078 in the first quarter of fiscal 2014.

We expect to continue to incur sales and marketing expenses to increase traffic and bring new players to the Trophy Bingo game. There can be no assurances that these expenditures will result in increased traffic or significant additional revenue.

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our office, legal and professional fees, and other general corporate and office expenses. General and administrative expenses increased to $117,694 for the first quarter of 2015, an increase of 95% from costs of $60,436 for the first quarter of 2014 and an increase of 105% from costs of $57,448 in the fourth quarter of 2014. General and administrative expenses have increased in comparison to the first and fourth quarter of fiscal 2014, due to the legal expenses in changing the name of the Company from Bingo.com, Ltd. to Shoal Games Ltd.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants and benefits decreased to $112,573 for the quarter ended March 31, 2015, a decrease of 25% compared to salaries, wages, consultants and benefits of $151,084 in the first quarter of 2014 and a decrease of 38%, over salaries, wages, consultants and benefits of $180,119 in the fourth quarter of 2014. This decrease compared to the first and fourth quarter of 2014 is due lower revenue earned by the Company which therefore affects salaries, wages, consultants and benefits.

Depreciation and amortization

Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years. Depreciation and amortization increased to $763 during the quarter ended March 31, 2015, an increase of 5% over costs of $724 during the same quarter in the prior year and a decrease of 22% from costs of $976 in the fourth quarter of 2014. This increase in depreciation and amortization compared to the first quarter of fiscal 2014, is due to new equipment acquired during fiscal 2014. The decrease in depreciation and amortization compared to the fourth quarter of fiscal 2014 is due to the aging of the Company's equipment and the disposal of obsolete equipment.

Trophy Bingo development and amortization

During the quarter ended March 31, 2014, the Company soft-launched Trophy Bingo on Android in selected markets. The Company had a further global release of the Andriod version in the third quarter of 2014 and the iOS version in the fourth quarter of 2014. The Company ceased to capitalize the development of Trophy Bingo and commenced amortizing the capitalized development costs over the life of the game. The Company expensed $313,037 in development costs during the quarter ended March 31, 2015 and amortized $120,503 of the capitalized development costs during the quarter ended March 31, 2015. This compares to $209,080 expensed development costs during the first quarter of 2014 and amortization of $120,503 of the capitalized development costs during the first quarter of 2014 and $348,668 expensed development costs during the fourth quarter of 2014 and amortization of $120,503 of the capitalized development costs during the fourth quarter of 2014. This increase in development costs is due to an increase in content and feature development on Trophy Bingo.

In particular, the game will receive systems for handling daily rewards, collections, gifting, and an advanced spin wheel.  Once released, each of these new features affects a particular performance statistic within the game and in combination it's expected that average retention and monetization will rise, while the average player acquisition cost (the average cost to generate one new install of the game) will fall.  Daily rewards help to improve retention as players are inspired to come back to collect rewards.  Whereas the collection and gifting system is designed to increase virality (reducing acquisition costs) and monetization as players interact more with their friends and spend more in-game currency trying to collect the special items.

            Net loss and loss per share

The net loss after taxation from continuing operations for the quarter ended March 31, 2015, amounted to ($737,965), a loss of ($0.01) per share, compared to a net loss from continuing operations of ($609,571) or ($0.01) per share in the quarter ending March 31, 2014 and net loss from continuing operations of ($734,523) or ($0.01) per share in the fourth quarter of fiscal 2014.

The net loss after taxation for the quarter ended March 31, 2015, amounted to ($721,660), a loss of ($0.01) per share, compared to a net loss of ($352,692) or ($0.01) per share in the first quarter of fiscal 2014 and net income of $6,224,187 of $0.09 per share in the fourth quarter of fiscal 2014.  The increase in net loss compared to the first quarter of fiscal 2014, is due to the increase in the development expenses of

Trophy Bingo. The decrease in net income compared to the fourth quarter of fiscal 2014 is due to the sale of the domain name in the fourth quarter of fiscal 2014.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $2,258,784 and positive working capital of $2,256,398 at March 31, 2015.  This compares to cash of $2,876,386 and positive working capital of $2,856,230 at December 31, 2014.

During the quarter ended March 31, 2015, we used cash of ($617,330) in operating activities compared to using cash of ($298,623) in the same period in the prior year and compared to using cash of ($412,203) in the fourth quarter of 2014.

Our future capital requirements will depend on a number of factors, including costs associated with the further development of Trophy Bingo, the cost of marketing and player acquisition costs for Trophy Bingo, and the success and acceptance of Trophy Bingo, plus the marketing of our Web portal.

ITEM 4T.       Controls and Procedures

(a)        Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2015. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2015, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings

We are not currently a party to any legal proceeding, and was not a party to any other legal proceeding during the quarter ended March 31, 2015. We are currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the quarter ended March 31, 2015.

ITEM 3.          Defaults Upon Senior Securities

Not applicable.

ITEM 4.          Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders during the period.

ITEM 5.          Other Information

During the quarter ended March 31, 2015, the Company changed its name to Shoal Games Ltd. and changed its ticker symbol to "SGLDF".

During the quarter ended March 31, 2015, Ms E. Ljungerud resigned as a director of the Company.

During the quarter ended March 31, 2015, the subsidiary Bingo.com (UK) Plc changed its name to Shoal Games (UK) Plc.

ITEM 6.          Exhibits and reports on Form 8-K

Exhibits

The following instruments are included as exhibits to this Report.  Exhibits incorporated by reference are so indicated.

Exhibit Number	Description
4.4	Convertible Debenture between the Company and unrelated parties dated July 2, 2002. (b)
4.5	Common Stock Purchase Warrant between the Company and unrelated parties dated July 2, 2002. (b)
10.2	Asset Purchase Agreement by and between Bingo, Inc. and Progressive Lumber, Corp. dated January 18, 1999. (a)
10.24	Amended Consulting Agreement dated February 28, 2002, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (c)
10.29	Amendment of Asset Purchase Agreement dated July 1, 2002. (d)
10.32	Code of Business Conduct and Ethics dated December 22, 2006. (e)
10.33	Amended Consulting Agreement dated June 16, 2010, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (f)
10.36	The Marketing Service Agreement between the Bingo.com, Ltd. wholly owned subsidiary, Coral Reef Marketing Inc. and with Unibet International Limited dated March 19, 2010. (g)
10.37	Amended Consulting Agreement dated August 1, 2013, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (h)
10.38	Consulting Agreement dated January 1, 2014, between the Company, Jayska Consulting Ltd., and J.M. Williams. (h)
10.39	Consulting Agreement dated January 1, 2014, between the Company, LVA Media Inc., and J.M. Williams. (h)
10.40	Consulting Agreement dated October 1, 2013, between the Company, Devereux Management Ltd., and C. M. Devereux. (h)
10.41	Consulting Agreement dated January 1, 2014, between the Company, Bromley Accounting Services Limited, and H. W. Bromley. (h)
31.1	Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 14, 2015.
31.2	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 14, 2015.
32.1	Certification from the Chief Executive Officer of Shoal Games Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 14, 2015.
32.2	Certification from the Chief Financial Officer of Shoal Games Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 14, 2015.

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

(e) Previously filed with the Company's report on Form 8-K on December 26, 2006.

(f) Previously filed with the Company's report on Form 8-K on June 17, 2010.

(g) Previously field with the Company's report on Form 8-K/A on June 18, 2012.

(h) Previously filed with the Company's report on Form 8-K on March 24, 2014.

Reports on Form 8-K.

During the quarter ended March 31, 2015, the Company filed the following Form 8-K :

a)      Form 8-K reporting the sale of the URL to Unibet Group plc.

b)      Form 8-K reporting the change in name of the Company and the resignation of Ms E. Ljungerud as a director of the Company.

Reports Subsequent to the quarter ended March 31, 2015.

There were no reports subsequent to the quarter ended March 31, 2015.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 14, 2015	SHOAL GAMES LTD.
(Registrant)
Date:	May 14, 2015	/S/ J.M. Williams
J. M. Williams, Chief Executive Officer, and President (Principal Executive Officer)
Date:	May 14, 2015	/S/ H. W. Bromley
H.W. Bromley, Chief Financial Officer (Principal Accounting Officer)

EXHIBIT 31.1

CERTIFICATIONS

I, J. M. Williams, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Shoal Games Ltd.;

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

4.  Shoal Games Ltd.'s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(c)  Evaluated the effectiveness of Shoal Games Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of March 31, 2015, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change Shoal Games Ltd.'s internal control over financial reporting that occurred during Shoal Games Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Shoal Games Ltd.'s internal control over financial reporting; and

5.   Shoal Games Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Shoal Games Ltd.'s auditors and the audit committee of Shoal Games Ltd.'s board of directors (or persons performing the equivalent functions):

(a)   All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Shoal Games Ltd.'s ability to record, process, summarize and report financial information; and

(b)   Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Signed:  /S/ J. M. Williams                                                                 Date: May 14, 2015

J. M. Williams,

Chief Executive Officer and President

(Principal Executive Officer)

EXHIBIT 31.2

CERTIFICATIONS

I, H. W. Bromley, certify that:

  I have reviewed this quarterly report on Form 10-Q of Shoal Games Ltd. (previously Bingo.com, Ltd.);

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

4.   Shoal Games Ltd.'s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(c)     Evaluated the effectiveness of Shoal Games Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of March 31, 2015, covered by this quarterly report based on such evaluation; and

(d)     Disclosed in this report any change Shoal Games Ltd.'s internal control over financial reporting that occurred during Shoal Games Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Shoal Games Ltd.'s internal control over financial reporting; and

5.   Shoal Games Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Shoal Games Ltd.'s auditors and the audit committee of Shoal Games Ltd.'s board of directors (or persons performing the equivalent functions):

(a)     All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Shoal Games Ltd.'s ability to record, process, summarize and report financial information; and

(b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Signed:  /S/ H. W. Bromley                                                                                Date: May 14, 2015

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Shoal Games Ltd. (the "Company") on Form 10-Q for the period ended March 31, 2015, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        May 14, 2015

A signed original of this written statement required by Section 906 has been provided to Shoal Games Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Shoal Games Ltd. (the "Company") on Form 10-Q for the period ended March 31, 2015, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        May 14, 2015

A signed original of this written statement required by Section 906 has been provided to Shoal Games Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.