Form 10-Q
period 2015-06-30
SHOAL GAMES LTD.
filed 2015-08-14
CIK 1318482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer's common stock, no par value per share, was 55,682,703 as of August 14, 2015.

SHOAL GAMES LTD

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2015

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements.

SHOAL GAMES LTD. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

As at	June 30, 2015	December 31, 2014

Assets
Current assets:
Cash	$1,834,424	$2,876,386
Accounts receivable less allowance for doubtful accounts $nil (December 31, 2014 - $nil)	13,306	122,056
Prepaid expenses	10,203	14,367
Total Current Assets	1,857,933	3,012,809

Equipment, net	8,015	9,269

Other assets (Note 3)	723,019	964,025

Security deposits	10,033	10,642

Deferred tax asset, less valuation allowance of $17,424 (December 31, 2014 - $17,907) (Note 7)	-	-

Total Assets	$2,599,000	$3,996,745

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$41,224	$35,013
Accrued liabilities	69,050	72,898
Accounts payable and accrued liabilities - related party (Note 8)	36,732	48,668
Total Current Liabilities	147,006	156,579

Commitments (Note 6)

Stockholders' equity (Note 5):
Common stock, no par value, unlimited shares authorized, 55,682,703 shares issued and outstanding (December 31, 2014 - 55,682,703)	19,257,040	19,257,040
Accumulated deficit	(16,829,626)	(15,441,454)
Accumulated other comprehensive income: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	2,451,994	3,840,166

Total Liabilities and Stockholders' Equity	$2,599,000	$3,996,745

See accompanying notes to the consolidated financial statements.

SHOAL GAMES LTD. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

For Periods Ended June 30, 2015 and 2014

(Unaudited)

	Six Months ended June 30, 2015	Six Months ended June 30, 2014	Three Months ended June 30, 2015	Three Months ended June 30, 2014

Advertising revenue	$8,074	$11,407	$3,788	$4,265
Trophy Bingo revenue	6,871	546	2,465	174
Total revenue	14,945	11,953	6,253	4,439

Cost of sales:
Trophy Bingo amortization (Note 3)	241,006	241,006	120,503	120,503
Total cost of sales	241,006	241,006	120,503	120,503

Gross loss	(226,061)	(229,053)	(114,250)	(116,064)

Operating expenses:
Depreciation and amortization	1,526	1,609	763	885
Directors fees	4,000	7,000	2,000	4,500
General and administrative	239,561	109,297	121,867	48,861
Salaries, wages, consultants and benefits	220,820	288,478	108,247	137,394
Selling and marketing	75,138	116,423	28,862	45,277
Trophy Bingo development (Note 3)	631,654	490,210	318,617	281,130
Total operating expenses	1,172,699	1,013,017	580,356	518,047

Loss before other income (expense) and income taxes	(1,398,760)	(1,242,070)	(694,606)	(634,111)

Other income (expense):
Foreign exchange gain (loss)	(6,255)	15,736	27,835	17,445
Interest and other income	538	214	259	117

Loss from continuing operations before income taxes	(1,404,477)	(1,226,120)	(666,512)	(616,549)

Income tax expense	-	-	-	-
Loss from continuing operations	(1,404,477)	(1,226,120)	(666,512)	(616,549)

Discontinued operations: (Note 4)
Gaming revenue	-	967,703	-	426,746
Gain from the sale of the domain name	16,305	-	-	-
Selling and marketing	-	(444,626)	-	(160,548)
Loss after tax	$(1,388,172)	$(703,043)	$(666,512)	$(350,351)

Other comprehensive income (loss)	-	-	-	-

Comprehensive loss	$(1,388,172)	$(703,043)	$(666,512)	$(350,351)

Basic profit (loss) per common share
Continuing operations	(0.02)	(0.02)	(0.01)	(0.01)
Discontinued operations	0.00	0.01	-	0.00

Diluted profit (loss) per common share
Continuing operations	(0.02)	(0.02)	(0.01)	(0.01)
Discontinued operations	0.00	0.01	-	0.00

Weighted average common shares outstanding, basic	55,682,703	68,930,631	55,682,703	69,631,329
Weighted average common shares outstanding, diluted	55,682,703	68,930,631	55,682,703	69,631,329

See accompanying notes to the consolidated financial statements.

SHOAL GAMES LTD. and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the period ended June 30, 2015

(Unaudited)

	Common stock		Accumulated Other Comprehensive income
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2014	55,682,703	$19,257,040	$(15,441,454)	$ 24,580	$3,840,166

Net loss	-	-	(1,388,172)	-	(1,388,172)
Balance, June 30, 2015	55,682,703	$19,257,040	$ (16,829,626)	$ 24,580	$2,451,994

See accompanying notes to the consolidated financial statements.

SHOAL GAMES LTD. and Subsidiaries

Consolidated Statements of Cash Flows

For periods ended  June 30, 2015 and 2014

(Unaudited)

	2015	2014
Cash flows from operating activities:
Net loss	$(1,388,172)	$(703,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,526	1,609
Trophy Bingo amortization	241,006	241,006
Gain from the sale of the domain name	(16,305)	-
Changes in operating assets and liabilities:
Accounts receivable	108,750	141,772
Prepaid expenses	4,164	68,313
Security deposits	609	(57)
Accounts payable and accrued liabilities	6,732	76,018
Net cash used in operating activities	(1,041,690)	(174,382)

Cash flows from investing activities:
Acquisition of equipment	(272)	(3,329)
Software development	-	(51,701)
Net cash used in investing activities	(272)	(55,030)

Cash flows from financing activities:
Exercise of stock options	-	9,350
Proceeds from the issuance of shares	-	700,000
Net cash (used in) provided by financing activities	-	709,350

Change in cash	(1,041,962)	479,938

Cash, beginning of period	2,876,386	491,203
Cash, end of period	$1,834,424	$971,141

Supplementary information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash financing activity	$-	$-
Non-cash investing activity	$-	$-

See accompanying notes to the consolidated financial statements.

SHOAL GAMES LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six Months ended June 30, 2015 and 2014

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

Continuing operations

These unaudited interim consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses from operations for the quarters ended June 30, 2015 and 2014, and has an accumulated deficit of 16,829,626 as at June 30, 2015.  This raises substantial doubt about the Company's ability to continue as a going concern.

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

Six Months ended June 30, 2015 and 2014

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

Six Months ended June 30, 2015 and 2014

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

Six Months ended June 30, 2015 and 2014

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

If a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off. Although the Company believes that its approach to estimates and judgments as described herein is reasonable, actual results could differ and the Company may be exposed to increases or decreases in revenue that could be material.  Total software development costs for the development of Trophy Bingo were $3,259,074 as at June 30, 2015 (June 30, 2014 - $1,936,248).

(h)  New accounting pronouncements and changes in accounting policy:

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers.  This guidance provides a single, comprehensive revenue recognition model for all contracts with customers. The revenue guidance contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016 for public entities, with no early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on the Company's financial position or results of operations.

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

Six Months ended June 30, 2015 and 2014

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

Six Months ended June 30, 2015 and 2014

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(h)  New accounting pronouncements and changes in accounting policy: (Continued)

On April 1, 2015, the FASB voted to defer the effective date of ASU No. 2014-09, which outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and notes that lease contracts with customers are a scope exception. Public business entities may elect to adopt the amendments as of the original effective date; however, if the proposed deferral is approved, adoption is required for annual reporting periods beginning after December 15, 2017. We are currently assessing the impact of the guidance on our consolidated financial statements.

On April 17, 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs , which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability.  Currently, debt issuance costs are recorded as an asset and amortization of these deferred financing costs is recorded in interest expense.  Under the new standard, debt issuance costs will continue to be amortized over the life of the debt instrument and amortization will continue to be recorded in interest expense.  The new standard is effective for the Company on January 1, 2016 and will be applied on a retrospective basis.  The Company is currently evaluating ASU 2015-03, and anticipates a change in our presentation only since the standard does not alter the accounting for debt issuance costs.

The FASB has issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.  The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer's accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets.  ASU 2015-05 is effective for public entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The Company does not anticipate that ASU 2015-05 will have a significant impact on their financial statements.

There have been no other recent accounting standards, or changes in accounting standards, during the three months ended June 30, 2015, as compared to the recent accounting standards described in the Annual Report, that are of material significance, or have potential material significance, to us.

SHOAL GAMES LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six Months ended June 30, 2015 and 2014

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

June 30, 2015	Capitalized Expenses	Accumulated amortization	Net book Value

Trophy Bingo capitalized development expenses	$1,446,038	$723,019	$723,019

December 31, 2014	Capitalized Expenses	Accumulated amortization	Net book Value

Trophy Bingo capitalized development expenses	$1,446,038	$482,013	$964,025

During the 2014 fiscal year, the Company expensed $1,181,382 in development costs. During the quarter ended June 30, 2015, the Company expensed $318,617 (June 30, 2014 - $281,130) in development costs. The Company has incurred $3,259,074 in total development expenses as at June 30, 2015.

SHOAL GAMES LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six Months ended June 30, 2015 and 2014

(Unaudited)

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

The effect of the discontinued operations were as follows:

	Six Months ended June 30, 2015	Six Months ended June 30, 2014	Three Months ended June 30, 2015	Three Months ended June 30, 2014
Cash flows from operating activities:
Discontinued operations	$16,305	$523,077	$-	$266,198

5.    Stockholder's Equity:

(a)        Common stock issuances:

During the quarter ended June 30, 2015, the Company listed on the TSX Venture Exchange with the shares commencing trading on July 2, 2015. No shares were issued during the quarter ended June 30, 2015. The Company incurred listing expenses relating to legal fees, underwriting fees and exchange listing fees of  $130,960 in its listing on the TSX Venture Exchange.

(b)        Stock option plans:

No options were granted or exercised during the period ended June 30, 2015.

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

SHOAL GAMES LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six Months ended June 30, 2015 and 2014

(Unaudited)

6.   Commitments: (Continued)

Minimum lease payments under these operating leases are approximately as follows:

2015	$8,802
2016	16,104
2017	5,368

The Company paid rent expense totaling $5,749 for the quarter ended June 30, 2015 (June 30, 2014 - $6,322).

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2015, and December 31, 2014, are presented below:

	June 30, 2015	December 31, 2014
Deferred tax assets:
Net operating loss carry forwards	$17,424	$17,907

Valuation Allowance	(17,424)	(17,907)
	$-	$-

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

SHOAL GAMES LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six Months ended June 30, 2015 and 2014

(Unaudited)

8.    Related Party Transactions:

The Company has a liability of $nil (December 31, 2014 - $3,937) to a company owned by a current director and officer of the Company for payment of services rendered of $33,000 (June 30, 2014 - $44,146) by the current director and officer of the Company.

The Company has a liability of $4,609 (December 31, 2014 - $3,580) to a current director and officer of the Company for expenses incurred.

The Company has a liability of $23,589 (December 31, 2014 - 23,300) to a company owned by a current director and officer of the Company for payment of services rendered of $22,972 (June 30, 2014 - $25,241) by the current director and officer of the Company.

The Company has a liability of $nil (December 31, 2014 - $nil) to a company owned by a current director and officer of the Company for payment of services rendered of $22,500 (June 30, 2014 - $22,970) by the current director and officer of the Company.

The Company has a liability of $3,074 (December 31, 2014 - $3,313) to a company owned by a current director of the Company for payment of services rendered of $3,077 (June 30, 2014 - $7,681) by the current director of the Company.

The Company has a liability of $1,000 (December 31, 2014 - $10,000), to independent directors of the Company for payment of services rendered. During the quarter ended June 30, 2015, the Company paid $2,000 (June 30, 2014 - $4,500) to the independent directors in director fees.

The Company has a liability of $4,460 (December 31, 2014 - $4,538), to an officer of the Company for payment of services rendered and expenses incurred of $15,777 (June 30, 2014 - $17,304) by the officer of the Company.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

9.    Segmented information:

Revenue

During the quarter ended June 30, 2015, the Company operated in two reportable business segments, firstly the sale of in-app purchases on Trophy Bingo and secondly the selling of advertising on the website.  During the quarter ended June 30, 2014, the Company operated in three reportable business segments, firstly the sale of in-app purchases on Trophy Bingo and secondly the selling of advertising on the website and thirdly the business of marketing games and entertainment based on the game of bingo through its Internet portal, bingo.com, supported mainly by the revenue generated from the deposits received for the games for money.

SHOAL GAMES LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six Months ended June 30, 2015 and 2014

(Unaudited)

9.    Segmented information: (Continued)

The Company had the following revenue by geographical region.

	Six Months ended June 30, 2015	Six Months ended June 30, 2014	Three Months ended June 30, 2015	Three Months ended June 30, 2014
Revenue From Continuing Operations
Advertising revenue
Nordics	$-	$55	$-	$9
Other	8,074	11,352	3,788	4,256
Total advertising revenue	$8,074	$11,407	$3,788	$4,265

Trophy Bingo Revenue
Western Europe	1,570	80	437	43
Central, Eastern and Southern Europe	37	3	36	3
Nordics	158	4	8	2
North America	4,885	446	1,899	113
Other	221	13	85	13
Total Trophy Bingo revenue	6,871	546	2,465	174

Total revenue from continuing operations
Western Europe	$1,570	$80	$437	$43
Central, Eastern and Southern Europe	37	3	36	3
Nordics	158	59	8	11
North America	4,885	446	1,899	113
Other	8,295	11,365	3,873	4,269
Total revenue from continuing operations	$14,945	$11,953	$6,253	$4,439

Gaming revenue from discontinued operations
Gaming revenue
Western Europe	$-	$66,943	$-	$35,428
Central, Eastern and Southern Europe	-	6,735	-	4,417
Nordics	-	887,993	-	383,549
Other	-	6,032	-	3,352
Total gaming revenue from discontinued operations	$-	$967,703	$-	$426,746

Equipment

The Company's equipment is located as follows:

Net Book Value	June 30, 2015	December 31, 2014

Anguilla	$1,763	$2,115
Canada	3,047	3,308
United Kingdom	2,354	2,824
United States of America	851	1,022
	$8,015	$9,269

SHOAL GAMES LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six Months ended June 30, 2015 and 2014

(Unaudited)

10.       Concentrations

Major customers

For the quarter ended June 30, 2015 and 2014 the Company sold in-app purchases on its social bingo site, Trophy Bingo. There was no single player who had purchased more than 10% of the Trophy Bingo revenue.

During the quarter ended June 30, 2015 and 2014, the Company offered limited advertising. Therefore there were no advertising sales representing more than 10% of the total sales.

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

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions. At June 30, 2015, the Company had total cash balances of $1,834,424 (December 31, 2014 - $2,876,386) at financial institutions, where $1,512,573 (December 31, 2014 - $2,526,185) is in excess of federally insured limits.

As of June 30, 2015, the Company had one customer totaling $7,674, who accounted for total accounts receivable greater than 10%. As of December 31, 2014, the Company had one customer, totaling $112,552 who accounted for greater than 10% of the total accounts receivable.

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

We have made a significant investment in the development of Trophy Bingo, and previously in our Internet games plus other forms of entertainment, including an online community, chat rooms, and more.  As a result we have incurred significant losses since inception, and as of June 30, 2015, had an accumulated deficit of $16,829,626.

Effective July 2, 2015, the Company commenced trading on the TSX Venture Exchange as a tier 2 Technology Issuer under the trading symbol "SGW".  The Company also trades on the OTCQB under the trading symbol "SGLDF".

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

Although the Company believes that its approach to estimates and judgments as described herein is reasonable, actual results could differ and the Company may be exposed to increases or decreases in revenue that could be material.  Total software development costs for the development of Trophy Bingo were $3,259,074 as at June 30, 2015 (June 30, 2014 - $1,936,248).

RESULTS OF OPERATIONS

            Revenue

Total revenue from continuing operations for the quarter ended June 30, 2015, increased to $6,253, an increase of 41% from revenue from continuing operations of $4,439 for second quarter of 2014 and a decrease of 28% from revenue of $8,692, in the first quarter of 2015. Revenue from Trophy Bingo for the quarter ended June 30, 2015, increased to $2,465, over revenue from Trophy Bingo of $174 for the second quarter in the prior year and a decrease over revenue from Trophy Bingo of $4,406 in the first quarter of fiscal 2015. The increase in Trophy Bingo revenue compared to the second quarter of fiscal 2014 is due to the Company soft launching Trophy Bingo in the Google Play and Apple App Store in the third quarter of fiscal 2014. The decrease in Trophy Bingo Revenue compared to the first quarter of fiscal 2015 is due to a small initial marketing campaign with the soft launch of Trophy Bingo in the Google Play and Apple App Stores in the first quarter of fiscal 2015 which was discontinued in the second quarter of fiscal 2015.

We earned advertising revenue of $3,788 in the quarter ended June 30, 2015, a decrease of 11% from advertising revenue of $4,265 in the second quarter of 2014 and a decrease of 12% from advertising revenue of $4,286 in the first quarter of 2015.

Gaming Revenue from discontinued operations was $nil, in the quarter ended June 30, 2015, compared Gaming Revenue of $426,746 in the second quarter of 2014.

            Sales and marketing expenses

Sales and marketing expenses from continuing operations were $28,862 for the quarter ended June 30, 2015, a decrease of 36% over expenses of $45,277 in the second quarter of 2014 and a decrease of 38% from expenses of $46,276 in the first quarter of 2015. This decrease in sales and marketing expenses from continuing operations in the second quarter of fiscal 2015 was due to the test marketing expense for the soft launch of Trophy Bingo in the Google play and iOS stores in the second quarter of fiscal 2014 and the first quarter of fiscal 2015.  Selling and marketing expenses from continuing operations principally include publishing services and user acquisition costs to acquire players.

Sales and marketing expenses from discontinued operations were $nil for the quarter ended June 30, 2015, compared to $160,548 in the second quarter of fiscal 2014.

We expect to continue to incur sales and marketing expenses to increase traffic and bring new players to the Trophy Bingo game. There can be no assurances that these expenditures will result in increased traffic or significant additional revenue.

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our office, legal and professional fees, and other general corporate and office expenses. General and administrative expenses increased to $121,867 for the second quarter of 2015, an increase of 149% from costs of $48,861 for the second quarter of 2014 and an increase of 4% from costs of $117,694 in the first quarter of 2015. Effective July 2, 2015, the Company commenced trading on the TSX Venture Exchange as a tier 2 Technology Issuer under the trading symbol "SGW".  This increase in general and administrative expenses compared to the first quarter of fiscal 2015 and the second quarter of fiscal 2014, is due to the fees incurred in the listing on the TSX Venture Exchange.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants and benefits decreased to $108,247 for the quarter ended June 30, 2015, a decrease of 21% compared to salaries, wages, consultants and benefits of $137,394 in the second quarter of 2014 and a decrease of 4%, over salaries, wages, consultants and benefits of $112,573 in the first quarter of 2015. This decrease compared to the second quarter of fiscal 2014 is due lower revenue earned by the Company which therefore affects salaries, wages, consultants and benefits. The decrease compared to the first quarter of fiscal 2015 is due lower consultant charges incurred.

Depreciation and amortization

Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years. Depreciation and amortization decreased to $763 during the quarter ended June 30, 2015, a decrease of 14% over costs of $885 during the same quarter in the prior year and costs of $763 in the first quarter of 2015. This decrease in depreciation and amortization compared to the second quarter of fiscal 2014 is due to the aging of the Company's equipment and the disposal of obsolete equipment.

Trophy Bingo development and amortization

During the quarter ended March 31, 2014, the Company soft-launched Trophy Bingo on Android in selected markets. The Company had a further global release of the Andriod version in the third quarter of 2014 and the iOS version in the fourth quarter of 2014. The Company ceased to capitalize the development of Trophy Bingo and commenced amortizing the capitalized development costs over the life of the game. The Company expensed $318,617 in development costs during the quarter ended June 30, 2015 and amortized $120,503 of the capitalized development costs during the quarter ended June 30, 2015. This compares to $281,130 expensed development costs during the second quarter of 2014 and amortization of $120,503 of the capitalized development costs during the second quarter of 2014 and $313,037 expensed development costs during the first quarter of 2015 and amortization of $120,503 of the capitalized development costs during the first quarter of 2015. This increase in development costs is due to an increase in content and feature development on Trophy Bingo.

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

            Net loss and loss per share

The net loss after taxation from continuing operations for the quarter ended June 30, 2015, amounted to ($666,512), a loss of ($0.01) per share, compared to a net loss from continuing operations of ($616,549) or ($0.01) per share in the quarter ending June 30, 2014 and net loss from continuing operations of ($737,965), or ($0.01) per share in the first quarter of fiscal 2015.

The net loss after taxation and discontinued operations for the quarter ended June 30, 2015, amounted to ($666,512), a loss of ($0.01) per share, compared to a net loss of ($350,351) or ($0.01) per share in the second quarter of fiscal 2014 and net loss of ($721,660) or ($0.01) per share in the first quarter of fiscal 2015.  The increase in net loss compared to the second quarter of fiscal 2014 and the first quarter of fiscal 2015, is due to the increase in the development expenses of Trophy Bingo and the increase in expenses incurred in listing on the TSX Venture Exchange.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $1,834,424 and positive working capital of $1,710,927 at June 30, 2015.  This compares to cash of $2,876,386 and positive working capital of $2,856,230 at December 31, 2014.

During the quarter ended June 30, 2015, we used cash of ($424,360) in operating activities compared to cash provided by operating activities of $124,241 in the same period in the prior year and compared to using cash of ($617,330) in the first quarter of 2015.

During the six months ended June 30, 2015, we used cash of ($1,041,690) in operating activities compared to using cash in operating activities of $174,382 in the same period in the prior year.

Our future capital requirements will depend on a number of factors, including costs associated with the further development of Trophy Bingo, the cost of marketing and player acquisition costs for Trophy Bingo, and the success and acceptance of Trophy Bingo, plus the marketing of our Web portal.

ITEM 4T.       Controls and Procedures

(a)        Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2015. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2015, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings

We are not currently a party to any legal proceeding, and was not a party to any other legal proceeding during the quarter ended June 30, 2015. We are currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the quarter ended June 30, 2015.

ITEM 3.          Defaults Upon Senior Securities

Not applicable.

ITEM 4.          Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders during the period.

ITEM 5.          Other Information

Effective July 2, 2015, the Company commenced trading on the TSX Venture Exchange as a tier 2 Technology Issuer under the trading symbol "SGW".  The Company also trades on the OTCQB under the trading symbol "SGLDF".

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
31.1

Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 14, 2015.

31.2

Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 14, 2015.

32.1	Certification from the Chief Executive Officer of Shoal Games Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 14, 2015.
32.2	Certification from the Chief Financial Officer of Shoal Games Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 14, 2015.

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

(e) Previously filed with the Company's report on Form 8-K on December 26, 2006.

(f) Previously filed with the Company's report on Form 8-K on June 17, 2010.

(g) Previously field with the Company's report on Form 8-K/A on June 18, 2012.

(h) Previously filed with the Company's report on Form 8-K on March 24, 2014.

Reports on Form 8-K.

There were no Form 8-K filed by the Company during the quarter ended June 30, 2015

Reports Subsequent to the quarter ended June 30, 2015.

Subsequent to the quarter ended June 30, 2015, the Company filed Schedule 14A for the Annual General Meeting on September 23, 2015.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 14, 2015	SHOAL GAMES LTD.
(Registrant)
Date:	August 14, 2015	/S/ J.M. Williams
J. M. Williams, Chief Executive Officer, and President (Principal Executive Officer)
Date:	August 14, 2015	/S/ H. W. Bromley
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

(c)  Evaluated the effectiveness of Shoal Games Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of June 30, 2015, covered by this quarterly report based on such evaluation; and

(d)  Disclosed in this report any change Shoal Games Ltd.'s internal control over financial reporting that occurred during Shoal Games Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Shoal Games Ltd.'s internal control over financial reporting; and

5.   Shoal Games Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Shoal Games Ltd.'s auditors and the audit committee of Shoal Games Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ J. M. Williams                                                                 Date: August 14, 2015

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

(c)  Evaluated the effectiveness of Shoal Games Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of June 30, 2015, covered by this quarterly report based on such evaluation; and

(d)  Disclosed in this report any change Shoal Games Ltd.'s internal control over financial reporting that occurred during Shoal Games Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Shoal Games Ltd.'s internal control over financial reporting; and

5.   Shoal Games Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Shoal Games Ltd.'s auditors and the audit committee of Shoal Games Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ H. W. Bromley                                                                                Date: August 14, 2015

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Shoal Games Ltd. (the "Company") on Form 10-Q for the period ended June 30, 2015, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        August 14, 2015

A signed original of this written statement required by Section 906 has been provided to Shoal Games Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Shoal Games Ltd. (the "Company") on Form 10-Q for the period ended June 30, 2015, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        August 14, 2015

A signed original of this written statement required by Section 906 has been provided to Shoal Games Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.