Form 10-Q
period 2015-09-30
SHOAL GAMES LTD.
filed 2015-11-13
CIK 1318482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer's common stock, no par value per share, was 56,197,703 as of November 13, 2015.

SHOAL GAMES LTD

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2015

ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
ITEM 4T.	Controls and Procedures.	24
PART II - OTHER INFORMATION		26
ITEM 1.	Legal Proceedings	26
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
ITEM 3.	Defaults Upon Senior Securities	26
ITEM 4.	Submission of Matters to a Vote of Security Holders	26
ITEM 5.	Other Information	27
ITEM 6.	Exhibits and reports on Form 8-K	28
EXHIBITS		31
SIGNATURES		30
CERTIFICATIONS		31
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		33

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements.

SHOAL GAMES LTD. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

As at	September 30, 2015	December 31, 2014

Assets
Current assets:
Cash	$1,373,007	$2,876,386
Accounts receivable less allowance for doubtful accounts $nil (December 31, 2014 - $nil)	10,518	122,056
Prepaid expenses	15,338	14,367
Total Current Assets	1,398,863	3,012,809

Equipment, net	7,252	9,269

Other assets (Note 3)	602,516	964,025

Security deposits	9,258	10,642

Deferred tax asset, less valuation allowance of $17,225 (December 31, 2014 - $17,907) (Note 7)	-	-

Total Assets	$2,017,889	$3,996,745

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$129,128	$35,013
Accrued liabilities	80,922	72,898
Accounts payable and accrued liabilities - related party (Note 8)	37,206	48,668
Total Current Liabilities	247,256	156,579

Commitments (Note 6)

Stockholders' equity (Note 5):
Common stock, no par value, unlimited shares authorized, 56,197,703 shares issued and outstanding (December 31, 2014 - 55,682,703)	19,334,290	19,257,040
Accumulated deficit	(17,588,237)	(15,441,454)
Accumulated other comprehensive income: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	1,770,633	3,840,166

Total Liabilities and Stockholders' Equity	$2,017,889	$3,996,745

See accompanying notes to the consolidated financial statements.

SHOAL GAMES LTD. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

For Periods Ended September 30, 2015 and 2014

(Unaudited)

	Nine Months ended September 30, 2015	Nine Months ended September 30, 2014	Three Months ended September 30, 2015	Three Months ended September 30, 2014

Advertising revenue	$9,290	$17,550	$1,216	$6,143
Trophy Bingo revenue	16,785	2,710	9,914	2,164
Total revenue	26,075	20,260	11,130	8,307

Cost of sales:
Trophy Bingo amortization (Note 3)	361,509	361,510	120,503	120,504
Total cost of sales	361,509	361,510	120,503	120,504

Gross loss	(335,434)	(341,250)	(109,373)	(112,197)

Operating expenses:
Depreciation and amortization	2,289	2,494	763	885
Directors fees	7,500	9,500	3,500	2,500
General and administrative	318,959	155,201	79,398	45,904
Salaries, wages, consultants and benefits	328,453	405,168	107,633	116,690
Selling and marketing	212,404	171,439	137,266	55,016
Trophy Bingo development (Note 3)	934,816	832,714	303,162	342,504
Total operating expenses	1,804,421	1,576,516	631,722	563,499

Loss before other income (expense) and income taxes	(2,139,855)	(1,917,766)	(741,095)	(675,696)

Other income (expense):
Foreign exchange loss	(24,034)	(19,526)	(17,779)	(35,262)
Interest and other income	801	316	263	102

Loss from continuing operations before income taxes	(2,163,088)	(1,936,976)	(785,611)	(710,856)

Income tax expense	-	(45)	-	(45)
Loss from continuing operations	(2,163,088)	(1,937,021)	(785,611)	(710,901)

Discontinued operations: (Note 4)
Gaming revenue	-	1,344,997	-	377,294
Gain from the sale of the domain name	16,305	-	-	-
Selling and marketing	-	(569,929)	-	(125,303)
Loss after tax	$(2,146,783)	$(1,161,953)	$(785,611)	$(458,910)

Other comprehensive income (loss)	-	-	-	-

Comprehensive loss	$(2,146,783)	$(1,161,953)	$(785,611)	$(458,910)

Basic profit (loss) per common share
Continuing operations	$(0.04)	$(0.03)	$(0.01)	$(0.01)
Discontinued operations	$-	$0.01	$-	$0.00

Diluted profit (loss) per common share
Continuing operations	$(0.04)	$(0.03)	$(0.01)	$(0.01)
Discontinued operations	$-	$0.01	$-	$0.00

Weighted average common shares outstanding, basic	55,682,703	69,189,541	55,682,703	69,682,733
Weighted average common shares outstanding, diluted	55,682,703	69,189,541	55,682,703	69,682,733

See accompanying notes to the consolidated financial statements.

SHOAL GAMES LTD. and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the period ended September 30, 2015

(Unaudited)

	Common stock		Accumulated Other Comprehensive income
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2014	55,682,703	$19,257,040	$(15,441,454)	$ 24,580	$3,840,166

Exercise of stock options	515,000	77,250	-	-	77,250

Net loss	-	-	(2,146,783)	-	(2,146,783)
Balance, September 30, 2015	56,197,703	$19,334,290	$ (17,588,237)	$ 24,580	$1,770,633

See accompanying notes to the consolidated financial statements.

SHOAL GAMES LTD. and Subsidiaries

Consolidated Statements of Cash Flows

For the nine month period ended  September 30, 2015 and 2014

(Unaudited)

	2015	2014
Cash flows from operating activities:
Net loss	$(2,146,783)	$(1,161,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,289	2,494
Trophy Bingo amortization	361,509	361,510
Gain from the sale of the domain name	(16,305)	-
Changes in operating assets and liabilities:
Accounts receivable	111,538	52,044
Prepaid expenses	(971)	88,350
Security deposits	1,384	440
Accounts payable and accrued liabilities	106,982	166,821
Net cash used in operating activities	(1,580,357)	(490,294)

Cash flows from investing activities:
Acquisition of equipment	(272)	(3,329)
Software development	-	(51,701)
Net cash used in investing activities	(272)	(55,030)

Cash flows from financing activities:
Exercise of stock options	77,250	9,350
Proceeds from the issuance of shares	-	1,400,000
Net cash provided by financing activities	77,250	1,409,350

Change in cash	(1,503,379)	864,026

Cash, beginning of period	2,876,386	491,203
Cash, end of period	$1,373,007	$1,355,229

Supplementary information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash financing activity	$-	$-
Non-cash investing activity	$-	$-

See accompanying notes to the consolidated financial statements.

SHOAL GAMES LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2015 and 2014

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

Continuing operations

These unaudited interim consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses from operations for the quarters ended September 30, 2015 and 2014, and has an accumulated deficit of $17,588,237 as at September 30, 2015.  This raises substantial doubt about the Company's ability to continue as a going concern.

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

Nine Months ended September 30, 2015 and 2014

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

Significant areas requiring the use of estimates and judgment include the valuation of long-lived assets, software development costs, the collectability of accounts receivable, revenue recognition and the valuation of deferred tax assets.  Actual results may differ significantly from these estimates.

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

SHOAL GAMES LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2015 and 2014

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

Nine Months ended September 30, 2015 and 2014

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

If a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off. Although the Company believes that its approach to estimates and judgments as described herein is reasonable, actual results could differ and the Company may be exposed to increases or decreases in revenue that could be material.  Total software development costs for the development of Trophy Bingo were $3,562,236 as at September 30, 2015 (September 30, 2014 - $2,278,752).

(h)  New accounting pronouncements and changes in accounting policy:

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers.  This was updated by ASU No. 2015-14. This guidance provides a single, comprehensive revenue recognition model for all contracts with customers. The revenue guidance contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard was amended to be effective for the first interim period within annual reporting periods beginning after December 15, 2017 for public entities. The Company does not expect the adoption of this guidance to have a material impact on the Company's financial position or results of operations.

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

Nine Months ended September 30, 2015 and 2014

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

Nine Months ended September 30, 2015 and 2014

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

The FASB has issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.  The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer's accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets.  ASU 2015-05 is effective for public entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The Company does not anticipate that ASU 2015-05 will have a significant impact on its consolidated financial statements.

In September 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments guidance to simplify the accounting for adjustments in a business combination. An acquirer should recognize adjustments to provisional amounts with a corresponding adjustment of goodwill, as well as the effect on earnings of changes in depreciation, amortization or other income effects, in the reporting period in which the adjustments are identified as if the accounting had been completed at the acquisition date. Disclosure is required, by line item, of the amount recorded in current period earnings that

SHOAL GAMES LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2015 and 2014

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(h)  New accounting pronouncements and changes in accounting policy: (Continued)

would have been recorded in previous reporting periods. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015, and requires prospective application. Early adoption is permitted. The Company does not expect this guidance to have a significant impact on its consolidated financial statements.

There have been no other recent accounting standards, or changes in accounting standards, during the three months ended September 30, 2015, as compared to the recent accounting standards described in the Annual Report, that are of material significance, or have potential material significance, to us.

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

September 30, 2015	Capitalized Expenses	Accumulated amortization	Net book Value

Trophy Bingo capitalized development expenses	$1,446,038	$843,522	$602,516

SHOAL GAMES LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2015 and 2014

(Unaudited)

3.    Other assets: (Continued)

December 31, 2014	Capitalized Expenses	Accumulated amortization	Net book Value

Trophy Bingo capitalized development expenses	$1,446,038	$482,013	$964,025

During the 2014 fiscal year, the Company expensed $1,181,382 in development costs. During the quarter ended September 30, 2015, the Company expensed $303,162 (September 30, 2014 - $342,504) in development costs. The Company has incurred $3,562,236 in total development expenses as at September 30, 2015.

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

The effect of the discontinued operations were as follows:

	Nine Months ended September 30, 2015	Nine Months ended September 30, 2014	Three Months ended September 30, 2015	Three Months ended September 30, 2014
Cash flows from operating activities:
Discontinued operations	$16,305	$775,068	$-	$251,991

SHOAL GAMES LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2015 and 2014

(Unaudited)

5.    Stockholders' Equity:

(a)        Common stock issuances:

During the quarter ended June 30, 2015, the Company listed on the TSX Venture Exchange with the shares commencing trading on July 2, 2015. The Company incurred listing expenses relating to legal fees, underwriting fees and exchange listing fees of  $130,960 in its listing on the TSX Venture Exchange.

During the quarter ended September 30, 2015, the holders of stock options exercised their options for 515,000 shares for $77,250 at an exercise price of $0.15 per share.

(b)        Stock option plans:

During the quarter ended September 30, 2015, the holders of stock options exercised their options for 515,000 shares for proceeds of $77,250 at an exercise price of $0.15 per share and 5,000 options expired unexercised. There were no stock options issued and outstanding as at September 30, 2015.

(c)        Escrow shares

In conjunction with the Listing Application for the TSX-V listing, the Company's major shareholders were required to place 33,909,104 common shares of the Company in escrow under the terms of a TSX-V Tier 1 issuer. The Escrow Shares will be released in thirty three percent (33%) tranches on the dates that are six, twelve and eighteen months after the listing date as follows:

Number of shares

Balance July 1, 2015	33,909,104

Released in the quarter ending September 30, 2015	-

Balance September 30, 2015	33,909,104

Shares eligible for release in 2015	(11,303,035)

Balance December 31, 2015	22,606,069

Shares eligible for release in 2016	(22,606,069)

Balance December 31, 2016	-

6.   Commitments:

The Company leases office facilities in Vancouver, British Columbia, Canada, and The Valley, Anguilla, British West Indies. These office facilities are leased under operating lease agreements. The Canadian operating lease expires on April 30, 2017. The Anguillan operating lease automatically renews every 3 months unless 3 months notice is given.

Minimum lease payments under these operating leases are approximately as follows:

2015	$4,461
2016	14,845
2017	4,948

SHOAL GAMES LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2015 and 2014

(Unaudited)

6.   Commitments: (Continued)

The Company paid rent expense totaling $5,449 for the quarter ended September 30, 2015 (September 30, 2014 - $6,337).

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2015, and December 31, 2014, are presented below:

	September 30, 2015	December 31, 2014
Deferred tax assets:
Net operating loss carry forwards	$17,225	$17,907

Valuation Allowance	(17,225)	(17,907)
	$-	$-

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

8.    Related Party Transactions:

The Company has a liability of $1,959 (December 31, 2014 - $3,937) to a company owned by a current director and officer of the Company for payment of services rendered of $33,000 (September 30, 2014 - $41,795)by the current director and officer of the Company.

SHOAL GAMES LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2015 and 2014

(Unaudited)

8.    Related Party Transactions: (Continued)

The Company has a liability of $4,066 (December 31, 2014 - $3,580) to a current director and officer of the Company for expenses incurred.

The Company has a liability of $22,749 (December 31, 2014 - $23,300) to a company owned by a current director and officer of the Company for payment of services rendered of $23,257 (September 30, 2014 - $25,057) by the current director and officer of the Company.

The Company has a liability of $nil (December 31, 2014 - $nil) to a company owned by a current director and officer of the Company for payment of services rendered of $22,500 (September 30, 2014 - $22,527) by the current director and officer of the Company.

The Company has a liability of $nil (December 31, 2014 - $3,313) to a company owned by a current director of the Company for payment of services rendered of $nil (September 30, 2014 - $nil) by the current director of the Company.

The Company has a liability of $4,500 (December 31, 2014 - $10,000), to independent directors of the Company for payment of services rendered. During the quarter ended September 30, 2015, the Company paid $3,500 (September 30, 2014 - $2,500) to the independent directors in director fees.

The Company has a liability of $3,932 (December 31, 2014 - $4,538), to an officer of the Company for payment of services rendered and expenses incurred of $13,588 (September 30, 2014 - $13,876) by the officer of the Company.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

9.    Segmented information:

Revenue

During the quarter ended September 30, 2015, the Company operated in two reportable business segments, firstly the sale of in-app purchases on Trophy Bingo and secondly the selling of advertising on the website.  During the quarter ended September 30, 2014, the Company operated in three reportable business segments, firstly the sale of in-app purchases on Trophy Bingo and secondly the selling of advertising on the website and thirdly the business of marketing games and entertainment based on the game of bingo through its Internet portal, bingo.com, supported mainly by the revenue generated from the deposits received for the games for money.

SHOAL GAMES LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2015 and 2014

(Unaudited)

9.    Segmented information: (Continued)

The Company had the following revenue by geographical region.

	Nine Months ended September 30, 2015	Nine Months ended September 30, 2014	Three Months ended September 30, 2015	Three Months ended September 30, 2014
Revenue From Continuing Operations
Advertising revenue
Nordics	$-	$354	$-	$298
Other	9,290	17,196	1,216	5,845
Total advertising revenue	$9,290	$17,550	$1,216	$6,143

Trophy Bingo Revenue
Western Europe	$4,799	$118	$3,230	$37
Central, Eastern and Southern Europe	50	3	13	-
Nordics	205	54	47	51
North America	10,161	1,920	5,276	1,474
Other	1,570	615	1,348	602
Total Trophy Bingo revenue	$16,785	$2,710	$9,914	$2,164

Total revenue from continuing operations
Western Europe	$4,799	$118	$3,230	$37
Central, Eastern and Southern Europe	50	3	13	-
Nordics	205	408	47	349
North America	10,161	1,920	5,276	1,474
Other	10,860	17,811	2,564	6,447
Total revenue from continuing operations	$26,075	$20,260	$11,130	$8,307

Gaming revenue from discontinued operations
Gaming revenue
Western Europe	$-	$112,187	$-	$45,325
Central, Eastern and Southern Europe	-	9,599	-	2,867
Nordics	-	1,214,855	-	326,864
Other	-	8,356	-	2,238
Total gaming revenue from discontinued operations	$-	$1,344,997	$-	$377,294

Equipment

The Company's equipment is located as follows:

Net Book Value	September 30, 2015	December 31, 2014

Anguilla	$1,586	$2,115
Canada	2,781	3,308
United Kingdom	2,119	2,824
United States of America	766	1,022
	$7,252	$9,269

SHOAL GAMES LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2015 and 2014

(Unaudited)

10.       Concentrations

Major customers

For the quarters ended September 30, 2015 and 2014 the Company sold in-app purchases on its social bingo site, Trophy Bingo. There was no single player who had purchased more than 10% of the Trophy Bingo revenue.

During the quarters ended September 30, 2015 and 2014, the Company offered limited advertising. Therefore there were no advertising sales representing more than 10% of the total sales.

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

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions. At September 30, 2015, the Company had total cash balances of $1,373,007 (December 31, 2014 - $2,876,386) at financial institutions, where $1,044,295 (December 31, 2014 - $2,526,185) is in excess of federally insured limits.

As of September 30, 2015, the Company had three customers totaling $5,704, $2,147 and $1,071, who accounted for total accounts receivable greater than 10%. As of December 31, 2014, the Company had one customer, totaling $112,552 who accounted for greater than 10% of the total accounts receivable.

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

OVERVIEW

Shoal Games Ltd. (the "Company") is primarily in the business of owning and marketing a non-gambling social bingo game called Trophy Bingo.  Trophy Bingo, currently live and available in the Google Play Store and the Apple App Store, is a puppy themed bingo adventure where players must win their way through 120 levels of bingo challenges. The game is free to download and supports in-app purchases for players who find themselves in need of extra bingos or want to engage with the premium power plays contained in the game. We are attempting to create a valuable entertainment social game with an extensive database of active players.

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

We conducted a beta test launch of Trophy Bingo in May 2013, a soft launch of Trophy Bingo in selected countries in January 2014, followed by a global soft launch of the enhanced game on Android in August, 2014 and on iOS in September 2014.  In August 2015, we launched a full global release of a feature complete Trophy Bingo on Android and iOS in September 2015.

We have made a significant investment in the development of Trophy Bingo, and previously in our Internet games plus other forms of entertainment, including an online community, chat rooms, and more.  As a result we have incurred significant losses since inception, and as of September 30, 2015, had an accumulated deficit of $17,588,237.

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

Although the Company believes that its approach to estimates and judgments as described herein is reasonable, actual results could differ and the Company may be exposed to increases or decreases in revenue that could be material.  Total software development costs for the development of Trophy Bingo were $3,562,236 as at September 30, 2015 (September 30, 2014 - $2,278,752).

RESULTS OF OPERATIONS

            Revenue

Total revenue from continuing operations for the quarter ended September 30, 2015, increased to $11,130, an increase of 34% from revenue from continuing operations of $8,307 for third quarter of 2014 and an increase of 78% from revenue of $6,253, in the second quarter of 2015. Revenue from Trophy Bingo for the quarter ended September 30, 2015, increased to $9,914, over revenue from Trophy Bingo of $2,164 for the third quarter in the prior year and an increase over revenue from Trophy Bingo of $2,465 in the second quarter of fiscal 2015. The increase in Trophy Bingo revenue compared to the third quarter of fiscal 2014 and the second quarter of fiscal 2015, is due to the Company launching a full global release of a feature complete Trophy Bingo in the Google Play and Apple App Store in the latter half of the third quarter of fiscal 2015.

We earned advertising revenue of $1,216 in the quarter ended September 30, 2015, a decrease of 80% from advertising revenue of $6,143 in the third quarter of 2014 and a decrease of 68% from advertising revenue of $3,788 in the second quarter of 2015.

Gaming Revenue from discontinued operations was $nil, in the quarter ended September 30, 2015, compared to Gaming Revenue of $377,294 in the third quarter of 2014.

            Sales and marketing expenses

Sales and marketing expenses from continuing operations were $137,266 for the quarter ended September 30, 2015, an increase of 150% over expenses of $55,016 in the third quarter of 2014 and an increase from sales and marketing expenses of $28,862 in the second quarter of 2015. This increase in sales and marketing expenses from continuing operations in the third quarter of fiscal 2015 was due to a larger marketing campaign to attract players to the new Trophy Bingo game. Selling and marketing expenses from continuing operations principally include publishing services and user acquisition costs to acquire players.

Sales and marketing expenses from discontinued operations were $nil for the quarter ended September 30, 2015, compared to $125,303 in the third quarter of fiscal 2014.

We expect to continue to incur sales and marketing expenses to increase traffic and bring new players to the Trophy Bingo game. There can be no assurances that these expenditures will result in increased traffic or significant additional revenue.

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our office, legal and professional fees, and other general corporate and office expenses. General and administrative expenses increased to $79,398 for the third quarter of 2015, an increase of 73% from costs of $45,904 for the third quarter of 2014 and a decrease of 35% from costs of $121,867 in the second quarter of 2015. Effective July 2, 2015, the Company commenced trading on the TSX Venture Exchange as a tier 2 Technology Issuer under the trading symbol "SGW".  This increase in general and administrative expenses compared to the third quarter of fiscal 2014, is due to an increase of fees incurred as a result of the listing on the TSX Venture Exchange. The decrease in general and administrative expenses compared to the second quarter of fiscal 2015, is due to the decrease in legal and other expense incurred with the registration of the Company on the TSX Venture Exchange.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants and benefits decreased to $107,633 for the quarter ended September 30, 2015, a decrease of 8% compared to salaries, wages, consultants and benefits of $116,690 in the third quarter of 2014 and a decrease of 1%, over salaries, wages, consultants and benefits of $108,247 in the second quarter of 2015. This decrease compared to the third quarter of fiscal 2014 and the second quarter of fiscal 2015, is due to lower consultant charges incurred.

Depreciation and amortization

Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years. Depreciation and amortization decreased to $763 during the quarter ended September 30, 2015, a decrease of 14% over costs of $885 during the same quarter in the prior year and costs of $763 in the second quarter of 2015. This decrease in depreciation and amortization compared to the third quarter of fiscal 2014 is due to the aging of the Company's equipment and the disposal of obsolete equipment.

Trophy Bingo development and amortization

During the quarter ended March 31, 2014, the Company soft-launched Trophy Bingo on Android in selected markets. The Company had a further global release of the Andriod version in the third quarter of 2014 and the iOS version in the fourth quarter of 2014. The Company ceased to capitalize the development of Trophy Bingo and commenced amortizing the capitalized development costs over the life of the game. The Company expensed $303,162 in development costs during the quarter ended September 30, 2015 and amortized $120,503 of the capitalized development costs during the quarter ended September 30, 2015. This compares to $342,504 expensed development costs during the third quarter of 2014 and amortization of $120,504 of the capitalized development costs during the third quarter of 2014 and $318,617 expensed development costs during the second quarter of 2015 and amortization of $120,503 of the capitalized development costs during the second quarter of 2015. This decrease in development costs compared to the third quarter of fiscal 2014 and the second quarter of fiscal 2015 is due the decline of the Canadian dollar in relation to the US dollar, despite an increase in development costs charged in Canadian dollars.

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

            Net loss and loss per share

The net loss after taxation from continuing operations for the quarter ended September 30, 2015, amounted to ($785,611), a loss of ($0.01) per share, compared to a net loss from continuing operations of ($710,901) or ($0.01) per share in the quarter ending September 30, 2014 and net loss from continuing operations of ($666,512), or ($0.01) per share in the second quarter of fiscal 2015.

The net loss after taxation and discontinued operations for the quarter ended September 30, 2015, amounted to ($785,611), a loss of ($0.01) per share, compared to a net loss of ($458,910) or ($0.01) per share in the third quarter of fiscal 2014 and net loss of ($666,512) or ($0.01) per share in the second quarter of fiscal 2015.  The increase in net loss compared to the third quarter of fiscal 2014 and the second quarter of fiscal 2015, is due to the increase in the marketing expenses of Trophy Bingo to attract players to the game.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $1,373,007 and positive working capital of $1,151,607 at September 30, 2015.  This compares to cash of $2,876,386 and positive working capital of $2,856,230 at December 31, 2014.

During the quarter ended September 30, 2015, we used cash of ($538,667) in operating activities compared to cash used in operating activities of ($315,912) in the same period in the prior year and compared to using cash of ($424,360) in the second quarter of 2015.

During the nine months ended September 30, 2015, we used cash of ($1,580,357) in operating activities compared to using cash in operating activities of ($490,294) in the same period in the prior year.

Our future capital requirements will depend on a number of factors, including costs associated with the further development of Trophy Bingo, the cost of marketing and player acquisition costs for Trophy Bingo, and the success and acceptance of Trophy Bingo, plus the marketing of our Web portal.

ITEM 4       Controls and Procedures

(a)        Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2015. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2015, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings

We are not currently a party to any legal proceeding, and was not a party to any other legal proceeding during the quarter ended September 30, 2015. We are currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2015, the holders of stock options exercised their options for 515,000 shares for proceeds of $77,250 at an exercise price of $0.15 per share and 5,000 options expired unexercised.

There were no further sales of equity securities during the quarter ended September 30, 2015.

ITEM 3.          Defaults Upon Senior Securities

Not applicable.

ITEM 4.          Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2015, we held our Annual Meeting of Stockholders for the purposes of electing our directors and to ratify the appointment of Davidson & Company LLP, Chartered Professional Accountants, as our independent auditors for the 2015 fiscal year. The Company issued a schedule 14A proxy statement to the shareholders on August 10, 2015.

All nominees for directors were elected and the appointment of auditors was ratified. The voting on each matter is set forth below:

a)         Elected to set the number of directors at 5.

For	Against	Abstain	Not Voted
49,623,047	71,238	6,881	-

b)         Election of the Directors of the Company.

Nominee	For	Against	Abstain	Not Voted
T. M. Williams	47,265,096	4,430	2,431,640	-
J. M. Williams	47,265,346	4,180	2,431,640	-
C. M. Devereux	47,265,346	4,180	2,431,640	-
G. Whitton	47,269,346	180	2,431,640	-
F. Curtis	47,265,346	4,180	2,431,640	-

(c)        Approved the selection of Davidson & Company LLP, Chartered Professional Accountants as the Company's independent auditors for the fiscal year ending December 31, 2015.

For	Against	Abstain	Not Voted
49,700,687	479	-	-

(d)        The ratification of the existing Rolling Stock Option plan was approved.

For	Against	Abstain	Not Voted
47,261,134	8,392	2,431,640	-

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
31.1

Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 13, 2015.

31.2

Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 13, 2015.

32.1	Certification from the Chief Executive Officer of Shoal Games Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 13, 2015.
32.2	Certification from the Chief Financial Officer of Shoal Games Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 13, 2015.

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

(e) Previously filed with the Company's report on Form 8-K on December 26, 2006.

(f) Previously filed with the Company's report on Form 8-K on June 17, 2010.

(g) Previously field with the Company's report on Form 8-K/A on June 18, 2012.

(h) Previously filed with the Company's report on Form 8-K on March 24, 2014.

Reports on Form 8-K.

During the quarter ended September 30, 2015, we filed the following Form 8-K:

- An Form 8-K announcing the results of our Annual General Meeting.

Reports Subsequent to the quarter ended September 30, 2015.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 13, 2015	SHOAL GAMES LTD.
(Registrant)
Date:	November 13, 2015	/S/ J.M. Williams
J. M. Williams, Chief Executive Officer, and President (Principal Executive Officer)
Date:	November 13, 2015	/S/ H. W. Bromley
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

4. Shoal Games Ltd.'s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Shoal Games Ltd., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)   Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)  Evaluated the effectiveness of Shoal Games Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of September 30, 2015, covered by this quarterly report based on such evaluation; and

(d)  Disclosed in this report any change in Shoal Games Ltd.'s internal control over financial reporting that occurred during Shoal Games Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Shoal Games Ltd.'s internal control over financial reporting; and

5.  Shoal Games Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Shoal Games Ltd.'s auditors and the audit committee of Shoal Games Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ J. M. Williams                                                                 Date: November 13, 2015

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

4.  Shoal Games Ltd.'s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)   Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Shoal Games Ltd., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)   Evaluated the effectiveness of Shoal Games Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of September 30, 2015, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change in Shoal Games Ltd.'s internal control over financial reporting that occurred during Shoal Games Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Shoal Games Ltd.'s internal control over financial reporting; and

5.  Shoal Games Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Shoal Games Ltd.'s auditors and the audit committee of Shoal Games Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ H. W. Bromley                                                                                Date: November 13, 2015

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Shoal Games Ltd. (the "Company") on Form 10-Q for the period ended September 30, 2015, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        November 13, 2015

A signed original of this written statement required by Section 906 has been provided to Shoal Games Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Shoal Games Ltd. (the "Company") on Form 10-Q for the period ended September 30, 2015, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        November 13, 2015

A signed original of this written statement required by Section 906 has been provided to Shoal Games Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.