Form 10-K
period 2015-12-31
SHOAL GAMES LTD.
filed 2016-03-17
CIK 1318482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer   [  ]                                             Accelerated filer                      [   ]

Non-accelerated filer     [  ]                                             Smaller reporting company      [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]
State issuer's revenues for its most recent fiscal year. $111,610

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Our common stock is currently quoted on the Over the Counter Markets - The Venture Marketplace ("OTCQB") operated by OTC Markets Group Inc. (http://www.otcmarkets.com/) under the symbol "SGLDF" and on the TSX Venture Exchange in Canada under the symbol "SGW". The closing share price as of March 16, 2016, being US$0.50 per share under the symbol SGLDF on the OTC Markets Group Inc. and CAD$0.69 under the symbol SGW on the TSX Venture Exchange : $28,098,852.

APPLICABLE ONLY TO CORPORATE REGISTRANTS Indicate the number of shares outstanding of the registrant's common stock, no par value per share, was 56,197,703 as of March 16, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

The merger of Bingo.com, Inc. with Shoal Games Ltd., which was approved by the Securities Exchange Commission on March 8, 2005, and is effective on April 7, 2005, is described in the prospectus filed under Rule 424(b) of the Securities Act and the Form S-4, which were filed on March 9, 2005, and March 4, 2005, respectively. The Company filed Form SB2 on September 18, 2007, for the registration of shares originally issued in the private placement. In addition, the Company filed a TSX Venture Exchange Listing Application for the TSX-V listing on June 29, 2015.

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

ITEM 1. BUSINESS

INTRODUCTION

Shoal Games Ltd. (the "Company") owns and markets a non-gambling social bingo game called Trophy Bingo.  Trophy Bingo is an innovative free-to-play mobile game live in the Apple, Google and Amazon App Stores.  Trophy Bingo brings unique gameplay and industry leading monetization techniques to the bingo category which is both high growth and high value.  The game is free to download and supports in-app purchases and in-game advertising for players who want to engage with the premium features contained in the game.  In-game purchases are transactions made from within a mobile game that are processed by the platform provider (Apple iOS; Google Android; Amazon Android).  The worldwide full launch and marketing of Trophy Bingo commenced in the third quarter of 2015 when the latest version of Trophy Bingo was released world-wide in the Apple App Store and Google Play Store on all supported mobile phones and tablet devices.

The Company generates its main source of revenue from players making in-app purchases in Trophy Bingo via the Google Play Store, the Apple App Store and the Amazon Store. An additional source of revenue comes from serving advertising to our user demographic inside the Trophy Bingo game.  Through relationships we have with advertising aggregators and providers, companies pay to have their products and services promoted in our App, or previously, on our web site and in some cases produced residual revenues as their customers continue to play or use their services.

Prior to December 31, 2014 the Company provided a variety of Internet games plus other forms of entertainment, including an online community, chat rooms, and more. This portion of the business was sold to Unibet, plc on December 31, 2014 and can be viewed at www.bingo.com.

We conducted a beta test launch of Trophy Bingo in May 2013, followed by a global soft launch of the enhanced game on Android in August, 2014 and on iOS in September 2014.  Trophy Bingo was released worldwide in the Google Play Store on August 12, 2015, in the Apple App Store on September 3, 2015, and in the Amazon Appstore on November 30, 2015.

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

On January 22, 2015, Bingo.com, Ltd. filed Articles of Amendment with the Anguilla Registrar of Companies changing its name to "Shoal Games Ltd.".  Effective at the open of markets on January 27, 2015, the Common Shares commenced trading under the new trading symbol "SGLDF" on the OTC-QB.

On June 29, 2015, the Company filed a TSX Venture Exchange Listing Application for the TSX-V listing and commenced trading on July 2, 2015, under the symbol "SGW".

We conduct our business through the Anguilla incorporated entity and through our wholly-owned subsidiaries English Bay Office Management Limited ("English Bay"), Shoal Games (UK) plc ("Shoal UK"), Coral Reef Marketing Inc. ("Coral Reef") and Shoal Media Inc.

English Bay was incorporated under the laws of British Columbia, Canada, on February 10, 1998, as 559262 B.C. Ltd. and changed its name to Bingo.com (Canada) Enterprises Inc. on February 11, 1999. It subsequently changed its name to English Bay Office Management Limited on September 8, 2003.

On August 15, 2002, we acquired 99% of the share capital of Shoal UK. Shoal UK was incorporated under the laws of England and Wales on August 18, 2000, as CellStop plc. and changed its name to Bingo.com (UK) plc. on August 5, 2002. During the year ended December 31, 2015, the Company changed the name of the company to Shoal Games (UK) plc.

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

Our common shares are currently quoted on the Over the Counter Markets - The Venture Marketplace ("OTCQB") operated by OTC Markets Group Inc. under the symbol "SGLDF" and on the TSX Venture Exchange in Canada under the symbol "SGW".  We have not been subject to any bankruptcy, receivership or other similar proceedings.

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

Shoal Games Domain Names

We own the domain names Shoalgames.com, Shoalgames.net, Shoalmedia.com, Shoalmedia.net, Trophybingo.com, Trophybingo.net, and Trophybingo.ca.  On January 22, 2015, the Company changed its name from Bingo.com, Ltd. to Shoal Games Ltd. and on January 27, 2015 commenced trading on the OTCQB exchange with the symbol SGLDF. On July 2, 2015, the Company additionally commenced trading on the TSX Venture Exchanged with the symbol "SGW".

BUSINESS OVERVIEW

Our objective is to become a leading social bingo game provider. We intend to leverage the worldwide popularity of bingo with the growth of social games to make Trophy Bingo a top grossing title.

We are in the business of owning and marketing Trophy Bingo, an innovative, non-gambling social bingo game, currently live in the Google Play Store, the Apple App Store and the Amazon Appstore. Trophy Bingo is an innovative free-to-play mobile game live in the Apple, Google and Amazon App Stores.  Trophy Bingo brings unique gameplay and industry leading monetization techniques to the bingo category which is both high growth and high value.  The game is free to download and supports in-app purchases and in-game advertising for players who want to engage with the premium features contained in the game.

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

Upon selling the pay-for-play games to Unibet on December 31, 2014, residual revenues from the advertising revenue from the bingo.com website accounted for approximately 11% of our revenue from continuing operations for the year ended December 31, 2015.

            Social Bingo Business

The Company is now developing a social bingo game called Trophy Bingo on Apple's iOS, Google's Android and Amazon Android systems primarily on smartphones and tablets.  Trophy Bingo was soft launched in August 2014 and launched worldwide in the third quarter of fiscal 2015. Revenue will be generated in the game via in-app purchases for players who find themselves in need of extra bingos or want to engage with the premium power plays contained in the game. Trophy Bingo also offers companies the ability to provide advertising to players in a non-intrusive manner on a pay per view basis to the Company.

The Niche

We continue to work towards positioning ourselves as a leading social bingo game provider.  We believe the size of the worldwide social bingo community and the entertainment offered by Trophy Bingo provide us with an opportunity to build a large loyal base of daily visitors from around the world.

We believe that social bingo games are valuable entertainment in today's mobile-first environment and that mobile bingo games are a compelling entertainment medium for a mass user audience.

BUSINESS STRATEGY

Our objective is to become a leading social bingo game publisher with Trophy Bingo. We are pursuing this objective through the following strategies:

Revenue streams

In year ended December 31, 2015, we earned revenue from the social bingo segment from Trophy Bingo, whereby players make in-app purchases to earn in-game currency which they can then spend on extra bingos or on the premium power plays contained within the game. In addition, Trophy Bingo generates in revenue using a free-to-play strategy where players can choose to watch advertising.

In 2015 we generated 89% of revenue from our social bingo game.

Social Bingo Plans

The Company has a host of new features currently in development that are intended for release in the Trophy Bingo game. The Company intends to complete the software development presently underway before expanding our marketing efforts beyond the current maintenance level.  One of the features in development is a viral social referral system.  Trophy Bingo will contain many social features that are designed to increase the number of players downloading the App which, in turn, decreases our per player acquisition costs.  When marketing does commence, and as the player volume increases, the viral aspects of the game will play an increasingly important role, as they will significantly increase the number of players in Trophy Bingo at no incremental cost to the Company.

Marketing Strategy

Our goal is for Trophy Bingo to become one of the most recognized and most visited social bingo games on the Internet, in the Google Play Store, in the Apple App Store and in the Amazon App Store. We intend to continue building a social community consisting of a dedicated and loyal player base that will support our ability to generate both advertising and in-app purchase revenues.

OPERATIONS

Employees

As of December 31, 2015, we had one full-time employee, not including temporary personnel, consultants, and independent contractors. Since 2006 it has been, and continues to be, the Company's objective to control its costs by retaining consultants, as needed, to provide special expertise in developing internal strategic, marketing, accounting and technical services, while outsourcing our development requirements. None of our employees or consultants are represented by a labor union, and we believe that our relationship with our employees and consultants is good.

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

            Competition

Mobile bingo is a relatively new industry that has been overlooked, underestimated and generally misunderstood by the large players in the social gaming industry.  Bingo has been seen as an "old ladies game" not worthy of a concentrated marketing and development effort.  The biggest successes in the mobile bingo industry have been the niche companies that understand the bingo market and not the larger companies that are, typically, from a video game or gaming background.  Larger operators have acquired the companies behind the leading social bingo games.  Caesars Interactive Entertainment acquired Buffalo Studios, the makers of Bingo Blitz, in 2012 for $53 million.  More recently in 2014, GSN Games purchased Bash Gaming, the makers of Bingo Bash, for $160 million.  The Company views these acquisitions as additional confirmation that the social bingo marketplace is valuable and will support another market entrant.

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

Our primary administrative facility is located in leased space in Vancouver, British Columbia.  During the year ended December 31, 2011, the lease was amended and extended in April 2014. The lease expires April 30, 2017. This facility comprises approximately 463 square feet. The monthly rental is approximately $1,216.

We operate a sales and marketing office in London, United Kingdom.

We believe that these facilities will be adequate to meet our requirements for the near future and that suitable additional space will be available if needed. Other than described above, neither we, nor any of our subsidiaries presently own or lease any other property or real estate.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings and were not a party to any other legal proceeding, during the fiscal year ended December 31, 2015. We are currently not aware of any legal proceedings proposed to be initiated against us. However, from time-to-time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our Annual Meeting of Stockholders in Anguilla on September 23, 2015, all matters were unanimously approved. There were no submissions of matters to a vote of security holders during the third and fourth quarter of 2015.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the TSX Venture Exchange in Canada under the symbol "SGW" and on the Over the Counter Markets - The Venture Marketplace ("OTCQB") operated by OTC Markets Group Inc. under the symbol "SGLDF".

On March 19, 1997, our common stock was approved for trading on the National Association of Securities Dealers OTC Bulletin Board (the "OTCBB") under the symbol "PGLB".  In January 1999, when we changed our name to Bingo.com, Inc., our OTCBB symbol was changed to "BIGG".  On July 26, 1999, we changed our trading symbol from "BIGG" to "BIGR". On April 7, 2005, Bingo.com, Inc. completed a merger with its wholly- owned subsidiary Bingo.com, Ltd. The principal reason for Bingo.com, Inc.'s merger with its subsidiary Bingo.com, Ltd. was to facilitate Bingo.com, Inc.'s reincorporation under the International Business Companies Act of Anguilla, B.W.I. Effective April 7, 2005, the shares of Bingo.com, Ltd. began trading under the new ticker symbol "BNGOF". In 2011, we transferred to the Over the Counter Markets - The Venture Marketplace ("OTCQB") operated by OTC Markets Group Inc., whilst continuing our ticker symbol "BNGOF". The bid quotations set forth below, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions. During the year ended December 31, 2015, the Company changed its name to Shoal Games Ltd. and changed our trading symbol from "BNGOF" to "SGLDF". Effective July 2, 2015, the Company additionally commenced trading on the TSX Venture Exchange in Canada under the symbol "SGW".

Quarter Ended	High (1)	Low (1)
December 31, 2015	$0.75	$0.36
September 30, 2015	$0.75	$0.20
June 30, 2015	$0.53	$0.19
March 31, 2015	$1.00	$0.40
December 31, 2014	$0.80	$0.601
September 30, 2014	$0.80	$0.301
June 30, 2014	$0.54	$0.385
March 31, 2014	$0.45	$0.36

1.             Prices as per Yahoo! TM Finance

On March 16, 2016, the last reported sale price of our common stock, as reported by the OTCQB, was $0.60 per share.

As of March 16, 2016, we believe there are approximately 480 shareholders (including nominees and brokers holding street accounts) of our shares of common stock.

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

On September 30, 2015, option holders exercised their options for 515,000 shares of the Company at $0.15 per share.

Subsequent to the year ended December 31, 2015, the Company commenced a CAD$2 million private placement of 3,333,333 common shares at CAD$0.60 per share. The private placement commenced on February 29, 2016 and will close on April 29, 2016.

Securities authorized for issuance under equity compensation plans.

We have reserved a total of 1,895,000 common shares for issuance under our 1999 stock option plan.  Pursuant to this plan we have nil stock purchase options (2014 - nil) outstanding at December 31, 2015. During the year ended December 31, 2015, there were nil options exercised and nil options expired, issued under the 1999 plan.

We have reserved a total of 5,424,726 common shares for issuance pursuant to grants under the 2001 stock option plan.  Pursuant to this plan we have nil stock purchase options (2014 - nil) outstanding as at December 31, 2015. During the year ended December 31, 2015, there were nil options exercised and nil options expired, issued under the 2001 plan.

We have reserved a total of 2,000,000 common shares for issuance under our 2005 stock option plan.  Pursuant to this plan we have nil stock purchase options (2014 - 520,000) outstanding at December 31, 2015. During the year ended December 31, 2015, there were 515,000 stock options issued under the 2005 plan exercised, hand 5,000 stock options issued under the 2005 plan expired unexercised.

The 1999 and 2001 plans were approved in 2001 by our shareholders and the 2005 plan was approved by our shareholders in 2005.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	6,550,776
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	6,550,776

As of the date of this report no further options have been awarded subsequent to the year ended December 31, 2015.

ITEM 6. SELECTED FINANCIAL DATA.

Consolidated Statement of Operations Data for continuing operations:

		Year Ended December 31,
	2015	2014	2013	2012	2011

Revenue
Advertising revenue	$12,196	$22,655	$25,133	$44,693	$66,705
Trophy Bingo revenue	99,414	9,815	1,256	-	-
Total revenue	111,610	32,470	26,389	44,693	66,705

Trophy Bingo amortization	482,012	482,013	-	-	-
Gross (loss) profit	(370,402)	(449,543)	26,389	44,693	66,705

Operating expenses excluding interest and other income (expenses)	(2,612,194)	(2,221,663)	(780,754)	(594,897)	(1,030,299)
Interest and other income	1,089	510	840	1,258	2,887
Income tax expense	(480)	(848)	(1,666)	(1,008)	(3,692)
Net loss from continuing operations	$(2,981,987)	$(2,671,544)	$(755,191)	$(549,954)	$(964,399)

Discontinued Operations
Gaming revenue	-	1,684,047	1,912,301	1,721,135	1,349,953
Cost of producing revenue	-	-	-	-	-
Gain from the sale of the domain name	16,305	6,677,759	-	-	-
Selling and marketing	-	(628,029)	(1,942,885)	(1,217,416)	(1,074,570)
Net (loss) profit	(2,965,682)	5,062,233	(785,766)	(46,235)	(689,016)

Basic and diluted net loss per share from continuing operations	$(0.05)	$(0.04)	$(0.01)	$(0.01)	$(0.02)
Weighted average common shares outstanding	55,812,511	67,165,374	64,156,392	63,877,703	54,716,388

		Year Ended December 31,
	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:
Cash	$570,086	$2,876,386	$491,203	$876,004	$787,524
Total assets	1,129,526	3,996,745	3,607,123	3,362,054	2,438,967
Total liabilities	177,792	156,579	238,540	105,608	96,291
Total stockholders' equity	951,734	3,840,166	3,368,583	3,256,446	2,342,676
Working capital	454,447	2,856,230	646,015	1,640,713	1,058,631

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

In 2015 we earned 89% of our revenue from our social bingo game Trophy Bingo.  The game is free to download and supports in-app purchases and in-game advertising for players who want to engage with the premium features contained in the game.

Since inception we have made a significant investment in the development of our website, development of Trophy Bingo, purchase of domain names, branding, marketing, maintaining operations and development of Trophy Bingo.  As a result we have incurred significant losses since inception, and as of December 31, 2015, had an accumulated deficit of $18,407,136.

Moving forward, we will continue to control operating costs and expansion costs with the objective to operate profitably and efficiently.

The consolidated statement of operations data for the years ended December 31, 2015, and 2014, and the consolidated balance sheet data as of December 31, 2015, and 2014, are derived from our audited consolidated financial statements included in Item 7 of this report, which have been audited by Davidson and Company LLP, independent auditors. The consolidated statement of operations data for the years ended December 31, 2013, 2012, and 2011, and the consolidated balance sheet data as of December 31, 2013, 2012, and 2011, are derived from audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of results to be expected in any future period.

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

The Company is now focused in growing its social bingo game Trophy Bingo.  During the second quarter of 2013, the Company beta launched Trophy Bingo in selected jurisdictions. During the third quarter of 2014, the Company soft launched Trophy Bingo. Trophy Bingo was released worldwide in the Google Play Store on August 12, 2015, in the Apple App Store on September 3, 2015, and in the Amazon Appstore on November 30, 2015.

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

Revenue Recognition

Trophy Bingo revenues have been recognized from the sale of in-game purchases at the time of purchase. The revenue from in-game advertising is recognized when advertising is served to the player.

Advertising revenues, not generated in Trophy Bingo, have been recognized when collection of the amounts are reasonably assured. Cash received in advance of the advertising campaigns are recorded under unearned revenue.

Gaming revenues have been recognized on the basis of total dollars wagered, less commissions on all games, less all winnings payable to players.

Software Development Costs

Software development costs incurred in the research and development of new software products and enhancements to existing software products for external use are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any software development costs are capitalized and amortized on a straight-line basis over the estimated economic life of the related product. The Company performs an annual review of the estimated economic life and the recoverability of such capitalized software costs. If a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off.  The Company capitalized 100% of its development costs of Trophy Bingo in 2013. Commencing January 1, 2014, the Company commenced amortizing the capitalized software development costs over a period of 3 years and all further development costs have been expensed. The Company performs an annual review of the estimated economic life and the recoverability of such capitalized software costs, using a net realizable value test.

SOURCES OF REVENUE AND REVENUE RECOGNITION

We generate our revenue from the following:

-   The sale of in-app purchases in Trophy Bingo in the Google play, Apple iOS and Amazon App stores.

-   In-game advertising, whereby players watch advertising to gain in-game currency.

-   The sale of advertising on our website. We recognize revenue on this basis based on the amount paid to us upon the delivery and fulfillment of advertising, provided that the collection of the resulting receivable is probable.

-  In 2014, we generated revenue from marketing our website to drive players to our website which under the Unibet Partner Program provides Internet games for money. We recognized revenue on this basis based on the total dollars wagered, including bonus wagered, less commissions on all games less all winnings payable to players.

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

		Three Months Ended
	December 31, 2015	September 30 2015	June 30 2015	March 31 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Advertising revenue	$2,906	$1,216	$3,788	$4,286
Trophy Bingo revenue	82,629	9,914	2,465	4,406
Total Revenue	85,535	11,130	6,253	8,692

Cost of sales
Trophy Bingo amortization	120,503	120,503	120,503	120,503
Gross loss	(34,968)	(109,373)	(114,250)	(111,811)

Operating expenses and other (income) / expenses	783,451	649,238	552,262	626,154
Loss from continuing operations before income taxes	(818,419)	(758,611)	(666,512)	(737,965)

Income tax expense	480	-	-	-
Loss from continuing operations	$(818,899)	$(758,611)	$(666,512)	$(737,965)

Discontinued operations
Gain from the sale of the domain name	-	-	-	16,305
Income/(loss) after tax	$(818,899)	$(758,611)	$(666,512)	$(721,660)

Basic and diluted net income (loss) per share
Continuing operations	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Discontinued operations	-	-	-	$0.00

Weighted average common shares, basic and diluted	56,197,703	55,682,703	55,682,703	55,682,703

		Three Months Ended
	December 31, 2014	September 30 2014	June 30 2014	March 31 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Advertising revenue	$5,105	$6,143	$4,265	$7,142
Trophy Bingo revenue	7,105	2,164	174	372
Total Revenue	12,210	8,307	4,439	7,514

Cost of sales
Trophy Bingo amortization	120,503	120,504	120,503	120,503
Gross loss	(108,293)	(112,197)	(116,064)	(112,989)

Operating expenses and other (income) / expenses	625,427	598,659	500,485	496,582
Loss from continuing operations before income taxes	(733,720)	(710,856)	(616,549)	(609,571)

Income tax expense	803	45	-	-
Loss from continuing operations	$(734,523)	$(710,901)	$(616,549)	$(609,571)

Discontinued operations
Gaming revenue	339,050	377,294	426,746	540,957
Gain from the sale of the domain name	6,677,759	-	-	-
Selling and marketing	(58,099)	(125,303)	(160,549)	(284,078)
Income/(loss) after tax	$6,224,187	$(458,910)	$(350,352)	$(352,692)

Basic and diluted net income (loss) per share
Continuing operations	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Discontinued operations	$0.09	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares, basic and diluted	70,682,703	69,682,733	69,631,329	67,877,703

Our financial statements and related schedules are described under "Item 8. Financial Statements".

RESULTS OF OPERATIONS

Years Ended December 31, 2015 and 2014

            Revenue

Total revenue from continuing operations increased to $111,610 for the year ended December 31, 2015, an increase of 244% over revenue from continuing operations of $32,470 for the same period in the prior year. Revenue from Trophy Bingo increased to $99,414 for the year ended December 31, 2015, over revenue from Trophy Bingo of $9,815 for the same period in the prior year. During the year ended December 31, 2015, the Company launched featured complete Trophy Bingo in the Google Play and Apple App Store in the third quarter of fiscal 2015 and in Amazon App Store in the fourth quarter of 2015. Advertising Revenue decreased to $12,196 for the year ended December 31, 2015, a decrease of 46% over revenue of $22,655 for the same period in the prior year.

Gaming revenue from discontinued operations was $nil for the year ended December 31, 2015 over gaming revenue of $1,684,047 for the same period in the prior year.

            Selling and marketing expenses

Sales and marketing expenses from continuing operations were $549,534 for the year ended December 31, 2015, an increase of 122% over expenses of $247,258 for the same period in the prior year. This increase in sales and marketing expenses from continuing operations in 2015 was due to a larger marketing campaign to attract players to the new Trophy Bingo game. Selling and marketing expenses from continuing operations principally include publishing services and user acquisition costs to acquire players.

Sales and marketing expenses from discontinued operations were $nil for the year ended December 31, 2015, over expenses of $628,029 for the year ended December 31, 2014.

We expect to continue to incur sales and marketing expenses to increase traffic and bring new players to the Trophy Bingo game. There can be no assurances that these expenditures will result in increased traffic or significant additional revenue.

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our office, legal and professional fees, and other general corporate and office expenses. General and administrative expenses increased to $356,647 for the year ended December 31, 2015, an increase of 68% over costs of $212,649 for the previous year. General and administrative expenses have increased in comparison to the prior year due to expenses incurred in listing the Company on the TSX Venture Exchange. These expenses included legal fees, exchange fees and transfer agent fees.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants and benefits expenses decreased to $429,072 during the year ended December 31, 2015, a decrease of 18% over costs of $520,287 for the previous year. Due to the decline in continued and discontinued operations revenue for the year ended December 31, 2015, there was a decline in revenue share commissions paid to certain staff. In addition, certain of the Company's salaries, wages, consultants and benefits expenses are incurred in Canadian Dollars. The decline in the Canadian dollar in relation to the United States dollar has led to a decline in salaries, wages, consultants and benefits expenses for the year ended December 31, 2015.

Depreciation and amortization

Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years.  Depreciation decreased to $3,467 during the year ended December 31, 2015, over depreciation of $3,470 during the prior year. This decrease in depreciation and amortization compared to fiscal 2014, is due to the aging of the Company's equipment and the disposal of obsolete equipment.

Trophy Bingo development and amortization

Commencing January 1, 2014, the Company ceased to capitalize the development costs of Trophy Bingo and commenced amortizing the capitalized development costs over the life of the game. The Company expensed $1,230,216 in Trophy Bingo development costs during the year ended December 31, 2015, an increase of 4% over $1,181,382 of Trophy Bingo development costs in the prior year. In addition, the Company amortized $482,012 (2014 - $482,013) of the capitalized development costs during the year ended December 31, 2015.

Other income and expenses

During the year ended December 31, 2015, the Company has a foreign exchange loss of $33,758 compared to foreign exchange gains of $44,617 in the prior year. These losses are due to the exchange rate movements of the US Dollar compared to the Pound Sterling and the Canadian Dollar.

During the year ended December 31, 2015, we received interest income of $1,089, an increase of 114% compared to interest income of $510 in the prior year. The interest income is received from bank term deposits from investing our cash. The increase in interest income is due to the funds received in the sale of Bingo.com URL and Cash Bingo business in the year ended December 31, 2014.

            Income taxes

The Company incurred income tax expense of $480 during the year ended December 31, 2015, in relation to profits earned in its subsidiaries in different jurisdictions compared to income tax expense of $848 in the prior year. During the year ended December 31, 2005, the Bingo.com, Inc. merged with its subsidiary Bingo.com, Ltd. in Anguilla, British West Indies. Anguilla is a zero tax jurisdiction.

            Sale of domain name

Effective December 31, 2014, the Company sold its URL www.bingo.com and its online gambling business to Unibet Group plc ("Unibet") for total consideration of $8,000,000. The Company received cash consideration of $2,000,000 and redemption of the 15,000,000 common shares of the Company, which were held by Unibet. The 15,000,000 common shares held by Unibet have been returned to the Company's treasury and cancelled. The Company recorded a gain from the sale of $6,677,759 for the year ended December 31, 2014 and $16,305 for the year ended December 31, 2015.

            Net loss and loss per share

The net loss after taxation from continuing operations for the twelve months ended December 31, 2015, amounted to ($2,981,987), a loss of ($0.05) per share, compared to a net loss from continuing operations of ($2,671,544) or a loss of ($0.04) per share in the twelve months ending December 31, 2014.

The net loss after taxation for the twelve months ended December 31, 2015, amounted to ($2,965,682), a loss of ($0.05) per share, compared to a net gain of $5,062,233 or $0.07 per share in the twelve months ending December 31, 2014.  The decrease in net income is due to the sale of the domain name in the year ended December 31, 2014 and expenses incurred in listing the Company on the TSX Venture exchange.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $570,086 and working capital of $454,447 at December 31, 2015. This compares to cash of $2,876,386 and working capital of $2,856,230 at December 31, 2014.

During the year ended December 31, 2015, 515,000 stock options at $0.15 per share was exercised raising $77,250.

During the year ended December 31, 2015, we used cash of $2,383,038 in operating activities compared to using cash of $902,497 in the prior year.

Net cash generated by financing activities was $77,250 in the year ended December 31, 2015, which compares to cash generated by financing activity of $1,409,350 in fiscal 2014. This cash generated by financing activity is due to the cash raised from option holders exercising their options during the year ended December 31, 2015 compared to three private placements placed in the year ended December 31, 2014.

Cash of $512 used in investing activities in fiscal 2015, compared to cash provided by investing activities of $1,878,330 in the prior year. This decrease in cash provided by investing activities is due to sale of the domain name in fiscal 2014.

Our future capital requirements will depend on a number of factors, including costs associated with marketing of our Web portal, the further development of Trophy Bingo, the cost of marketing and player acquisition costs for Trophy Bingo, and the success and acceptance of Trophy Bingo.

            Off Balance Sheet Arrangements

We did not have any Off Balance sheet arrangements for the year ended December 31, 2015 and 2014.

AUDIT COMMITTEE

Our audit committee consists of four directors and reports to the Board of Directors. The audit committee meets regularly throughout the year and met with the independent auditors on March 16, 2016, and approved the financials statements for the year ended December 31, 2015.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SHOAL GAMES LTD. and subsidiaries

Consolidated Financial Statements

Years ended December 31, 2015 and 2014

DAVIDSON & COMPANY LLP                        Chartered Professional Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Shoal Games Ltd.

We have audited the accompanying consolidated financial statements of Shoal Games Ltd. (the "Company"), which comprise the consolidated balance sheets of Shoal Games Ltd. as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shoal Games Ltd as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Shoal Games Ltd. will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, Shoal Games Ltd. has suffered recurring losses from operations.  This matter, along with the other matters set forth in Note 1, indicate the existence of material uncertainties that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"DAVIDSON & COMPANY LLP"
Vancouver, Canada	Chartered Professional Accountants

March 16, 2016

NEXIA

INTERNATIONAL

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, B.C., Canada, V7Y 1G6

Telephone (604) 687-0947 Davidson-co.com

SHOAL GAMES LTD. and subsidiaries

Consolidated Balance Sheets

As at December 31,	2015	2014
Assets
Current assets:
Cash	$570,086	$2,876,386
Accounts receivable, less allowance for doubtful accounts $nil (2014 - $nil) (Note 3)	44,948	122,056
Prepaid expenses	17,205	14,367
Total Current Assets	632,239	3,012,809

Equipment, net (Note 4)	6,314	9,269

Other assets (Note 5)	482,013	964,025

Security deposits	8,960	10,642

Deferred tax asset, less valuation allowance of $17,898 (2014 - $17,907) (Note 9)	-	-

Total Assets	$1,129,526	$3,996,745

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$74,200	$35,013
Accrued liabilities	71,026	72,898
Accounts payable and accrued liabilities - related party (Note 10)	32,566	48,668
Total Current Liabilities	177,792	156,579

Commitments (Note 8)

Stockholders' equity (Note 7):
Common stock, no par value, unlimited shares authorized, 56,197,703 shares issued and outstanding (December 31, 2014 - 55,682,703)	19,334,290	19,257,040
Accumulated deficit	(18,407,136)	(15,441,454)
Accumulated other comprehensive income: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	951,734	3,840,166

Total Liabilities and Stockholders' Equity	$1,129,526	$3,996,745

See accompanying notes to consolidated financial statements.

SHOAL GAMES LTD. and subsidiaries

Consolidated Statements of Operations

Years ended December 31,	2015	2014

Advertising revenue	$12,196	$22,655
Trophy Bingo revenue	99,414	9,815
Total revenue	111,610	32,470

Cost of sales:
Trophy Bingo amortization (Note 5)	482,012	482,013
Total cost of sales	482,012	482,013

Gross loss	(370,402)	(449,543)

Operating expenses:
Depreciation and amortization (Note 4)	3,467	3,470
Directors fees	9,500	12,000
General and administrative	356,647	212,649
Salaries, wages, consultants and benefits	429,072	520,287
Selling and marketing	549,534	247,258
Trophy Bingo development (Note 5)	1,230,216	1,181,382
Total operating expenses	2,578,436	2,177,046

Loss before other income (expense) and income taxes	(2,948,838)	(2,626,589)

Other income (expense):
Foreign exchange loss	(33,758)	(44,617)
Interest and other income	1,089	510

Loss from continuing operations before income taxes	(2,981,507)	(2,670,696)

Income tax expense (Note 9)	(480)	(848)

Loss from continuing operations	$(2,981,987)	$(2,671,544)

Discontinued operations: (Note 6)
Gaming revenue	-	1,684,047
Gain from the sale of the domain name (Note 6)	-	6,677,759
Gain from the sale of the Cash Bingo business	16,305	-
Selling and marketing	-	(628,029)
Income after tax	16,305	5,062,233

Other comprehensive income (loss)	-	-

Comprehensive income (loss)	$(2,965,682)	$5,062,233

Basic and diluted profit (loss) per common share (Note 2)
Continuing operations	$(0.05)	$(0.04)
Discontinued operations	$0.00	$0.11

Weighted average common shares outstanding, basic (Note 2)	55,812,511	69,564,552
Weighted average common shares outstanding, diluted (Note 2)	55,812,511	69,584,417

See accompanying notes to consolidated financial statements.

SHOAL GAMES LTD. and subsidiaries

Consolidated Statements of Stockholders' Equity

Years ended December 31, 2015 and 2014

Common stock			Accumulated Other Comprehensive income
Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2013	67,877,703	$20,097,690	$(16,753,687)	$ 24,580	$3,368,583

Private placement	500,000	200,000	-	-	200,000

Private placement	1,250,000	500,000	-	-	500,000

Exercise of stock options	55,000	9,350			9,350

Private placement	1,000,000	700,000	-	-	700,000

Redemption of shares (Note 6)	(15,000,000)	(2,250,000)	(3,750,000)		(6,000,000)

Net income	-	-	5,062,233	-	5,062,233
Balance, December 31, 2014	55,682,703	$19,257,040	$(15,441,454)	$ 24,580	$3,840,166

Exercise of stock options	515,000	77,250	-	-	77,250

Net loss	-	-	(2,965,682)	-	(2,965,682)
Balance, December 31, 2015	56,197,703	$19,334,290	$(18,407,136)	$ 24,580	$951,734

See accompanying notes to consolidated financial statements.

SHOAL GAMES LTD. and subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31,	2015	2014
Cash flows from operating activities:
Net (loss) income	$(2,965,682)	$5,062,233
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	3,467	3,470
Trophy Bingo amortization	482,012	482,013
Gain from the sale of the domain name	(16,305)	(6,677,759)

Changes in operating assets and liabilities:
Accounts receivable	77,108	159,201
Prepaid expenses	(2,838)	97,728
Other assets	1,682	877
Accounts payable and accrued liabilities	37,518	(30,260)
Net cash used in operating activities	(2,383,038)	(902,497)

Cash flows from investing activities:
Acquisition of equipment	(512)	(4,969)
Proceeds on disposal of domain name, net of transaction costs	-	1,935,000
Software development	-	(51,701)
Net cash (used in) provided by investing activities	(512)	1,878,330

Cash flows from financing activities:
Exercise of stock options	77,250	9,350
Private placement	-	1,400,000
Net cash provided by financing activities	77,250	1,409,350

Change in cash	(2,306,300)	2,385,183

Cash, beginning of year	2,876,386	491,203
Cash, end of year	$570,086	$2,876,386

Supplementary information:
Interest paid	$-	$-
Income taxes paid	$480	$848

Non-cash financing activity	$-	$-
Non-cash investing activity - acquisition and redemption of 15,000,000 common shares on the disposal of the domain name rights through common stock and deficit (Note 6)	$-	$6,000,000

See accompanying notes to consolidated financial statements.

SHOAL GAMES LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

1.    Introduction:

Nature of business

Shoal Games Ltd. (the "Company") was incorporated on January 12, 1987, under the laws of the State of Florida as Progressive General Lumber Corp. On January 22, 1999, the Company changed its name to Bingo.com, Inc. On April 7, 2005, Bingo.com, Inc. completed a merger with its wholly- owned subsidiary Bingo.com, Ltd. The surviving corporation of the merger is Bingo.com, Ltd. which is domiciled in Anguilla, British West Indies. Effective Thursday, April 7, 2005, the shares of Bingo.com, Ltd. began trading under the new ticker symbol "BNGOF". During the year ended December 31, 2015, the Company changed its name to Shoal Games Ltd. and changed its ticker symbol to "SGLDF". Effective July 2, 2015, the Company additionally listed on the TSX Venture Exchange under the symbol "SGW".

Effective December 31, 2014, the Company sold its Internet portal, www.bingo.com and focused on the continued development and marketing of its social bingo game, Trophy Bingo.

During the year ended December 31, 2015, the Company was in the business of owning and marketing a non-gambling social bingo game called Trophy Bingo.  Trophy Bingo is a free-to-play mobile game live in the Apple, Google and Amazon App Stores. The game is free to download and supports in-app purchases and in-game advertising for players who want to engage with the premium features contained in the game.  In-game purchases are transactions made from within a mobile game that are processed by the platform provider (Apple iOS; Google Android; Amazon Android).  The worldwide full launch and marketing of Trophy Bingo commenced in the third quarter of 2015 when the latest version of Trophy Bingo was released world-wide in the Apple App Store and Google Play Store on all supported mobile phones and tablet devices.

Continuing operations

These consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses from operations for the year ended December 31, 2015 and 2014, and has an accumulated deficit of $18,407,136 as at December 31, 2015.  This raises substantial doubt about the Company's ability to continue as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts and settlement of the liability amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and

SHOAL GAMES LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

1.    Introduction: (Continued)

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

2.    Summary of significant accounting policies:

(a)     Basis of presentation:

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") applicable to annual financial information and with the rules and regulations of the United States Securities and Exchange Commission.  The financial statements include the accounts of the Company's wholly-owned subsidiaries, English Bay Office Management Limited (registered in British Columbia, Canada) subsequent to the year ended December 31, 2015, this was renamed Shoal Media (Canada) Inc., Coral Reef Marketing Inc. (registered in Anguilla), Shoal Media Inc. (registered in Anguilla), Bingo.com (Antigua) Inc., Bingo.com (Wyoming) Inc., Bingo Acquisition Corp, and the 99% owned subsidiary, Shoal Games (UK) plc. (registered in the United Kingdom). All inter-company balances and transactions have been eliminated in the consolidated financial statements.

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

(c)     Revenue recognition:

Trophy Bingo revenues have been recognized from the sale of in-game purchases at the time of purchase. The revenue from in-game advertising is recognized when advertising is served to the player.

Advertising revenues, not generated in Trophy Bingo, have been recognized when collection of the amounts are reasonably assured. Cash received in advance of the advertising campaigns are recorded under unearned revenue.

Gaming revenues have been recognized on the basis of total dollars wagered, less commissions on all games, less all winnings payable to players.

SHOAL GAMES LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

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

(e) Accounts receivable:

Trade and other accounts receivable are reported at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable includes receivables from payment processors and trade receivables from customers. The Company estimates doubtful accounts on an item-by-item basis and includes over-aged accounts as part of allowance for doubtful accounts, which are generally ones that are ninety-days overdue.  Bad debt expense, for the year ended December 31, 2015, was $nil (2014 - $nil).

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

(g) Software Development Costs:

Software development costs incurred in the research and development of new software products and enhancements to existing software products for external use are expensed as incurred once technological feasibility has been established. After technological feasibility is established, any software development costs are capitalized and amortized at the greater of the straight-line basis over the estimated economic life of the related product or the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for the related product. Commencing January 1, 2014, the Company obtained technological feasibility and is amortizing the capitalized software development

SHOAL GAMES LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

2.    Summary of significant accounting policies: (Continued)

(g) Software Development Costs:  (Continued)

costs over a period of 3 years. The Company performs an annual review of the estimated economic life and the recoverability of such capitalized software costs, using a net realizable value test.

If a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off. Although the Company believes that its approach to estimates and judgments as described herein is reasonable, actual results could differ and the Company may be exposed to increases or decreases in revenue that could be material.  Total software development costs for the development of Trophy Bingo were $3,857,636 as at December 31, 2015 (December 31, 2014 - $2,627,420).

 (h) Advertising:

The Company expenses the cost of advertising in the period in which the advertising space or airtime is used. Advertising costs from continuing operations charged to selling and marketing expenses in 2015 totaled $549,534 (2014 - $247,258) and advertising costs from discontinued operations charged to selling and marketing expenses in 2015 totaled $nil (2014 - $628,029).

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

SHOAL GAMES LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

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

Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. A total of nil (2014 - nil) stock options were excluded as at December 31, 2015.

SHOAL GAMES LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

2.    Summary of significant accounting policies: (Continued)

(l)   Net (loss) income per share: (Continued)

The earnings per share data for the year ended December 31, 2015 and 2014 are summarized as follows:

	2015	2014
Loss for the year from continuing operations	$(2,981,987)	$(2,671,544)
Income (loss) for the year from discontinued operations	$16,305	$7,733,777

Basic weighted average number of common shares outstanding	55,812,511	69,564,552
Effect of dilutive securities
Stock Options	-	19,865
Diluted weighted average number of common shares outstanding	55,812,511	69,584,417

Basic and diluted (loss) earnings per common share outstanding
Continuing operations	$(0.05)	$(0.04)
Discontinued operations	$0.00	$0.11

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

(n)  New accounting pronouncements and changes in accounting policies:

In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08), Under this revised guidance, only disposals representing a strategic shift in operations, such as a disposal of a major geographic area, a major line of business or a major equity method investment, will be presented as discontinued operations. ASU 2014-08 is effective prospectively for the Company in our first quarter of fiscal 2015, with early adoption permitted. The Company adopted the guidance effective January 1, 2015 and it did not have a material impact on its consolidated financial statements.

SHOAL GAMES LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

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

SHOAL GAMES LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

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

In February 2015, the FASB issued ASU 2015-02, which provides guidance for reporting entities that are required to evaluate whether they should consolidate certain legal entities. In accordance with ASU 2015-02, all legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-02 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

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

On April 17, 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs , which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability.  Currently, debt issuance costs are recorded as an asset and amortization of these deferred financing costs is recorded in interest expense.  Under the new standard, debt issuance costs will continue to be amortized over the life of the debt instrument and amortization will continue to be recorded in interest expense.  The new standard is effective for the Company on January 1, 2016 and will be applied on a retrospective basis.  The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

The FASB has issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing

SHOAL GAMES LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

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

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments guidance to simplify the accounting for adjustments in a business combination. An acquirer should recognize adjustments to provisional amounts with a corresponding adjustment of goodwill, as well as the effect on earnings of changes in depreciation, amortization or other income effects, in the reporting period in which the adjustments are identified as if the accounting had been completed at the acquisition date. Disclosure is required, by line item, of the amount recorded in current period earnings that would have been recorded in previous reporting periods. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015, and requires prospective application. Early adoption is permitted. The Company does not expect this guidance to have a significant impact on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes , which requires deferred income tax liabilities and assets to be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. The guidance is effective for public entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption being permitted. The Company is still assessing the potential impact of ASU 2015-17 on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), which requires that equity investments, except for those accounted for under the equity method or those that result in consolidation of the investee, be measured at fair value, with subsequent changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price

SHOAL GAMES LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

2.    Summary of significant accounting policies: (Continued)

(n)  New accounting pronouncements and changes in accounting policies: (Continued)

changes in orderly transactions for the identical or a similar investment of the same issuer. ASU 2016-01 also impacts the presentation and disclosure requirements for financial instruments. ASU 2016-01 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted only for certain provisions. The Company does not expect that the adoption of ASU 2016-01 will have a material effect on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on the balance sheet. This ASU requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. The ASU does not significantly change the lessees' recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. Lessors' accounting under the ASC is largely unchanged from the previous accounting standard. In addition, the ASU expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach, which includes a number of practical expedients. The provisions of this guidance are effective for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. Management is evaluating the requirements of this guidance and has not yet determined the impact of the adoption on the Company's financial position or results of operations.

There have been no other recent accounting standards, or changes in accounting standards, during the year ended December 31, 2015, as compared to the recent accounting standards described in the Annual Report, that are of material significance, or have potential material significance, to us.

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

SHOAL GAMES LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

2.    Summary of significant accounting policies: (Continued)

(o) Financial instruments: (Continued)

(ii)  Foreign currency risk:

The Company operates internationally, which gives rise to the risk that cash flows may be adversely impacted by exchange rate fluctuations.  The Company has not entered into any forward exchange contracts or other derivative instrument to hedge against foreign exchange risk.

3.    Accounts Receivable:

The accounts receivable as at December 31, 2015, is summarized as follows:

	2015	2014
Accounts receivable	$44,948	$122,056

Provision for doubtful accounts	-	-

Net accounts receivable	$44,948	$122,056

4.   Equipment:

2015	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$105,853	$100,279	$5,574
Furniture and fixtures	7,088	6,348	740
	$112,941	$106,627	$6,314

2014	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$105,341	$96,995	$8,346
Furniture and fixtures	7,088	6,165	923
	$112,429	$103,160	$9,269

Depreciation expense was $3,467 (2014 - $3,470) for the year ended December 31, 2015.

5.  Other assets:

During the year ended December 31, 2012, the Company commenced development of a social bingo game, Trophy Bingo. During the year ended December 31, 2014, the Company soft launched Trophy Bingo. The Company ceased to capitalize the development costs and commenced the amortization of the capitalized development costs over a period of three years.

December 31, 2015	Capitalized Expenses	Accumulated amortization	Net book Value

Trophy Bingo capitalized development expenses	$1,446,038	$964,025	$482,013

SHOAL GAMES LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

5.  Other assets: (Continued)

December 31, 2014	Capitalized Expenses	Accumulated amortization	Net book Value

Trophy Bingo capitalized development expenses	$1,446,038	$482,013	$964,025

During the year ended December 31, 2015, the Company expensed $1,230,216 (December 31, 2014 - $1,181,382) in development costs.

6.   Discontinued operations

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

In addition, the Company disposed its cash bingo business to Unibet Group plc. The Company recognized the gain on the sale of the cash bingo business of $16,305 during the year ended December 31, 2015.

The effect of the discontinued operations were as follows:

	2015	2014
Cash flows from operating activities:
Discontinued operations	$16,305	$(201,223)

Cash flows from investing activities:
Proceeds on disposal of domain name, net of transaction costs	-	1,935,000

Non-cash financing activity
Non-cash investing activity - acquisition and redemption of 15,000,000 common shares on the disposal of the domain name rights through common stock and deficit	-	6,000,000
	$16,305	$7,733,777

SHOAL GAMES LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

7. Stockholders' equity:

The holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company's ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.  The Company's common stock has no par value per common stock.

(a) Common stock issuances:

During the year ended December 31, 2015, the holders of 515,000 stock options exercised their options for 515,000 shares for $77,250 at an exercise price of $0.15 per share.

During the year ended December 31, 2014, the Company repurchased 15,000,000 shares previously issued to Unibet Group Inc. at $0.40 per share. (Note 9) These shares were originally issued at $0.15 per share raising $2,250,000. Effective December 31, 2014, the Company reduced stockholders equity by $2,250,000 and $3,750,000 reduced opening deficit.

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

As at December 31, 2015, there were a total of nil stock options (2014 - nil) outstanding. During the year ended December 31, 2015, there were nil options exercised (2014 - nil) and nil options expired unexercised (2014 - nil).

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

SHOAL GAMES LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

7. Stockholders' equity: (Continued)

(b) Stock option plans: (Continued)

As at December 31, 2015, there were a total of 1,989,700 stock options (2014 - 1,989,700 stock options) issued, of which 1,989,700 (2014 - 1,989,700) had been exercised as at December 31, 2015. During the year ended December 31, 2015, nil options were exercised (2014 - 55,000) and nil (2014 - 550,000) stock options expired unexercised. Therefore as at December 31, 2015, there were nil (2014 - nil) stock options outstanding.

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

As at December 31, 2015, there were a total of nil (2014 - 520,000) stock options outstanding at exercise prices of $0.15 per share. During the year ended December 31, 2015, 515,000 (2014 - nil) stock options were exercised at exercise prices of $0.15 per share raising $77,250. During the year ended December 31, 2015, 5,000 (2014 - 285,000) stock options expired unexercised.

During the year ended December 31, 2012, the expiry date on 285,000 options with an expiry date of February 28, 2012 and an exercise price of $0.27 per share, was extended for a further 2 years.  During the year ended December 31, 2014, these options expired unexercised.

SHOAL GAMES LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

7. Stockholders' equity:

(b) Stock option plans: (Continued)

A summary of stock option activity for the stock option plans for the years ended December 31, 2015 and 2014 are as follows:

	Number of options	Weighted average exercise price
Outstanding, December 31, 2013	1,410,000	$0.19

Granted	-	-
Exercised	(55,000)	0.17
Expired	(835,000)	0.21

Outstanding, December 31, 2014	520,000	$0.15

Granted	-	-
Exercised	(515,000)	0.15
Expired	(5,000)	0.15

Outstanding, December 31, 2015	-	$-

The aggregate intrinsic value for options as of December 31, 2015 was $nil (2014 - $286,000).

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

Minimum lease payments under these operating leases are approximately as follows:

2016	$15,343
2017	4,864

The Company paid rent expense totaling $22,347 for the year ended December 31, 2015 (2014 - $26,052).

The Company has a management consulting agreement with T.M. Williams (Row), Inc., an Anguilla incorporated company, and Mr. T. M. Williams dated August 20, 2001, (the "T.  M. Williams Agreement"), amended February 28, 2002, in connection with the provision of services to the Company by Mr. T. M. Williams.

The agreement was amended during the year ended December 31, 2010 to include a consultancy payment of $11,666 per month payable in arrears. This contract is for the provision of services by Mr. T. M. Williams as Executive Chairman of the Company. During the year ended December 31, 2014, the agreement was amended to provide for a consultancy payment equal to the sum of 6.5% of the total monthly Gross Win of the cash bingo business

SHOAL GAMES LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

8.   Commitments: (Continued)

and 2.5% of the monthly social bingo business with a minimum of $11,000 and a maximum of $25,000 per month.

During the year ended December 31, 2014, the Company entered into an agreement with Jayska Consulting Ltd. and Mr. J. M. Williams, Chief Executive Officer of the Company for the provision of services of Mr. J. M. Williams as Chief Executive Officer of the Company. The Consulting agreement provides for a consultancy payment of GBP5,000 per month payable in arrears. In addition, during the year ended December 31, 2014, the Company entered into an agreement with LVA Media Inc. and Mr. J. M. Williams, for the provision of services of Mr. J. M. Williams as Chief Executive Officer of the Company. The Consulting agreement provides for a consultancy payment equaling the sum of 3% of the total monthly Gross Win of the cash bingo business and 2.5% of the monthly social bingo business with a minimum of $7,500 and a maximum of $25,000 per month.

9.   Income taxes:

The Company is domiciled in the tax-free jurisdiction of Anguilla, British West Indies. The computed benefit / expense differed from the amounts computed by applying the United States of America federal income tax rate of 34 percent and various other rates for other jurisdictions to the pretax income / losses from operations as a result of the following:

	2015	2014
Computed "expected" tax benefit (expense)	$1,008,204	$(1,721,159)
Reduction in income taxes resulting from income taxes in other tax jurisdictions	(1,007,419)	1,721,775
Other	(84)	(149)
Change in taxation rates in other jurisdictions	2,713	2,786
Change in exchange rates	(3,885)	(4,807)
Change in valuation allowance	(9)	706
	$(480)	$(848)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014 are presented below:

	2015	2014
Deferred tax assets:
Net operating loss carry forwards	$17,898	$17,907

Valuation Allowance	(17,898)	(17,907)
	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2015 and 2014, was $17,898 and $17,907, respectively.  The net change in the total valuation allowance was a increase of $9 for the year ended December 31, 2015, and an increase of $706 for the year ended December 31, 2014.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The

SHOAL GAMES LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

9.   Income taxes: (Continued)

ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in assessing the realizability of deferred tax assets.

10.  Related party transactions:

The Company has a liability of $2,391 (2014 - $3,937) to a company owned by a current director and officer of the Company for payment of services rendered of $132,000 (2014 - $174,789) by the current director and officer of the Company.

The Company has a liability of $6,507 (2014 - $3,580) to a current director and officer of the Company for expenses incurred.

The Company has a liability of $14,804 (2014 - $23,300) to a company owned by a current director and officer of the Company for payment of services rendered of $91,734 (2014 - $90,014) by the current director and officer of the Company.

The Company has a liability of $nil (2014 - $nil) to a company owned by a current director and officer of the Company for payment of services rendered of $90,000 (2014 - $96,736) by the current director and officer of the Company.

The Company has a liability of $831 (2014 - $3,313) to a company owned by a current director of the Company for payment of services rendered of $3,948 (2014 - $11,163) by the current director of the Company.

The Company has a liability to Bingo, Inc. for rental of the UK office of $nil (2014 - $nil), for rental expense for the year ended December 31, 2015 of $nil (2014 - $1,045).

The Company has a liability of $6,500 (2014 - $10,000), to independent directors of the Company for payment of services rendered. During the year ended December 31, 2015, the Company paid $9,500 (2014 - $12,000) to the independent directors in director fees.

The Company has a liability of $1,533 (2014 - $4,538), to an officer of the Company for payment of services rendered and expenses incurred of $62,719 (2014 - $71,601) by the officer of the Company.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

11. Segmented information:

The Company operates in two reportable business segments, firstly the sale of in-app purchases on Trophy Bingo and secondly the business of marketing games and entertainment based on the game of bingo through its Internet portal, bingo.com, supported mainly by the revenue generated from the deposits received for the games for money and selling advertising on the

SHOAL GAMES LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

11. Segmented information: (Continued)

website. The revenue for the year ended December 31, 2015 and 2014, has been derived primarily from the revenue generated from the deposits received for the games for money.

The Company had the following revenue by geographical region.

	2015	2014
Revenue From Continuing Operations
Advertising revenue
Nordics	$-	$391
Other	12,196	22,264
Total advertising revenue	$12,196	$22,655

Trophy Bingo Revenue
Western Europe	$23,589	$1,165
Central, Eastern and Southern Europe	55	10
Nordics	468	348
North America	70,453	6,948
Other	4,849	1,344
Total gaming revenue	$99,414	$9,815

Total revenue from continuing operations
Western Europe	$23,589	$1,165
Central, Eastern and Southern Europe	55	10
Nordics	468	739
North America	70,453	6,948
Other	17,045	23,608
Total revenue	$111,610	$32,470

Gaming revenue from discontinued operations
Western Europe	$-	$144,071
Central, Eastern and Southern Europe	-	10,826
Nordics	-	1,518,088
Other	-	11,062
Total gaming revenue from discontinued operations	$-	$1,684,047

            Equipment

The Company's equipment is located as follows:

Net Book Value	2015	2014

Anguilla	$1,410	$2,115
Canada	2,436	3,308
United Kingdom	1,834	2,824
United States of America	634	1,022
	$6,314	$9,269

SHOAL GAMES LTD. and subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2015 and 2014

12. Concentrations:

      Major customers

During the year ended December 31, 2015 and 2014, the Company sold in-app purchases on its social bingo site, Trophy Bingo. There was no single player who had purchased more than 10% of the Trophy Bingo revenue. The Company is reliant on the Google App, iOS App and Amazon App Stores to provide a platform for Trophy Bingo to be played thereon.

During the year ended December 31, 2015 and 2014, the Company offered limited advertising. The Company is reliant on one sales customer who provides the advertising revenue.

For the year ended December 31, 2014, there was no single player on the gaming site who had wagered more than 10% of the total gaming revenue. The Company was reliant on Unibet to provide contracted services pursuant to its Partner Program. These services include the supply and operation of the games (i.e. Bingo and Slots); the development and maintenance of the website, customer support to our players playing on our website www.bingo.com, processing all deposits and collection of those funds and processing all withdrawal requests. The Company has a receivable from Unibet of $nil as at December 31, 2015 (December 31, 2014 - $112,552).

13. Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions.  At December 31, 2015, the Company had total cash balances of $570,086 (2014 - $2,876,386) at financial institutions, where $303,983 (2014 - $2,526,185) is in excess of federally insured limits.

The Company has concentrations of credit risk with respect to accounts receivable, the majority of its accounts receivable are concentrated geographically in the United States amongst a small number of customers.

As of December 31, 2015, the Company had three customers, totaling $40,818 who accounted for greater than 10% of the total accounts receivable. As of December 31, 2014, the Company had one customer, totaling $112,552 who accounted for greater than 10% of the total accounts receivable.

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

There have not been any changes in accountants for the years ended December 31, 2015 and 2014.

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

Our management evaluated of the effectiveness of the Company's internal control over financial reporting as defined in Exchange Act Rule 13a-15(f), based on the framework set forth in the Internal Control-Integrated Framework (1992) issued by the by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, we believe that, as of December 31, 2015, the Company's internal control over financial reporting is effective under the COSO framework.

(c)        Changes in internal controls.

There were no significant changes in our internal controls or other factors that could significantly affect our internal controls during the year ended December 31, 2015, and to the date of filing this annual report.

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers as at December 31, 2015, are as follows:

Name	Age	Position	Audit Committee	Governance Committee	Compensation Committee
T. M. Williams	75	Executive Chairman	X		X
J. M. Williams	40	Chief Executive Officer	X	X
C. M. Devereux	52	Director		X*	X
G. Whitton	79	Non Executive Director	X*	X
F. Curtis	51	Non Executive Director	X		X*
H. W. Bromley	46	Chief Financial Officer

X* - Chairman of Committee

T. M. Williams has served as President, Chief Executive Officer and Chairman from August 20, 2001 until June 16, 2011.  Since June 16, 2011, Mr. Williams has served as the Executive Chairman.  Since 1984, Mr. Williams has served as a principal of T.M. Williams (ROW), Inc., a private consulting firm, and from 1993 until 2008, was Adjunct Professor, Faculty of Commerce and Business Administration at the University of British Columbia.  From 1988 to 1991, he was President and Chief Executive Officer of Distinctive Software, Inc. in Vancouver, BC, and, upon the acquisition of that company by Electronic Arts Inc., North America's largest developer of entertainment software, he became President and Chief Executive Officer of Electronic Arts (Canada) Inc., where he continued until 1993. From 1995 to 2012, Mr. Williams was a director of YM Biosciences, Inc., a biotechnology company, until its acquisition by Gilead Sciences, Inc.  In addition, he is a director of several other private corporations.

Mr. J. M. Williams has served as Vice President, Business Development and Marketing Director from September 2001 until June 16, 2011. Mr. J.M. Williams has been a director since July 26, 2007.  Since June 16, 2011, Mr. J. M. Williams has served as the President and Chief Executive Officer.  Prior to his employment with Shoal Games Ltd., he was a Business Analyst with Blue Zone Inc. (a technology company) and RBC Dominion Securities. Mr. J. M. Williams has a bachelor of Commerce degree from the University of Victoria and a Masters of Business Administration degree, specializing in strategic marketing, from the University of Warwick.  Mr. J. M. Williams is the son of Mr. T. M. Williams, the Company's Executive Chairman.

Mr. C. M. Devereux has served as Vice-President, Corporate Affairs from October 2001 until March 31, 2011.  Since July 26, 2007, Mr. Devereux has served as a director.  Since July 2012, Mr. Devereux has served as the Chief Strategy Officer for Roadhouse Interactive Limited, an online games development company.  From April 2011 to April 2012, Mr. Devereux was the Chief Executive Officer of Greenscape Capital Group Inc., a publicly listed company specializing in providing strategic capital and business advisory services to companies in the environmental space. From May 2000 to September 2001, he was Vice-President, Corporate Affairs at Blue Zone Inc., a technology company.  From 1996 to 2000, he was President of Mill Reef Holdings, a consultancy company. From 1992 to 1997, he practiced corporate / commercial law in private practice. Mr. Devereux has a law degree from Osgoode Hall, Toronto, Canada.

Mr. G. Whitton is now retired, has served as a director since June 10, 2009. He was Chairman and CEO of International Verifact Inc. ("IVI") from 1987 to 2000 prior to its merger with INGENICO of France. IVI was a publicly traded Canadian company which was a major supplier of point of sale terminals and related equipment for the banking, retail, and health care industries in Canada and the USA. From 1979 to 1987 Mr. Whitton was the owner, President and Chairman of Howarth & Smith Ltd., a large typography, printing and data management company which he sold in 1987.  From 1985 to 1987 he was also the President and CEO of Canadian Telecommunications Group which was purchased by British Telecom in 1987.  From 1973 to 1979 Mr. Whitton held senior operating positions with Canada Permanent Trust and CIBC.  From 1962 to 1973 he was with IBM Canada holding various positions in sales, marketing and data center operations.  Mr. Whitton has a Bachelor of Arts degree from the Scottish College of Commerce in 1960.

Ms F. Curtis has served as a director since June 10, 2009. She has served as Compliance Officer and General Corporate Secretary for Counsel Limited, an Anguillian financial services corporation, since 2006.  Ms. Curtis has been working in the financial services industry since 1990.  She started at the brokerage firm, Burns Fry, in Toronto (now Nesbitt Burns, Bank of Montreal). She completed her Canadian Securities Course and became a licensed Securities Broker in 1992. She was educated in England, and attended the University of Toronto, Canada for her undergraduate degree. Ms. Curtis's MBA in Finance & International Affairs was granted by the Rotman School of Business, University of Toronto.

Mr. H. W. Bromley has served as our Chief Financial Officer since July 2002. Mr. Bromley is also the Chief Financial Officer for Roadhouse Interactive Limited (an online games development company).  From 2000 to 2001, Mr. Bromley was a Director and the Group Financial Officer for Agroceres & Co. Ltd. From 1995 - 1999, he was an employee of Ernst & Young working in South Africa and in the United States of America. Mr. Bromley has in addition worked for CitiBank, Unilever PLC, Gerrard and CellStop Sytems Inc. Mr. Bromley is a Chartered Accountant.

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

DIRECTOR COMPENSATION

The Non Executive Directors receive a cash compensation for their services as members of the Board of Directors based on a compensation per meeting. During the year ended December 31, 2015, the Non Executive Directors collectively received compensation of $9,500 (Fiscal 2014 - $12,000). The Executive directors currently do not receive cash compensation for their services as members of the Board of Directors. In addition, both the Non Executive and the Executive Directors are reimbursed for expenses in connection with attendance at Board of Directors meetings and specific business meetings.  Directors are eligible to participate in our stock option plans. Option grants to directors are at the discretion of the Board of Directors acting upon the recommendation of the Compensation committee.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table describes the compensation we paid to our Chief Executive Officer and directors (the "Named Executive Officer").

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-term Compensation
Name and Principal Position	Year	Fees	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options /	All Other Compensation
		$	$	$	$	SARs (#)	$
T.M. Williams -	2015	132,000	-	-	-	-	-
Executive	2014	174,789	-	-	-	-	-
Chairman (1)	2013	140,000	-	-	-	-	-
J. M. Williams	2015	181,734	-	-	-	-	-
CEO (2)	2014	186,749	-	-	-	-	-
	2013	139,421	-	-	-	-	-
H. W. Bromley	2015	62,719	-	-	-	-	-
CFO (3)	2014	71,601	-	-	-	-	-
	2013	62,530	-	-	-	-	-

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

OPTION GRANTS IN THE LAST FISCAL YEAR

During the fiscal year ended December 31, 2015 and 2014, no stock options were granted.  During the year ended December 31, 2015, 515,000 (2014 - 55,000) options were exercised.

During the year ended December 31, 2015, 5,000 options with an exercise price of $0.15 expired unexercised.

During the year ended December 31, 2014, 350,000 executive officer options with an exercise price of $0.27 and 300,000 executive officer options with an exercise price of $0.17 expired unexercised.

STOCK OPTION PLANS

Our 1999 Stock Option Plan has a total of 1,895,000 shares of our common stock reserved for issuance upon exercises of options under the plan. As at December 31, 2015, there were nil options outstanding. Options to purchase 1,637,000 shares remained available for future grant under the 1999 Stock Option Plan.

Our 2001 Stock Option Plan has a total of 5,424,726 shares of our common stock reserved for issuance upon exercises of options under the plan. As at December 31, 2015, there were a total of 1,989,700 stock options with exercise prices ranging from $0.05 to $0.30 per share issued, of which 1,989,700 options have been exercised in total as at December 31, 2015. As at December

31, 2015, there were a total nil options outstanding. Options to purchase 3,435,026 shares remained available for future grant under the 2001 Stock Option Plan as at December 31, 2015.

During the year ended December 31, 2005, the Company's Board of Directors adopted the 2005 stock option plan. The plan was approved by the shareholders at the Annual general meeting held during the year ended December 31, 2005. The Company has reserved a total of 2,000,000 common shares for issuance under the 2005 stock option plan. As at December 31, 2015, there were a total of 521,250 stock options with exercise prices ranging from $0.15 to $0.60 per share issued, of which 521,250 options have been exercised in total as at December 31, 2015. As at December 31, 2015, there were a total of nil stock options outstanding. Options to purchase 1,478,750 shares remained available for future grant under the 2005 Stock Option Plan as at December 31, 2015.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of March 16, 2016, by:

-    each person known by us to beneficially own 5% or more of our outstanding common stock;

-     each of our directors;

-     each of the Named Executive Officers; and

-     all of our directors and Named Executive Officers as a group.

In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or direct the disposition of such security. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or debentures held by that person that are currently exercisable or convertible or exercisable or convertible within 60 days of March 16, 2016, are deemed outstanding.

Percentage of beneficial ownership is based upon 56,197,703 shares of common stock outstanding at March 16, 2016. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
T. M. Williams 262 Smugglers Cove Road Bowen Island, BC V0N 1G0 Canada	18,580,551	(1)	33.06%

J. M. Williams Flat 16 Bridgewater square London, EC2Y 8AG United Kingdom	308,200	(2)	0.55%

C. M. Devereux 10 - 3036 West 4th Avenue Vancouver, BC, V6K 1R4 Canada	154,500	(3)	0.28%

G. Whitton Little Harbour, Box 573 Anguilla, B.W. I.	105,000	(4)	0.19%

F. Curtis Ard Na Mara, Box 1127 Anguilla, B.W. I.	50,000	(5)	0.09%

H. W. Bromley 3851 Edgemont Boulevard North Vancouver BC, V7R 2P9 Canada	375,000	(6)	0.76%

All directors and Named Executive Officers as a group (6 persons)	19,573,251		34.93%

Bingo, Inc. P.O. Box 727, Landsome Road The Valley, Anguilla, B.W.I.	3,596,831	(6)	6.40%

Pendinas Limited Ballacarrick, Pooilvaaish Road Castletown, IM9 4PJ Isle of Man	26,087,999	(7)	46.42%

(1) Includes 15,703,086 shares held directly by Mr. T. M. Williams. Mr. T. M. Williams is a potential beneficiary of certain discretionary trusts that hold approximately 80% of the shares of a private holding company.  If 80% of the shares of common stock beneficially owned by the private holding company are included here, Mr. T. M. William's beneficial ownership increases by 2,857,465 shares, representing 33.06% of the Class.

(2)  Includes, 308,200 shares held directly by Mr. J. M. Williams.

(3)  Includes154,500 shares held directly by Mr. C. M. Devereux.

(4)  Includes 105,000 shares held directly by Mr. G. Whitton.

(5)  Includes 50,000 shares held directly by Ms. F. Curtis.

(6)  Includes, 375,000 shares held directly by Mr. H. W. Bromley.

(7)  Includes 3,596,831 shares held directly by Bingo, Inc., a private holding company.

(8)  Includes 26,087,999 shares held directly by Pendinas Ltd., a company wholly owned by Mr. G. R. Williams. Mr. G. R. Williams is not related to Mr. T. M. Williams nor Mr. J. M. Williams.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has a liability of $2,391 (2014 - $3,937) to a company owned by a current director and officer of the Company for payment of services rendered of $132,000 (2014 - $174,789) by the current director and officer of the Company.

The Company has a liability of $6,507 (2014 - $3,580) to a current director and officer of the Company for expenses incurred.

The Company has a liability of $14,804 (2014 - $23,300) to a company owned by a current director and officer of the Company for payment of services rendered of $91,734 (2014 - $90,014) by the current director and officer of the Company.

The Company has a liability of $nil (2014 - $nil) to a company owned by a current director and officer of the Company for payment of services rendered of $90,000 (2014 - $96,736) by the current director and officer of the Company.

The Company has a liability of $831 (2014 - $3,313) to a company owned by a current director of the Company for payment of services rendered of $3,948 (2014 - $11,163) by the current director of the Company.

The Company has a liability to Bingo, Inc. for rental of the UK office of $nil (2014 - $nil), for rental expense for the year ended December 31, 2015 of $nil (2014 - $1,045).

The Company has a liability of $6,500 (2014 - $10,000), to independent directors of the Company for payment of services rendered. During the year ended December 31, 2015, the Company paid $9,500 (2014 - $12,000) to the independent directors in director fees.

The Company has a liability of $1,533 (2014 - $4,538), to an officer of the Company for payment of services rendered and expenses incurred of $62,719 (2014 - $71,601) by the officer of the Company.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended December 31, 2015, the Company incurred fees of $51,000 (2014 - $51,000) from the principal accountant during fiscal 2015 -  Davidson & Company LLP, $51,000 of these fees related to audit fees (2014 - $51,000).

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

Date:    March 16, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By:       /s/ J. M. Williams                              Chief Executive Officer                 March 16, 2016

J. M. Williams

By:       /s/ H. W. Bromley                            Chief Financial Officer                  March 16, 2016

H. W. Bromley                                 (Principal Financial and

        Principal Accounting Officer)

EXHIBIT 31.1

CERTIFICATIONS

I, J. M. Williams, certify that:

1.  I have reviewed this annual report on Form 10-K of Shoal Games Ltd.;

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

(c)   Evaluated the effectiveness of Shoal Games Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of December 31, 2015, covered by this annual report based on such evaluation; and

(d)   Disclosed in this report any change Shoal Games Ltd.'s internal control over financial reporting that occurred during Shoal Games Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Shoal Games Ltd.'s  internal control over financial reporting; and

5.  Shoal Games Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Shoal Games Ltd.'s  auditors and the audit committee of Shoal Games Ltd.'s  board of directors (or persons performing the equivalent functions):

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

Signed :            /s/ J. M. Williams                                                                     Date : March 16, 2016

J. M. Williams,

Chief Executive Officer,

(Principal Executive Officer)

EXHIBIT 31.2

CERTIFICATIONS

I, H. W. Bromley, certify that:

  I have reviewed this annual report on Form 10-K of Shoal Games Ltd.;

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

(c)   Evaluated the effectiveness of Shoal Games Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of December 31, 2015, covered by this annual report based on such evaluation; and

(d)   Disclosed in this report any change Shoal Games Ltd.'s internal control over financial reporting that occurred during Shoal Games Ltd.'s  most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Shoal Games Ltd.'s  internal control over financial reporting; and

5.  Shoal Games Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Shoal Games Ltd.'s  auditors and the audit committee of Shoal Games Ltd.'s  board of directors (or persons performing the equivalent functions):

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

Signed : /s/ H. W. Bromley                                                                   Date : March 16, 2016

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Shoal Games Ltd. (the "Company") on Form 10-K for the period ended December 31, 2015, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        March 16, 2016

A signed original of this written statement required by Section 906 has been provided to Shoal Games Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Shoal Games Ltd. (the "Company") on Form 10-K for the period ended December 31, 2015, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        March 16, 2016

A signed original of this written statement required by Section 906 has been provided to Shoal Games Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT LIST

The following instruments are included as exhibits to this Report.  Exhibits incorporated by reference are so indicated.

Exhibit Number	Description
4.4	Convertible Debenture between the Company and unrelated parties dated July 2, 2002. (b)
4.5	Common Stock Purchase Warrant between the Company and unrelated parties dated July 2, 2002. (b)
10.2	Asset Purchase Agreement by and between Bingo, Inc. and Progressive Lumber, Corp. dated January 18, 1999. (a)
10.24	Amended Consulting Agreement dated February 28, 2002, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (c)
10.29	Amendment of Asset Purchase Agreement dated July 1, 2002. (d)
10.32	Code of Business Conduct and Ethics dated December 22, 2006. (e)
10.33	Amended Consulting Agreement dated June 16, 2010, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (f)
10.36	The Marketing Service Agreement between the Bingo.com, Ltd. wholly owned subsidiary, Coral Reef Marketing Inc. and with Unibet International Limited dated March 19, 2010. (g)
10.37	Amended Consulting Agreement dated August 1, 2013, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (h)
10.38	Consulting Agreement dated January 1, 2014, between the Company, Jayska Consulting Ltd., and J.M. Williams. (h)
10.39	Consulting Agreement dated January 1, 2014, between the Company, LVA Media Inc., and J.M. Williams. (h)
10.40	Consulting Agreement dated October 1, 2013, between the Company, Devereux Management Ltd., and C. M. Devereux. (h)
10.41	Consulting Agreement dated January 1, 2014, between the Company, Bromley Accounting Services Limited, and H. W. Bromley. (h)
31.1	Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 16, 2016.
31.2	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 16, 2016.
32.1	Certification from the Chief Executive Officer of Shoal Games Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 16, 2016.
32.2	Certification from the Chief Financial Officer of Shoal Games Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 16, 2016.

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