Form 10-Q
period 2016-03-31
SHOAL GAMES LTD.
filed 2016-05-09
CIK 1318482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer's common stock, no par value per share, was 57,702,303 as of May 9, 2016.

SHOAL GAMES LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2016

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements.

SHOAL GAMES LTD. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

As at	March 31, 2016	December 31, 2015

Assets
Current assets:
Cash	$151,697	$570,086
Accounts receivable less allowance for doubtful accounts $nil (December 31, 2015 - $nil)	50,431	44,948
Prepaid expenses	15,518	17,205
Total Current Assets	217,646	632,239

Equipment, net	5,814	6,314

Other assets (Note 3)	361,510	482,013

Security deposits	9,584	8,960

Deferred tax asset, less valuation allowance of $16,364 (December 31, 2015 - $17,898) (Note 7)	-	-

Total Assets	$594,554	$1,129,526

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$171,274	$74,200
Accrued liabilities	88,328	71,026
Accounts payable and accrued liabilities - related party (Note 8)	17,086	32,566
Total Current Liabilities	276,688	177,792

Commitments (Note 6)

Stockholders' equity (Note 5):
Common stock, no par value, unlimited shares authorized, 56,197,703 shares issued and outstanding (December 31, 2015 - 56,197,703)	19,334,290	19,334,290
Accumulated deficit	(19,041,004)	(18,407,136)
Accumulated other comprehensive income: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	317,866	951,734

Total Liabilities and Stockholders' Equity	$594,554	$1,129,526

See accompanying notes to the consolidated financial statements.

SHOAL GAMES LTD. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

For Periods Ended March 31, 2016 and 2015

(Unaudited)

	2016	2015

Total revenue	$110,559	$8,692

Cost of sales:
Trophy Bingo amortization (Note 3)	120,503	120,503
Total cost of sales	120,503	120,503

Gross loss	(9,944)	(111,811)

Operating expenses:
Depreciation and amortization	500	763
Directors fees	2,000	2,000
General and administrative	86,194	117,694
Salaries, wages, consultants and benefits	113,133	112,573
Selling and marketing	201,587	46,276
Trophy Bingo development (Note 3)	217,383	313,037
Total operating expenses	620,797	592,343

Loss before other income (expense) and income taxes	(630,741)	(704,154)

Other income (expense):
Foreign exchange loss	(3,211)	(34,090)
Interest and other income	84	279

Loss from continuing operations before income taxes	(633,868)	(737,965)

Income tax expense	-	-
Loss from continuing operations	(633,868)	(737,965)

Discontinued operations: (Note 4)
Gain from the sale of the domain name	-	16,305
Loss after tax	$(633,868)	$(721,660)

Other comprehensive income (loss)	-	-

Comprehensive loss	$(633,868)	$(721,660)

Basic and diluted profit (loss) per common share
Continuing operations	$(0.01)	$(0.01)
Discontinued operations	-	0.00

Weighted average common shares outstanding, basic	56,197,703	55,682,703
Weighted average common shares outstanding, diluted	56,197,703	55,682,703

See accompanying notes to the consolidated financial statements.

SHOAL GAMES LTD. and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the period ended March 31, 2016

(Unaudited)

	Common stock		Accumulated Other Comprehensive income
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2015	56,197,703	$19,334,290	$(18,407,136)	$ 24,580	$951,734

Net loss	-	-	(633,868)	-	(633,868)
Balance, March 31, 2016	56,197,703	$19,334,290	$ (19,041,004)	$ 24,580	$317,866

See accompanying notes to the consolidated financial statements.

SHOAL GAMES LTD. and Subsidiaries

Consolidated Statements of Cash Flows

For the three month period ended March 31, 2016 and 2015

(Unaudited)

	2016	2015
Cash flows from operating activities:
Net loss	$(633,868)	$(721,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	500	763
Trophy Bingo amortization	120,503	120,503
Gain from the sale of the domain name	-	(16,305)
Changes in operating assets and liabilities:
Accounts receivable	(5,483)	112,891
Prepaid expenses	1,687	(107,272)
Security deposits	(624)	835
Accounts payable and accrued liabilities	98,896	(7,085)
Net cash used in operating activities	(418,389)	(617,330)

Cash flows from investing activities:
Acquisition of equipment	-	(272)
Software development	-	-
Net cash used in investing activities	-	(272)

Change in cash	(418,389)	(617,602)

Cash, beginning of period	570,086	2,876,386
Cash, end of period	$151,697	$2,258,784

Supplementary information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash financing activity	$-	$-
Non-cash investing activity	$-	$-

See accompanying notes to the consolidated financial statements.

SHOAL GAMES LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months ended March 31, 2016 and 2015

(Unaudited)

1.         Basis of Presentation:

The accompanying unaudited financial statements have been prepared by Shoal Games Ltd. ("the Company") in conformity with accounting principles generally accepted in the United States of America ("US GAAP") applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations.  In the opinion of management, the unaudited interim consolidated financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented.  All adjustments are of a normal recurring nature, except as otherwise noted below.  These unaudited interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2015, included in the Company's Annual Report on Form 10-K, filed March 17, 2016, with the Securities and Exchange Commission.  The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Continuing operations

These unaudited interim consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses from operations for the quarters ended March 31, 2016 and 2015, and has an accumulated deficit of $19,041,004 as at March 31, 2016.  This raises substantial doubt about the Company's ability to continue as a going concern.

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

Three Months ended March 31, 2016 and 2015

(Unaudited)

2.         Summary of significant accounting policies:

(a)       Basis of presentation:

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") applicable to annual financial information and with the rules and regulations of the United States Securities and Exchange Commission. The financial statements include the accounts of the Company's wholly-owned subsidiaries, Shoal Media (Canada) Inc. (registered in British Columbia, Canada), Coral Reef Marketing Inc. (registered in Anguilla), Bingo.com (Antigua) Inc., Bingo.com (Wyoming) Inc., Bingo Acquisition Corp, Shoal Media Inc. (registered in Anguilla), and the 99% owned subsidiary, Shoal Games (UK) Plc (registered in the United Kingdom). During the quarter ended March 31, 2016, English Bay Office Management Limited changed its name to Shoal Media (Canada) Inc. All inter-company balances and transactions have been eliminated in the consolidated financial statements.

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

Three Months ended March 31, 2016 and 2015

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

(e)   Impairment of long-lived assets and long-lived assets to be disposed of:

The Company accounts for long-lived assets in accordance with the provisions of ASC 360, Property, Plant and Equipment and ASC 350, Intangibles-Goodwill and Others. During the years presented, the only long-lived assets reported on the Company's consolidated balance sheet are equipment, other assets, and security deposits.  These provisions require that long-lived assets and certain identifiable recorded intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.

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

If a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off. Although the Company believes that its approach to estimates and judgments as described herein is reasonable, actual results could differ and the Company may be exposed to increases or decreases in revenue that could be material.  Total software development costs for the development of Trophy Bingo were $4,075,019 as at March 31, 2016 (March 31, 2015 - $2,940,457).

SHOAL GAMES LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months ended March 31, 2016 and 2015

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(h)   New accounting pronouncements and changes in accounting policy:

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. The new standard will become effective for the Company on January 1, 2018 and the Company has the option to adopt it effective January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net) ("ASU 2016-08"), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. ASU 2016-08 clarifies how an entity should identify the unit of accounting (i.e., the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing ("ASU 2016-10"), which amends certain aspects of the guidance on identifying performance obligations and the implementation guidance on licensing. The Company is evaluating the effect the ASUs will have on its consolidated financial statements and related disclosures. The Company has not yet selected an adoption date, a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation. This guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. Early adoption is permitted. The adoption of ASU 2014-12 did not have a material impact on our financial condition, liquidity or results of operations.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 provides guidance about

SHOAL GAMES LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months ended March 31, 2016 and 2015

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

In November 2014, the FASB issued ASU No. 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. This standard requires an entity to "determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of the relevant facts and circumstances which the hybrid financial instrument was issued or acquired and the potential outcome of the hybrid financial instrument.  ASU 2014-16 is effective for annual periods ending after December 15, 2015 and interim periods thereafter. Early adoption is permitted. The adoption of ASU 2014-16 did not have a material impact on our financial condition, liquidity or results of operations.

In January 2015, the FASB issued ASU 2015-01, which eliminates from GAAP the concept of extraordinary items. If an event or transaction meets the criteria for extraordinary classification, it is segregated from the results of ordinary operations and is shown as a separate item in the income statement, net of tax. ASU 2015-01 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2015-01 did not have a material impact on our financial condition, liquidity or results of operations.

In February 2015, the FASB issued ASU 2015-02, which provides guidance for reporting entities that are required to evaluate whether they should consolidate certain legal entities. In accordance with ASU 2015-02, all legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-02 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2015-02 did not have a material impact on our financial condition, liquidity or results of operations.

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

Three Months ended March 31, 2016 and 2015

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(h)   New accounting pronouncements and changes in accounting policy: (continued)

On April 17, 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs , which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability.  Currently, debt issuance costs are recorded as an asset and amortization of these deferred financing costs is recorded in interest expense.  Under the new standard, debt issuance costs will continue to be amortized over the life of the debt instrument and amortization will continue to be recorded in interest expense.  The new standard is effective for the Company on January 1, 2016 and will be applied on a retrospective basis.  The adoption of ASU 2015-03 did not have a material impact on our financial condition, liquidity or results of operations.

The FASB has issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.  The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer's accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets.  ASU 2015-05 is effective for public entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The adoption of ASU 2015-05 did not have a material impact on our financial condition, liquidity or results of operations.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments guidance to simplify the accounting for adjustments in a business combination. An acquirer should recognize adjustments to provisional amounts with a corresponding adjustment of goodwill, as well as the effect on earnings of changes in depreciation, amortization or other income effects, in the reporting period in which the adjustments are identified as if the accounting had been completed at the acquisition date. Disclosure is required, by line item, of the amount recorded in current period earnings that would have been recorded in previous reporting periods. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015, and requires prospective application. Early adoption is permitted. The adoption of ASU 2015-16 did not have a material impact on our financial condition, liquidity or results of operations.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes , which requires deferred income tax liabilities and assets to be classified as noncurrent on the balance sheet rather than being separated into current and

Page11

SHOAL GAMES LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months ended March 31, 2016 and 2015

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), which requires that equity investments, except for those accounted for under the equity method or those that result in consolidation of the investee, be measured at fair value, with subsequent changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. ASU 2016-01 also impacts the presentation and disclosure requirements for financial instruments. ASU 2016-01 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted only for certain provisions. The Company does not expect that the adoption of ASU 2016-01 will have a material effect on its consolidated financial statements.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products ("ASU 2016-04"). The new standard specifies that liabilities within its scope are considered to be financial liabilities, and amends the guidance in ASC 405-20, Extinguishments of Liabilities, by directing entities to derecognize

SHOAL GAMES LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months ended March 31, 2016 and 2015

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(h)   New accounting pronouncements and changes in accounting policy: (continued)

prepaid stored-value product liabilities based on expected breakage in proportion to the pattern of rights expected to be exercised by the consumer. Derecognition for breakage is permitted only to the extent that it is probable that a significant reversal of recognized breakage will not subsequently occur. The new standard is consistent with the breakage guidance in the new revenue standard. The ASU is effective for annual periods beginning after December 15, 2017, and is applied either using a modified retrospective transition method or retrospectively. Early adoption is permitted. The Company is currently evaluating the expected impact of the adoption of this standard on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued Accounting Standards Update No. 2016-06, Derivatives and Hedging (Topic 815), Contingent Put and Call Options in Debt Instruments ("ASU 2016-06"). The new standard clarifies that an entity is required to assess whether the economic characteristics and risks of embedded put or call options are clearly and closely related to those of their debt hosts only in accordance with the four-step decision sequence in ASU 815, Derivatives and Hedging. For contingently exercisable put or call options, an entity does not have to assess whether the event that triggers the ability to exercise a put or call option is related to interest rates or credit risk of the entity. The ASU does not change the existing criteria for determining when bifurcation of an embedded put or call option in a debt instrument is required. The amendments of this ASU are effective for annual periods beginning after December 15, 2016, with early adoption permitted. Entities are required to apply the guidance to existing debt instruments using a modified retrospective transition method as of the period of adoption. The Company does not expect the adoption of this ASU to have a significant impact on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-07, "Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting." The new standard eliminates the requirement that an investor retroactively apply equity method accounting when an investment that it had accounted for by another method initially qualifies for the equity method. Public business entities should apply the guidance in ASU 2016-07 for annual periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted.  We are currently evaluating the provisions of ASU 2016-07 and assessing the impact on our financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which addresses how companies account for certain aspects of share-based payments to employees. Entities will be required to recognize the income tax effects of awards in the statement of income when the awards vest or are settled, and to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. The ASU

SHOAL GAMES LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months ended March 31, 2016 and 2015

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(h)   New accounting pronouncements and changes in accounting policy: (continued)

also addresses such areas as an accounting policy election for forfeitures and the amount an employer can withhold to cover income taxes and still qualify for equity classification. The amendments in this ASU will be effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

There have been no other recent accounting standards, or changes in accounting standards, during the quarter ended March 31, 2016, as compared to the recent accounting standards described in the Annual Report, that are of material significance, or have potential material significance, to us.

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

Three Months ended March 31, 2016 and 2015

(Unaudited)

3.    Other assets:

During the year ended December 31, 2012, the Company commenced development of a social bingo game. During the quarter ended March 31, 2014, the Company launched Trophy Bingo on Android in selected markets. The Company ceased to capitalize the development costs and commenced the amortization of the capitalized development costs over a period of three years.

March 31, 2016	Capitalized Expenses	Accumulated amortization	Net book Value

Trophy Bingo capitalized development expenses	$1,446,038	$1,084,528	$361,510

December 31, 2015	Capitalized Expenses	Accumulated amortization	Net book Value

Trophy Bingo capitalized development expenses	$1,446,038	$964,025	$482,013

During the 2015 fiscal year, the Company expensed $1,230,216 in development costs. During the quarter ended March 31, 2016, the Company expensed $217,383 (March 31, 2015 - $313,037) in development costs. The Company has incurred $4,075,019 in total development expenses as at March 31, 2016.

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

5.    Stockholders' Equity:

(a)        Common stock issuances:

No shares were issued during the quarter ended March 31, 2016.

Subsequent to the quarter ended March 31, 2016, the Company closed a private placement for 1,504,600 common shares at $0.60 per share which raised proceeds of CAD$ 902,760.

 (b)       Stock option plans:

No options were granted or exercised during the period ended March 31, 2016.

 (c)       Escrow shares

In conjunction with the Listing Application for the TSX-V listing, the Company's major shareholders were required to place 33,909,104 common shares of the Company in escrow under the terms of a TSX-V

SHOAL GAMES LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months ended March 31, 2016 and 2015

(Unaudited)

5.    Stockholders' Equity: (Continued)

Tier 1 issuer. The escrow shares will be released in thirty three percent (33%) tranches on the dates that are six, twelve and eighteen months after the listing date. 11,303,035 was released during the year end December 31, 2015. The Escrow Shares will be released as follows:

Number of shares

Balance December 31, 2015	22,606,069

Released in the quarter ending March 31, 2016	-

Balance March 31, 2016	22,606,069

Shares eligible for release in 2016	(22,606,069)

Balance December 31, 2016	-

6.   Commitments:

The Company leases office facilities in Vancouver, British Columbia, Canada, and The Valley, Anguilla, British West Indies. These office facilities are leased under operating lease agreements. The Canadian operating lease expires on April 30, 2017. The Anguillan operating lease automatically renews every 3 months unless 3 months notice is given.

Minimum lease payments under these operating leases are approximately as follows:

2016	$12,456
2017	5,203

The Company paid rent expense totaling $5,426 for the quarter ended March 31, 2016 (March 31, 2015 - $5,740).

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

Three Months ended March 31, 2016 and 2015

(Unaudited)

7.   Income Taxes:

Shoal Games Ltd. is domiciled in the tax-free jurisdiction of Anguilla, British West Indies. However certain of the Company's subsidiaries incur income taxation.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2016, and December 31, 2015, are presented below:

	March 31, 2016	December 31, 2015
Deferred tax assets:
Net operating loss carry forwards	$16,364	$17,898

Valuation Allowance	(16,364)	(17,898)
	$-	$-

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

8.    Related Party Transactions:

The Company has a liability of $36 (December 31, 2015 - $2,391) to a company owned by a current director and officer of the Company for payment of services rendered of $33,000 (March 31, 2015 - $33,000) by the current director and officer of the Company.

The Company has a liability of $1,903 (December 31, 2015 - $6,507) to a current director and officer of the Company for expenses incurred.

The Company has a liability of $nil (December 31, 2015 - $14,804) to a company owned by a current director and officer of the Company for payment of services rendered of $21,488 (March 31, 2015 - $22,744) by the current director and officer of the Company.

The Company has a liability of $nil (December 31, 2015 - $nil) to a company owned by a current director and officer of the Company for payment of services rendered of $22,500 (March 31, 2015 - $22,500) by the current director and officer of the Company.

The Company has a liability of $nil (December 31, 2015 - $831) to a company owned by a current director of the Company for payment of services rendered of $nil (March 31, 2015 - $nil) by the current director of the Company.

The Company has a liability of $8,500 (December 31, 2015 - $6,500), to independent directors of the Company for payment of services rendered. During the quarter ended March 31, 2016, the Company accrued $2,000 (March 31, 2015 - $2,000) to the independent directors in director fees.

SHOAL GAMES LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months ended March 31, 2016 and 2015

(Unaudited)

8.    Related Party Transactions:

The Company has a liability of $6,647 (December 31, 2015 - $1,533), to an officer of the Company for payment of services rendered and expenses incurred of $19,050 (March 31, 2015 - $22,714) by the officer of the Company.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

9.    Segmented information:

Revenue

During the quarter ended March 31, 2016, the Company operated in one reportable business segment from the sale of in-app purchases on Trophy Bingo.

The Company had the following revenue by geographical region.

	Three Months ended March 31, 2016	Three Months ended March 31, 2015
Total revenue from continuing operations
Western Europe	$14,577	$1,132
Central, Eastern and Southern Europe	10	1
Nordics	408	151
North America	89,849	2,983
Other	5,715	4,425
Total revenue from continuing operations	$110,559	$8,692

Equipment

The Company's equipment is located as follows:

Net Book Value	March 31, 2016	December 31, 2015

Anguilla	$1,293	$1,410
Canada	2,259	2,436
United Kingdom	1,681	1,834
United States of America	581	634
	$5,814	$6,314

10.       Concentrations

Major customers

For the quarters ended March 31, 2016 and 2015 the Company sold in-app purchases on its social bingo site, Trophy Bingo. There was no single player who had purchased more than 10% of the Trophy Bingo revenue.

11.  Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

SHOAL GAMES LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months ended March 31, 2016 and 2015

(Unaudited)

11.  Concentrations of Credit Risk: (Continued)

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions. At March 31, 2016, the Company had total cash balances of $151,697 (December 31, 2015 - $570,086) at financial institutions, where $28,851 (December 31, 2015 - $303,983) is in excess of federally insured limits.

As of March 31, 2016, the Company had two customers totaling $41,360, who accounted for total accounts receivable greater than 10%. As of December 31, 2015, the Company had three customers, totaling $40,818 who accounted for greater than 10% of the total accounts receivable.

The Company controls credit risk through monitoring procedures and receiving prepayments of cash for services rendered.  The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable.

 ITEM 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis or Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below.  Shoal Games Ltd.'s (the "Company", "we", or "us") actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and the Management Discussion and Analysis or plan of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

FORWARD LOOKING STATEMENTS

All statements contained in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference, as well as statements made in press releases and oral statements that may be made by us or by officers, directors or employees acting on our behalf, that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Readers should consider statements that include the terms "believe," "belief," "expect," "plan," "anticipate," "intend" or the like to be uncertain and forward-looking. In addition, all statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin, anticipated expense levels and liquidity and capital resources, constitute forward-looking statements. Particular attention should be paid to the facts of our limited operating history, the unpredictability of our future revenues, our need for and the availability of capital resources, the evolving nature of our business model, and the risks associated with systems development, management of growth and business expansion.  Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear.  Readers should consider the risks more fully described in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the "SEC") and should not place undue reliance on any forward-looking statements.

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

The Company generates its main source of revenue from players making in-app purchases in Trophy Bingo via the Google Play Store, the Apple App Store and the Amazon Store. An additional source of revenue comes from serving advertising to our user demographic inside the Trophy Bingo game.  Through relationships we have with advertising aggregators and providers, companies pay to have their products and services promoted in our App.

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

On December 31, 2014, we sold the gambling business and the bingo.com domain name to Unibet Group plc, and focused the business on the development and marketing of our innovative social bingo game, Trophy Bingo.  During the year ended December 31, 2015, the Company changed its name to Shoal Games Ltd.

We have made a significant investment in the development of Trophy Bingo, and previously in our Internet games plus other forms of entertainment, including an online community, chat rooms, and more.  As a result we have incurred significant losses since inception, and as of March 31, 2016, had an accumulated deficit of $19,041,004.

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

- Software development

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

Although the Company believes that its approach to estimates and judgments as described herein is reasonable, actual results could differ and the Company may be exposed to increases or decreases in revenue that could be material.  Total software development costs for the development of Trophy Bingo were $4,075,019 as at March 31, 2016 (March 31, 2015 - $2,940,457)

RESULTS OF OPERATIONS

            Revenue

Total revenue from continuing operations for the quarter ended March 31, 2016, increased to $110,559, an increase from revenue from continuing operations of $8,692 for first quarter of 2015 and an increase of 29% from revenue of $85,535, in the fourth quarter of 2015. The increase in total revenue compared to the first and fourth quarter of fiscal 2015, is due to the Company launching a full global release of a feature complete Trophy Bingo in the Google Play and Apple App Store in the latter half of the third quarter of fiscal 2015 and an increase in players playing Trophy Bingo.

            Sales and marketing expenses

Sales and marketing expenses from continuing operations were $201,587 for the quarter ended March 31, 2016, an increase over expenses of $46,276 in the first quarter of 2015 and a decrease of 40% from sales and marketing expenses of $337,130 in the fourth quarter of 2015. This increase in sales and marketing expenses from continuing operations in the quarter ended March 31, 2016, compared to the first quarter of fiscal 2015 was due to a larger marketing campaign to attract players to the new Trophy Bingo game. The decrease in selling and marketing expenses from continuing operations in the quarter ended March 31, 2016 compared to the fourth quarter of fiscal 2015, was due to a larger marketing campaign in the fourth quarter of fiscal 2015 to launch the Trophy Bingo game. Selling and marketing expenses from continuing operations principally include publishing services and user acquisition costs to acquire players.

We expect to continue to incur sales and marketing expenses to increase traffic and bring new players to the Trophy Bingo game. There can be no assurances that these expenditures will result in increased traffic or significant additional revenue.

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our office, legal and professional fees, and other general corporate and office expenses. General and administrative expenses decreased to $86,194 for the quarter ended March 31, 2016, a decrease of 27% from costs of $117,694 for the first quarter of fiscal 2015 and an increase of 128% from costs of $37,688 in the fourth quarter of 2015. In the first quarter of fiscal 2015 the Company changed its the name of the Company from Bingo.com, Ltd. to Shoal Games Ltd. This decrease in general and administrative expenses compared to the first quarter of fiscal 2015, is due to the fees incurred in changing the company name. The increase in general and administrative expenses compared to the fourth quarter of fiscal 2015, is due to the legal expenses incurred in preparing the private placement which commenced February 29, 2016 and for the rights issue planned to commence in the second quarter of fiscal 2016.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants and benefits increased to $113,133 for the quarter ended March 31, 2016, compared to salaries, wages, consultants and benefits of $112,573 in the first quarter of 2015 and a increase of 12%, over salaries, wages, consultants and benefits of $100,619 in the fourth quarter of 2015. This increase compared to the first and fourth quarter of fiscal 2015, is due to higher consultant charges incurred.

Depreciation and amortization

Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years. Depreciation and amortization decreased to $500 during the quarter ended March

31, 2016, a decrease of 34% over costs of $763 during the same quarter in the prior year and a decrease of 58% over costs of $1,178 in the fourth quarter of 2015. This decrease in depreciation and amortization compared to the first and fourth quarter of fiscal 2015 is due to the aging of the Company's equipment and the disposal of obsolete equipment.

Trophy Bingo development and amortization

During the quarter ended March 31, 2014, the Company soft-launched Trophy Bingo on Android in selected markets. The Company had a further global release of the Andriod version in the third quarter of 2014 and the iOS version in the fourth quarter of 2014. The Company ceased to capitalize the development of Trophy Bingo and commenced amortizing the capitalized development costs over the life of the game. The Company expensed $217,383 in development costs during the quarter ended March 31, 2016 and amortized $120,503 of the capitalized development costs during the quarter ended March 31, 2016. This compares to $313,037 expensed development costs during the first quarter of 2015 and amortization of $120,503 of the capitalized development costs during the first quarter of 2015 and $295,400 expensed development costs during the fourth quarter of 2015 and amortization of $120,503 of the capitalized development costs during the fourth quarter of 2015. This decrease in development costs compared to the first and fourth quarter of fiscal 2015 is due the decrease of development expenses incurred in the development of Trophy Bingo.

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

            Net loss and loss per share

The net loss after taxation from continuing operations for the quarter ended March 31, 2016, amounted to ($633,868), a loss of ($0.01) per share, compared to a net loss from continuing operations of ($737,965) or ($0.01) per share in the quarter ending March 31, 2015 and net loss from continuing operations of ($818,899), or ($0.01) per share in the fourth quarter of fiscal 2015.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $151,697 and negative working capital of $59,042 at March 31, 2016.  This compares to cash of $570,086 and positive working capital of $454,447 at December 31, 2015.

During the quarter ended March 31, 2016, we used cash of ($418,389) in operating activities compared to cash used in operating activities of ($617,330) in the same period in the prior year and compared to using cash of ($802,681) in the fourth quarter of 2015.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial

Officer, of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2016. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2016, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings

We are not currently a party to any legal proceeding, and was not a party to any other legal proceeding during the quarter ended March 31, 2016. We are currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the quarter ended March 31, 2016.

Subsequent to the quarter ended March 31, 2016, the Company closed a private placement for 1,504,600 common shares at $0.60 per share which raised proceeds of CAD$ 902,760.

ITEM 3.          Defaults Upon Senior Securities

Not applicable.

ITEM 4.          Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders during the period.

ITEM 5.          Other Information

During the quarter ended March 31, 2016, the Company engaged Stockhouse, to facilitate it's CAD$2.0 million private placement of 3,333,333 common shares at CAD$0.60 per share (the "Share Offering"). The Share Offering will be conducted in the provinces of British Columbia, Alberta, Saskatchewan, Manitoba and Ontario with subscribers qualified under the Offering Memorandum exemption available in section 2.9 of National Instrument 45-106.

Subsequent to the quarter ended March 31, 2016, the Company closed a private placement for 1,504,600 common shares at $0.60 per share which raised proceeds of CAD$ 902,760.

ITEM 6.          Exhibits and reports on Form 8-K

Exhibits

The following instruments are included as exhibits to this Report.  Exhibits incorporated by reference are so indicated.

Exhibit Number	Description
4.4	Convertible Debenture between the Company and unrelated parties dated July 2, 2002. (b)
4.5	Common Stock Purchase Warrant between the Company and unrelated parties dated July 2, 2002. (b)
10.2	Asset Purchase Agreement by and between Bingo, Inc. and Progressive Lumber, Corp. dated January 18, 1999. (a)
10.24	Amended Consulting Agreement dated February 28, 2002, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (c)
10.29	Amendment of Asset Purchase Agreement dated July 1, 2002. (d)
10.32	Code of Business Conduct and Ethics dated December 22, 2006. (e)
10.33	Amended Consulting Agreement dated June 16, 2010, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (f)
10.36	The Marketing Service Agreement between the Bingo.com, Ltd. wholly owned subsidiary, Coral Reef Marketing Inc. and with Unibet International Limited dated March 19, 2010. (g)
10.37	Amended Consulting Agreement dated August 1, 2013, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (h)
10.38	Consulting Agreement dated January 1, 2014, between the Company, Jayska Consulting Ltd., and J.M. Williams. (h)
10.39	Consulting Agreement dated January 1, 2014, between the Company, LVA Media Inc., and J.M. Williams. (h)
10.40	Consulting Agreement dated October 1, 2013, between the Company, Devereux Management Ltd., and C. M. Devereux. (h)
10.41	Consulting Agreement dated January 1, 2014, between the Company, Bromley Accounting Services Limited, and H. W. Bromley. (h)
31.1	Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 9, 2016.
31.2	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 9, 2016.
32.1	Certification from the Chief Executive Officer of Shoal Games Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 9, 2016.
32.2	Certification from the Chief Financial Officer of Shoal Games Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 9, 2016.

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

(e) Previously filed with the Company's report on Form 8-K on December 26, 2006.

(f) Previously filed with the Company's report on Form 8-K on June 17, 2010.

(g) Previously field with the Company's report on Form 8-K/A on June 18, 2012.

(h) Previously filed with the Company's report on Form 8-K on March 24, 2014.

Reports on Form 8-K.

There were no Form 8-K filed by the Company during the quarter ended March 31, 2016.

Reports Subsequent to the quarter ended March 31, 2016.

There were no reports subsequent to the quarter ended March 31, 2016.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 9, 2016	SHOAL GAMES LTD.
(Registrant)
Date:	May 9, 2016	/S/ J.M. Williams
J. M. Williams, Chief Executive Officer, and President (Principal Executive Officer)
Date:	May 9, 2016	/S/ H. W. Bromley
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

(c)   Evaluated the effectiveness of Shoal Games Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of March 31, 2016, covered by this quarterly report based on such evaluation; and

(d)  Disclosed in this report any change in Shoal Games Ltd.'s internal control over financial reporting that occurred during Shoal Games Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Shoal Games Ltd.'s internal control over financial reporting; and

5.   Shoal Games Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Shoal Games Ltd.'s auditors and the audit committee of Shoal Games Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ J. M. Williams                                                                 Date: May 9, 2016

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

(c)  Evaluated the effectiveness of Shoal Games Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of March 31, 2016, covered by this quarterly report based on such evaluation; and

(d)  Disclosed in this report any change in Shoal Games Ltd.'s internal control over financial reporting that occurred during Shoal Games Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Shoal Games Ltd.'s internal control over financial reporting; and

5.  Shoal Games Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Shoal Games Ltd.'s auditors and the audit committee of Shoal Games Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ H. W. Bromley                                                                                Date: May 9, 2016

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Shoal Games Ltd. (the "Company") on Form 10-Q for the period ended March 31, 2016, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        May 9, 2016

A signed original of this written statement required by Section 906 has been provided to Shoal Games Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Shoal Games Ltd. (the "Company") on Form 10-Q for the period ended March 31, 2016, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        May 9, 2016

A signed original of this written statement required by Section 906 has been provided to Shoal Games Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.