Form 10-Q
period 2016-06-30
SHOAL GAMES LTD.
filed 2016-08-15
CIK 1318482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer's common stock, no par value per share, was 59,535,637 as of August 15, 2016.

SHOAL GAMES LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2016

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements.

SHOAL GAMES LTD. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

As at	June 30, 2016	December 31, 2015

Assets
Current assets:
Cash	$187,516	$570,086
Accounts receivable less allowance for doubtful accounts $nil (December 31, 2015 - $nil)	37,869	44,948
Prepaid expenses (Note 3)	864,917	17,205
Total Current Assets	1,090,302	632,239

Equipment, net	5,314	6,314

Other assets (Note 4)	241,006	482,013

Security deposits	9,613	8,960

Deferred tax asset, less valuation allowance of $15,692 (December 31, 2015 - $17,898) (Note 8)	-	-

Total Assets	$1,346,235	$1,129,526

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$54,495	$74,200
Accrued liabilities	62,318	71,026
Accounts payable and accrued liabilities - related party (Note 9)	19,170	32,566
Total Current Liabilities	135,983	177,792

Commitments (Note 7)

Stockholders' equity (Note 6):
Common stock, no par value, unlimited shares authorized, 59,535,637 shares issued and outstanding (December 31, 2015 - 56,197,703)	20,847,644	19,334,290
Accumulated deficit	(19,661,972)	(18,407,136)
Accumulated other comprehensive income: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	1,210,252	951,734

Total Liabilities and Stockholders' Equity	$1,346,235	$1,129,526

See accompanying notes to the consolidated financial statements.

SHOAL GAMES LTD. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

For Periods Ended June 30, 2016 and 2015

(Unaudited)

	Six Months ended June 30, 2016	Six Months ended June 30, 2015	Three Months ended June 30, 2016	Three Months ended June 30, 2015

Total revenue	$188,380	$14,945	$77,821	$6,253

Cost of sales:
Trophy Bingo amortization (Note 4)	241,007	241,006	120,504	120,503
Total cost of sales	241,007	241,006	120,504	120,503

Gross loss	(52,627)	(226,061)	(42,683)	(114,250)

Operating expenses:
Depreciation and amortization	1,000	1,526	500	763
Directors fees	4,000	4,000	2,000	2,000
General and administrative	120,604	239,561	34,410	121,867
Salaries, wages, consultants and benefits	219,020	220,820	105,887	108,247
Selling and marketing	368,345	75,138	166,758	28,862
Trophy Bingo development (Note 4)	468,917	631,654	251,534	318,617
Total operating expenses	1,181,886	1,172,699	561,089	580,356

Loss before other income (expense) and income taxes	(1,234,513)	(1,398,760)	(603,772)	(694,606)

Other income (expense):
Foreign exchange gain (loss)	(20,433)	(6,255)	(17,222)	27,835
Interest and other income	101	538	17	259

Loss from continuing operations before income taxes	(1,254,845)	(1,404,477)	(620,977)	(666,512)

Income tax recovery	9	-	9	-
Loss from continuing operations	(1,254,836)	(1,404,477)	(620,968)	(666,512)

Discontinued operations: (Note 5)
Gain from the sale of the domain name	-	16,305	-	-
Loss after tax	$(1,254,836)	$(1,388,172)	$(620,968)	$(666,512)

Other comprehensive income (loss)	-	-	-	-

Comprehensive loss	$(1,254,836)	$(1,388,172)	$(620,968)	$(666,512)

Basic and diluted profit (loss) per common share
Continuing operations	$(0.02)	$(0.02)	$(0.01)	$(0.01)
Discontinued operations	-	0.00	-	-

Weighted average common shares outstanding, basic	56,829,054	55,682,703	57,474,435	55,682,703
Weighted average common shares outstanding, diluted	56,829,054	55,682,703	57,474,435	55,682,703

See accompanying notes to the consolidated financial statements.

SHOAL GAMES LTD. and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the period ended June 30, 2016

(Unaudited)

	Common stock		Accumulated Other Comprehensive income
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2015	56,197,703	$19,334,290	$(18,407,136)	$ 24,580	$951,734

Private placement, net of issuance expenses	3,337,934	1,513,354	-	-	1,513,354

Net loss	-	-	(1,254,836)	-	(1,254,836)
Balance, June 30, 2016	59,535,637	$20,847,644	$ (19,661,972)	$ 24,580	$1,210,252

See accompanying notes to the consolidated financial statements.

SHOAL GAMES LTD. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six month period ended June 30,

(Unaudited)

	2016	2015
Cash flows from operating activities:
Net loss	$(1,254,836)	$(1,388,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,000	1,526
Trophy Bingo amortization	241,007	241,006
Gain from the sale of the domain name	-	(16,305)
Changes in operating assets and liabilities:
Accounts receivable	7,079	108,750
Prepaid expenses	(847,712)	4,164
Security deposits	(653)	609
Accounts payable and accrued liabilities	(41,809)	6,732
Net cash used in operating activities	(1,895,924)	(1,041,690)

Cash flows from investing activities:
Acquisition of equipment	-	(272)
Software development	-	-
Net cash used in investing activities	-	(272)

Cash flows from financing activities:
Proceeds from Private placement, net of issuance costs	1,513,354	-
Net cash provided by financing activities	1,513,354	-

Change in cash	(382,570)	(1,041,962)

Cash, beginning of period	570,086	2,876,386
Cash, end of period	$187,516	$1,834,424

Supplementary information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash financing activity	$-	$-
Non-cash investing activity	$-	$-

See accompanying notes to the consolidated financial statements.

SHOAL GAMES LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six Months ended June 30, 2016 and 2015

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

Continuing operations

These unaudited interim consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses from operations for the quarters ended June 30, 2016 and 2015, and has an accumulated deficit of $19,661,972 as at June 30, 2016.  This raises substantial doubt about the Company's ability to continue as a going concern.

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

Six Months ended June 30, 2016 and 2015

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

(c)   Revenue recognition:

Trophy Bingo revenues have been recognized from the sale of in-game purchases, net of platform fees, at the time of purchase by the player. The revenue from in-game advertising is recognized when advertising is served to the player.

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

Six Months ended June 30, 2016 and 2015

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

If a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off. Although the Company believes that its approach to estimates and judgments as described herein is reasonable, actual results could differ and the Company may be exposed to increases or decreases in revenue that could be material.  Total software development costs for the development of Trophy Bingo were $4,326,553 as at June 30, 2016 (June 30, 2015 - $3,259,074).

SHOAL GAMES LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six Months ended June 30, 2016 and 2015

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(h)   New accounting pronouncements and changes in accounting policy:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, and May 2016 within ASU 2015-04, ASU 2016-08, ASU 2016-10, ASU 2016-11 and ASU 2016-12, respectively. The guidance in this update supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Codification. Additionally, this update supersedes some cost guidance included in ASC 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of ASC 360, Property, Plant, and Equipment, and intangible assets, within the scope of ASC 350, Intangibles - Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement in this update. The standard was to be effective for the Company as of January 1, 2017, but in August 2015, the FASB delayed the effective date of the new revenue accounting standard to January 1, 2019, and would permit early adoption as of the original effective date. Earlier adoption is not otherwise permitted for public entities. An entity can apply the revenue standard retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings (simplified transition method). The Company is currently assessing the impact of this update on its consolidated financial statements. The Company has not yet selected an adoption date, a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

Six Months ended June 30, 2016 and 2015

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

Six Months ended June 30, 2016 and 2015

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

Six Months ended June 30, 2016 and 2015

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

Six Months ended June 30, 2016 and 2015

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(h)   New accounting pronouncements and changes in accounting policy:

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which addresses how companies account for certain aspects of share-based payments to employees. Entities will be required to recognize the income tax effects of awards in the statement of income when the awards vest or are settled, and to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. The ASU also addresses such areas as an accounting policy election for forfeitures and the amount an employer can withhold to cover income taxes and still qualify for equity classification. The amendments in this ASU will be effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

There have been no other recent accounting standards, or changes in accounting standards, during the quarter ended June 30, 2016, as compared to the recent accounting standards described in the Annual Report, that are of material significance, or have potential material significance, to us.

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

SHOAL GAMES LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six Months ended June 30, 2016 and 2015

(Unaudited)

3. Prepaid expenses

During the quarter ended June 30, 2016, the Company prepaid $863,660 for future development expenses for Trophy Bingo and Garfield's Bingo. During the quarter ended June 30, 2016, $47,222 was expensed. As at June 30, 2016, there is a balance of $816,438 for future development. In addition, the Company has $27,224 of prepaid legal fees for the rights issue. The Company has other prepaid expenses of $21,255 as at June 30, 2016.

4.    Other assets:

During the year ended December 31, 2012, the Company commenced development of a social bingo game. During the quarter ended March 31, 2014, the Company launched Trophy Bingo on Android in selected markets. The Company ceased to capitalize the development costs and commenced the amortization of the capitalized development costs over a period of three years.

June 30, 2016	Capitalized Expenses	Accumulated amortization	Net book Value

Trophy Bingo capitalized development expenses	$1,446,038	$1,205,032	$241,006

December 31, 2015	Capitalized Expenses	Accumulated amortization	Net book Value

Trophy Bingo capitalized development expenses	$1,446,038	$964,025	$482,013

During the 2015 fiscal year, the Company expensed $1,230,216 in development costs. During the quarter ended June 30, 2016, the Company expensed $251,534 (June 30, 2015 - $318,617) in development costs. The Company has incurred $4,326,553 in total development expenses as at June 30, 2016.

5.   Discontinued operations

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

6.    Stockholders' Equity:

(a)        Common stock issuances:

No shares were issued during the quarter ended March 31, 2016.

During the quarter ended June 30, 2016, the Company closed two private placements for 3,337,934 common shares at $0.60 per share which raised proceeds of CAD$ 2,002,760, net of issuance costs of $49,124.

SHOAL GAMES LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six Months ended June 30, 2016 and 2015

(Unaudited)

6.    Stockholders' Equity: (Continued)

(b)        Stock option plans:

No options were granted or exercised during the period ended June 30, 2016.

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

Number of shares

Balance December 31, 2015	22,606,069

Released in the quarter ending June 30, 2016	(11,303,035)

Balance June 30, 2016	11,303,034

Shares eligible for release in 2016	(11,303,034)

Balance December 31, 2016	-

7.   Commitments:

The Company leases office facilities in Vancouver, British Columbia, Canada, and The Valley, Anguilla, British West Indies. These office facilities are leased under operating lease agreements. The Canadian operating lease expires on April 30, 2017. The Anguillan operating lease automatically renews every 3 months unless 3 months notice is given.

Minimum lease payments under these operating leases are approximately as follows:

2016	$8,561
2017	5,207

The Company paid rent expense totaling $5,628 for the quarter ended June 30, 2016 (June 30, 2015 - $5,749).

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

Six Months ended June 30, 2016 and 2015

(Unaudited)

7.   Commitments: (Continued)

The Company has a management consulting agreement with LVA Media Inc. and Mr. J. M. Williams, for the provision of services of Mr. J. M. Williams as Chief Executive Officer of Shoal Games Ltd. The Consulting agreement provides for a consultancy payment based on the Company's performance with a minimum of $7,500 and a maximum of $25,000 per month.

8.   Income Taxes:

Shoal Games Ltd. is domiciled in the tax-free jurisdiction of Anguilla, British West Indies. However certain of the Company's subsidiaries incur income taxation.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2016, and December 31, 2015, are presented below:

	June 30, 2016	December 31, 2015
Deferred tax assets:
Net operating loss carry forwards	$15,692	$17,898

Valuation Allowance	(15,692)	(17,898)
	$-	$-

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

9.    Related Party Transactions:

The Company has a liability of $nil (December 31, 2015 - $2,391) to a company owned by a current director and officer of the Company for payment of services rendered of $33,000 (June 30, 2015 - $33,000) by the current director and officer of the Company.

The Company has a liability of $1,554 (December 31, 2015 - $6,507) to a current director and officer of the Company for expenses incurred.

The Company has a liability of $nil (December 31, 2015 - $14,804) to a company owned by a current director and officer of the Company for payment of services rendered of $21,514 (June 30, 2015 - $22,972) by the current director and officer of the Company.

The Company has a liability of $nil (December 31, 2015 - $nil) to a company owned by a current director and officer of the Company for payment of services rendered of $22,500 (June 30, 2015 - $22,500) by the current director and officer of the Company.

SHOAL GAMES LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six Months ended June 30, 2016 and 2015

(Unaudited)

9.    Related Party Transactions: (Continued)

The Company has a liability of $3,474 (December 31, 2015 - $831) to a company owned by a current director of the Company for payment of services rendered of $3,394 (June 30, 2015 - $3,077) by the current director of the Company.

The Company has a liability of $10,500 (December 31, 2015 - $6,500), to independent directors of the Company for payment of services rendered. During the quarter ended June 30, 2016, the Company accrued $2,000 (June 30, 2015 - $2,000) to the independent directors in director fees.

The Company has a liability of $3,642 (December 31, 2015 - $1,533), to an officer of the Company for payment of services rendered and expenses incurred of $13,498 (June 30, 2015 - $15,777) by the officer of the Company.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

10. Segmented information:

Revenue

During the quarter ended June 30, 2016, the Company operated in one reportable business segment from the sale of in-app purchases on Trophy Bingo.

The Company had the following revenue by geographical region.

	Six Months ended June 30, 2016	Six Months ended June 30, 2015	Three Months ended June 30, 2016	Three Months ended June 30, 2015

Total revenue from continuing operations
Western Europe	$24,135	$1,570	$9,558	$437
Central, Eastern and Southern Europe	27	37	17	36
Nordics	642	158	234	8
North America	153,768	4,885	63,920	1,899
Other	9,808	8,295	4,092	3,873
Total revenue from continuing operations	$188,380	$14,945	$77,821	$6,253

Equipment

The Company's equipment is located as follows:

Net Book Value	June 30, 2016	December 31, 2015

Anguilla	$1,175	$1,410
Canada	2,082	2,436
United Kingdom	1,528	1,834
United States of America	529	634
	$5,314	$6,314

SHOAL GAMES LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Six Months ended June 30, 2016 and 2015

(Unaudited)

11.       Concentrations

Major customers

For the quarters ended June 30, 2016 and 2015 the Company sold in-app purchases on its social bingo site, Trophy Bingo. There was no single player who had purchased more than 10% of the Trophy Bingo revenue.

12.  Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions. At June 30, 2016, the Company had total cash balances of $187,516 (December 31, 2015 - $570,086) at financial institutions, where $61,398 (December 31, 2015 - $303,983) is in excess of federally insured limits.

As of June 30, 2016, the Company had two customers totaling $24,030, who accounted for total accounts receivable greater than 10%. As of December 31, 2015, the Company had three customers, totaling $40,818 who accounted for greater than 10% of the total accounts receivable.

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

OVERVIEW

Shoal Games Ltd. (the "Company") owns and markets a non-gambling social bingo game called Trophy Bingo and a five year license to Garfield's Bingo.  Trophy Bingo is an innovative free-to-play mobile game live in the Apple, Google and Amazon App Stores.  Trophy Bingo brings unique gameplay and industry leading monetization techniques to the bingo category which is both high growth and high value.  The game is free to download and supports in-app purchases and in-game advertising for players who want to engage with the premium features contained in the game.  In-game purchases are transactions made from within a mobile game that are processed by the platform provider (Apple iOS; Google Android; Amazon Android).  The worldwide full launch and marketing of Trophy Bingo commenced in the third quarter of 2015 when the latest version of Trophy Bingo was released world-wide in the Apple App Store and Google Play Store on all supported mobile phones and tablet devices.

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

Upon obtaining the license to Garfield's Bingo in late April 2016, the Company reviewed its software development and player acquisition strategies.  Upon completion of the review and relevant modeling, and in light of the delays occurred in completing it's private placement funding, the Company decided to significantly reduce its player acquisition cost of marketing with Trophy Bingo to preserve capital and to increase its development resources dedicated to improving the play mechanics of the Trophy Bingo platform while simultaneously building out Garfield's Bingo utilizing the same platform and game mechanics  but with a different story line and digital art focused on maximizing the power of the Garfield brand worldwide, including Asia. We are projecting the world wide launch of Garfield's Bingo in Q4, 2016.

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

We have made a significant investment in the development of Trophy Bingo, and previously in our Internet games plus other forms of entertainment, including an online community, chat rooms, and more.  As a result we have incurred significant losses since inception, and as of June 30, 2016, had an accumulated deficit of $19,661,972.

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

We consider the following accounting policies to be both those most important to the portrayal of our financial condition and require the most subjective judgment:

- Revenue recognition;

- Software development

Revenue recognition:

Trophy Bingo revenues have been recognized from the sale of in-game purchases, net of platform fees, at the time of purchase by the player. The revenue from in-game advertising is recognized when advertising is served to the player.

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

Although the Company believes that its approach to estimates and judgments as described herein is reasonable, actual results could differ and the Company may be exposed to increases or decreases in revenue that could be material.  Total software development costs for the development of Trophy Bingo were $4,326,553 as at June 30, 2016 (June 30, 2015 - $3,259,074).

RESULTS OF OPERATIONS

            Revenue

Total revenue from continuing operations for the quarter ended June 30, 2016, increased to $77,821, an increase from revenue from continuing operations of $6,253 for second quarter of 2015 and a decrease of 30% from revenue of $110,559, in the first quarter of 2016. The increase in total revenue compared to the second quarter of fiscal 2015, is due to the Company launching a full global release of a feature complete Trophy Bingo in the Google Play and Apple App Store in the latter half of the third quarter of fiscal 2015 and an increase in players playing Trophy Bingo. The decrease in total revenue compared to the first quarter of fiscal 2016, is due to lower marketing spend whilst the Company completes the development of additional features for Trophy Bingo and the development of Garfield's Bingo. In addition, the Company is preparing for the world wide launch of Garfield's Bingo in Q4, 2016.

            Sales and marketing expenses

Sales and marketing expenses from continuing operations were $166,758 for the quarter ended June 30, 2016, an increase over expenses of $28,862 in the second quarter of 2015 and a decrease of 17% from sales and marketing expenses of $201,587 in the first quarter of 2016. This increase in sales and marketing expenses from continuing operations in the quarter ended June 30, 2016, compared to the second quarter of fiscal 2015 was due to a larger marketing campaign to attract players to the new Trophy Bingo game. The decrease in selling and marketing expenses from continuing operations in the quarter ended June 30, 2016 compared to the first quarter of fiscal 2016, was due to a lower marketing spend for player acquisitions in Trophy Bingo whilst the Company prepares for the launch of planned new features in Trophy Bingo to meet active player demand and to complete the development of Garfield's Bingo. In addition, the Company is preparing for the launch of Garfield's Bingo in Q4 2016.  Selling and marketing expenses from continuing operations principally include publishing services and user acquisition costs to acquire players.

We expect to continue to incur sales and marketing expenses to increase traffic and bring new players to the Trophy Bingo and Garfield's Bingo game. There can be no assurances that these expenditures will result in increased traffic or significant additional revenue.

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our office, legal and professional fees, and other general corporate and office expenses. General and administrative expenses decreased to $34,410 for the quarter ended June 30, 2016, a decrease of 72% from costs of $121,867 for the second quarter of fiscal 2015 and a decrease of 60% from costs of $86,194 in the first quarter of 2016. Effective July 2, 2015, the Company commenced trading on the TSX Venture Exchange as a tier 2 Technology Issuer under the trading symbol "SGW. This decrease in general and administrative expenses compared to the second quarter of fiscal 2015, is due to the fees incurred in listing the Company in the second quarter of 2015.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants and benefits decreased to $105,887 for the quarter ended June 30, 2016, a decrease of 2% compared to salaries, wages, consultants and benefits of $108,247 in the second quarter of 2015 and a decrease of 6%, over salaries, wages, consultants and benefits of $113,133 in the first quarter of 2016. This decrease compared to the second quarter of fiscal 2015 and the first quarter of fiscal 2016, is due to lower consultant charges incurred.

Depreciation and amortization

Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years. Depreciation and amortization decreased to $500 during the quarter ended June 30, 2016, a decrease of 34% over costs of $763 during the same quarter in the prior year and equal to costs of $500 in the first quarter of 2016. This decrease in depreciation and amortization compared to the second quarter of fiscal 2015 is due to the aging of the Company's equipment and the disposal of obsolete equipment.

Trophy Bingo development and amortization

During the quarter ended March 31, 2014, the Company soft-launched Trophy Bingo on Android in selected markets. The Company had a further global release of the Andriod version in the third quarter of 2014 and the iOS version in the first quarter of 2014. The Company ceased to capitalize the development of Trophy Bingo and commenced amortizing the capitalized development costs over the life of the game. The Company expensed $251,534 in development costs during the quarter ended June 30, 2016 and amortized $120,504 of the capitalized development costs during the quarter ended June 30, 2016. This compares to $318,617 expensed development costs during the second quarter of 2015 and amortization of $120,503 of the capitalized development costs during the second quarter of 2015 and $217,383 expensed development costs during the first quarter of 2016 and amortization of $120,503 of the capitalized development costs during the first quarter of 2016. This decrease of 21% in development costs compared to the second quarter of fiscal 2015 is due the decrease of development expenses incurred in the development of Trophy Bingo. The increase of 16% in development costs compared to the first of fiscal 2016 is due the increase of development expenses incurred in the development of new features for Trophy Bingo and the commencement of development of Garfield's Bingo.

In particular, the games contains systems for handling daily rewards, collections, gifting, an advanced spin wheel plus special events.  Each of these features affects a particular performance statistic within the game and in combination it's expected that average retention and monetization will rise, while the average player acquisition cost (the average cost to generate one new install of the game) will fall.  Daily rewards help to improve retention as players are inspired to come back to collect rewards.  Whereas the collection and gifting system is designed to increase virality (reducing acquisition costs) and monetization as players interact more with their friends and spend more in-game currency trying to collect the special items.

            Net loss and loss per share

The net loss after taxation from continuing operations for the quarter ended June 30, 2016, amounted to ($620,968), a loss of ($0.01) per share, compared to a net loss from continuing operations of ($666,512) or ($0.01) per share in the quarter ending June 30, 2015 and net loss from continuing operations of ($633,868), or ($0.01) per share in the first quarter of fiscal 2016.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $187,516 and working capital of $954,319 at June 30, 2016.  This compares to cash of $570,086 and working capital of $454,447 at December 31, 2015.

During the quarter ended June 30, 2016, we used cash of ($1,477,535) in operating activities compared to cash used in operating activities of ($424,360) in the same period in the prior year and compared to using cash of ($418,389) in the first quarter of 2016.

Our future capital requirements will depend on a number of factors, including costs associated with the further development of Trophy Bingo and Garfield's Bingo, the cost of marketing and player acquisition costs for Trophy Bingo and Garfield's Bingo, the costs of a world wide launch of Garfield's Bingo and the success and acceptance of both Trophy Bingo and Garfield's Bingo, plus the continuing upkeep of our Web portals www.shoalgames.com and  www.trophybingo.com.

ITEM 4           Controls and Procedures

(a)        Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2016. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2016, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings

We are not currently a party to any legal proceeding, and was not a party to any other legal proceeding during the quarter ended June 30, 2016. We are currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the quarter ended March 31, 2016.

During the quarter ended June 30, 2016, the Company closed two private placements for 3,337,934 common shares at $0.60 per share which raised proceeds of CAD$ 2,002,760.

ITEM 3.          Defaults Upon Senior Securities

Not applicable.

ITEM 4.          Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders during the period.

ITEM 5.          Other Information

Subsequent to the quarter ended June 30, 2016, the Company commenced a rights offering to holders of its common shares of record at the close of business on July 5, 2016 expiring October 11, 2016. The Offering will be made to all Company shareholders resident in Canada. The Offering notice and circular has been accepted for filing by the TSX Venture Exchange. Ten Rights plus the sum of $0.60 will entitle the holder to subscribe for one Common Share. The Subscription Price will escalate during the term of the Offering. Holders of Rights who subscribe for Rights Shares on or after August 16, 2016 will be required to pay a Subscription Price of $0.65 per Rights Share. Holders of Rights who subscribe for Rights Shares on or after September 16, 2016 and prior to the Expiry Time will be required to pay a Subscription Price of $0.70 per Rights Share. Shareholders who fully exercise their Rights are entitled to subscribe pro rata for additional Common Shares, if available, that were not subscribed for initially on or before the Expiry Time. The maximum number of common shares issuable pursuant to the Offering will be 5,953,564.

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
31.1

Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 15, 2016.

31.2

Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 15, 2016.

32.1	Certification from the Chief Executive Officer of Shoal Games Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 15, 2016.
32.2	Certification from the Chief Financial Officer of Shoal Games Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 15, 2016.

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

(e) Previously filed with the Company's report on Form 8-K on December 26, 2006.

(f) Previously filed with the Company's report on Form 8-K on June 17, 2010.

(g) Previously field with the Company's report on Form 8-K/A on June 18, 2012.

(h) Previously filed with the Company's report on Form 8-K on March 24, 2014.

Reports on Form 8-K.

There were no Form 8-K filed by the Company during the quarter ended June 30, 2016.

Reports Subsequent to the quarter ended June 30, 2016.

There were no reports subsequent to the quarter ended June 30, 2016.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 15, 2016.	SHOAL GAMES LTD.
(Registrant)
Date:	August 15, 2016	/S/ J.M. Williams
J. M. Williams, Chief Executive Officer, and President (Principal Executive Officer)
Date:	August 15, 2016	/S/ H. W. Bromley
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

(c)   Evaluated the effectiveness of Shoal Games Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of June 30, 2016, covered by this quarterly report based on such evaluation; and

(d)  Disclosed in this report any change in Shoal Games Ltd.'s internal control over financial reporting that occurred during Shoal Games Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Shoal Games Ltd.'s internal control over financial reporting; and

5.  Shoal Games Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Shoal Games Ltd.'s auditors and the audit committee of Shoal Games Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ J. M. Williams                                                                 Date: August 15, 2016

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

(c)  Evaluated the effectiveness of Shoal Games Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of June 30, 2016, covered by this quarterly report based on such evaluation; and

(d)  Disclosed in this report any change in Shoal Games Ltd.'s internal control over financial reporting that occurred during Shoal Games Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Shoal Games Ltd.'s internal control over financial reporting; and

5.  Shoal Games Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Shoal Games Ltd.'s auditors and the audit committee of Shoal Games Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ H. W. Bromley                                                                                Date: August 15, 2016

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Shoal Games Ltd. (the "Company") on Form 10-Q for the period ended June 30, 2016, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        August 15, 2016

A signed original of this written statement required by Section 906 has been provided to Shoal Games Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Shoal Games Ltd. (the "Company") on Form 10-Q for the period ended June 30, 2016, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        August 15, 2016

A signed original of this written statement required by Section 906 has been provided to Shoal Games Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.