Form 10-Q
period 2016-09-30
SHOAL GAMES LTD.
filed 2016-11-15
CIK 1318482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer's common stock, no par value per share, was 59,708,318 as of November 14, 2016.

SHOAL GAMES LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2016

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements.

SHOAL GAMES LTD. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

As at	September 30, 2016	December 31, 2015

Assets
Current assets:
Cash	$82,417	$570,086
Accounts receivable less allowance for doubtful accounts $nil (December 31, 2015 - $nil)	29,397	44,948
Prepaid expenses (Note 3)	58,099	17,205
Total Current Assets	169,913	632,239

Equipment, net	9,917	6,314

Other assets (Note 4)	120,503	482,013

Security deposits	9,484	8,960

Deferred tax asset, less valuation allowance of $15,535 (December 31, 2015 - $17,898) (Note 8)	-	-

Total Assets	$309,817	$1,129,526

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$43,534	$74,200
Accrued liabilities	79,934	71,026
Accounts payable and accrued liabilities - related party (Note 9)	105,564	32,566
Loans payable (Note 9)	26,631	-
Total Current Liabilities	255,663	177,792

Commitments (Note 7)

Stockholders' equity (Note 6):
Common stock, no par value, unlimited shares authorized, 59,535,637 shares issued and outstanding (December 31, 2015 - 56,197,703)	20,847,644	19,334,290
Accumulated deficit	(20,818,070)	(18,407,136)
Accumulated other comprehensive income: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	54,154	951,734

Total Liabilities and Stockholders' Equity	$309,817	$1,129,526

See accompanying notes to the consolidated financial statements.

SHOAL GAMES LTD. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

For Periods Ended September 30, 2016 and 2015

(Unaudited)

	Nine Months ended September 30, 2016	Nine Months ended September 30, 2015	Three Months ended September 30, 2016	Three Months ended September 30, 2015

Total revenue	$241,138	$26,075	$52,758	$11,130

Cost of sales:
Trophy Bingo amortization (Note 4)	361,510	361,509	120,503	120,503
Total cost of sales	361,510	361,509	120,503	120,503

Gross loss	(120,372)	(335,434)	(67,745)	(109,373)

Operating expenses:
Depreciation and amortization	1,501	2,289	501	763
Directors fees	6,000	7,500	2,000	3,500
General and administrative	186,205	318,959	65,601	79,398
Salaries, wages, consultants and benefits	316,646	328,453	97,626	107,633
Selling and marketing	394,389	212,404	26,044	137,266
Games development (Note 4)	855,985	934,816	387,068	303,162
Total operating expenses	1,760,726	1,804,421	578,840	631,722

Loss before other income (expense) and income taxes	(1,881,098)	(2,139,855)	(646,585)	(741,095)

Other income (expense):
Foreign exchange loss	(31,192)	(24,034)	(10,759)	(17,779)
Interest and other income	139	801	38	263
Loss on prepaid development (Note 3)	(498,791)	-	(498,791)	-

Loss from continuing operations before income taxes	(2,410,942)	(2,163,088)	(1,156,097)	(785,611)

Income tax recovery	(8)	-	1	-
Loss from continuing operations	(2,410,934)	(2,163,088)	(1,156,098)	(785,611)

Discontinued operations: (Note 5)
Gain from the sale of the domain name	-	16,305	-	-
Loss after tax	$(2,410,934)	$(2,146,783)	$(1,156,098)	$(785,611)

Other comprehensive income (loss)	-	-	-	-

Comprehensive loss	$(2,410,934)	$(2,146,783)	$(1,156,098)	$(785,611)

Basic and diluted profit (loss) per common share
Continuing operations	$(0.04)	$(0.04)	$(0.02)	$(0.01)
Discontinued operations	-	-	-	-

Weighted average common shares outstanding, basic	57,737,834	55,682,703	59,535,637	55,682,703
Weighted average common shares outstanding, diluted	57,737,834	55,682,703	59,535,637	55,682,703

See accompanying notes to the consolidated financial statements.

SHOAL GAMES LTD. and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the period ended September 30, 2016

(Unaudited)

	Common stock		Accumulated Other Comprehensive income
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2015	56,197,703	$19,334,290	$(18,407,136)	$ 24,580	$951,734

Private placement, net of issuance expenses	3,337,934	1,513,354	-	-	1,513,354

Net loss	-	-	(2,410,934)	-	(2,410,934)
Balance, September 30, 2016	59,535,637	$20,847,644	$ (20,818,070)	$ 24,580	$54,154

See accompanying notes to the consolidated financial statements.

SHOAL GAMES LTD. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine month period ended September 30,

(Unaudited)

	2016	2015
Cash flows from operating activities:
Net loss	$(2,410,934)	$(2,146,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,501	2,289
Trophy Bingo amortization	361,510	361,509
Gain from the sale of the domain name	-	(16,305)
Changes in operating assets and liabilities:
Accounts receivable	15,551	111,538
Prepaid expenses	(40,894)	(971)
Security deposits	(524)	1,384
Accounts payable and accrued liabilities	51,240	106,982
Net cash used in operating activities	(2,022,550)	(1,580,357)

Cash flows from investing activities:
Acquisition of equipment	(5,104)	(272)
Software development	-	-
Net cash used in investing activities	(5,104)	(272)

Cash flows from financing activities:
Exercise of stock options	-	77,250
Proceeds from Private placement, net of issuance costs	1,513,354	-
Proceeds from shareholder loan	26,631	-
Net cash provided by financing activities	1,539,985	77,250

Change in cash	(487,669)	(1,503,379)

Cash, beginning of period	570,086	2,876,386
Cash, end of period	$82,417	$1,373,007

Supplementary information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash financing activity	$-	$-
Non-cash investing activity	$-	$-

See accompanying notes to the consolidated financial statements.

SHOAL GAMES LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2016 and 2015

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

Continuing operations

These unaudited interim consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses from operations for the quarters ended September 30, 2016 and 2015, and has an accumulated deficit of $20,818,070 as at September 30, 2016.  This raises substantial doubt about the Company's ability to continue as a going concern.

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

Nine Months ended September 30, 2016 and 2015

(Unaudited)

2.         Summary of significant accounting policies:

(a)   Basis of presentation:

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") applicable to annual financial information and with the rules and regulations of the United States Securities and Exchange Commission. The financial statements include the accounts of the Company's wholly-owned subsidiaries, Shoal Media (Canada) Inc. (registered in British Columbia, Canada), Coral Reef Marketing Inc. (registered in Anguilla), Bingo.com (Antigua) Inc., Bingo.com (Wyoming) Inc., Bingo Acquisition Corp, Shoal Media Inc. (registered in Anguilla), and the 99% owned subsidiary, Shoal Games (UK) Plc (registered in the United Kingdom). During the quarter ended March 31, 2016, English Bay Office Management Limited changed its name to Shoal Media (Canada) Inc. Subsequent to the quarter ended September 30, 2016, Rooplay Media Ltd. was registered in British Columbia, Canada. All inter-company balances and transactions have been eliminated in the consolidated financial statements.

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

Nine Months ended September 30, 2016 and 2015

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

If a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off. Although the Company believes that its approach to estimates and judgments as described herein is reasonable, actual results could differ and the Company may be exposed to increases or decreases in revenue that could be material.  Total software development costs for the development of Trophy and Garfield's Bingo were $4,713,621 as at September 30, 2016 (September 30, 2015 - $3,562,236).

SHOAL GAMES LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2016 and 2015

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

Nine Months ended September 30, 2016 and 2015

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

Nine Months ended September 30, 2016 and 2015

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

Nine Months ended September 30, 2016 and 2015

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), which requires that equity investments, except for those accounted for under the equity method or those that result in consolidation of the investee, be measured at fair value, with subsequent changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. ASU 2016-01 also impacts the presentation and disclosure requirements for financial instruments. ASU 2016-01 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted only for certain provisions. The Company does not expect that the adoption of ASU 2016-01 will have a material effect on its consolidated financial statements.

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

Nine Months ended September 30, 2016 and 2015

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

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments". The accounting standard changes the methodology for measuring credit losses on financial instruments and the timing when such losses are recorded. ASU No. 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating the impact of ASU No. 2016-13 on its financial position, results of operations and liquidity.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230)". The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU No. 2016-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The Company is currently evaluating the impact of ASU No. 2016-15 on its financial position, results of operations and liquidity.

In October 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-16, Income Taxes (Topic 740). The standard improves the accounting for income tax consequences of intra-entry transfers of assets other than inventory. This pronouncement is effective for annual reporting periods beginning after December 15, 2017. The amendments in this ASU should be applied using a modified retrospective approach. The Company is currently evaluating the impact of ASU No. 2016-16 on its financial position, results of operations and liquidity.

SHOAL GAMES LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2016 and 2015

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(h)   New accounting pronouncements and changes in accounting policy: (Continued)

There have been no other recent accounting standards, or changes in accounting standards, during the quarter ended September 30, 2016, as compared to the recent accounting standards described in the Annual Report, that are of material significance, or have potential material significance, to us.

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

3. Prepaid expenses

During the quarter ended June 30, 2016, the Company prepaid $863,660 for future development expenses for Trophy Bingo and Garfield's Bingo. During the quarter ended September 30, 2016, $332,125 (June 30, 2016, $32,744) was expensed. As at August 31, 2016, Roadhouse Interactive Limited, the developer of Trophy Bingo and Garfield's Bingo was placed in receivership. There was a loss of $498,791 on prepaid development. In addition, the Company has $35,266 of prepaid legal fees for the rights issue. The Company has other prepaid expenses of $22,833 as at September 30, 2016.

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

SHOAL GAMES LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2016 and 2015

(Unaudited)

4.    Other assets: (Continued)

September 30, 2016	Capitalized Expenses	Accumulated amortization	Net book Value

Trophy Bingo capitalized development expenses	$1,446,038	$1,325,535	$120,503

December 31, 2015	Capitalized Expenses	Accumulated amortization	Net book Value

Trophy Bingo capitalized development expenses	$1,446,038	$964,025	$482,013

During the 2015 fiscal year, the Company expensed $1,230,216 in development costs. During the quarter ended September 30, 2016, the Company expensed $387,068 (September 30, 2015 - $303,162) in development costs on Trophy Bingo and Garfield's Bingo. The Company has incurred $4,713,621 in total development expenses as at September 30, 2016.

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

6.    Stockholders' Equity:

(a)        Common stock issuances:

No shares were issued during the quarter ended September 30, 2016.

During the quarter ended June 30, 2016, the Company closed two private placements for 3,337,934 common shares at $0.60 per share which raised proceeds of CAD$ 2,002,760, net of issuance costs of $49,124.

Subsequent to the quarter ended September 30, 2016, the Company closed its rights issued raising CAD$107,168 from the issuance of 172,681 common shares at an average price of CAD$0.626 per share.

(b)        Stock option plans:

No options were granted or exercised during the period ended September 30, 2016.

(c)       Escrow shares

In conjunction with the Listing Application for the TSX-V listing, the Company's major shareholders were required to place 33,909,104 common shares of the Company in escrow under the terms of a TSX-V Tier 1 issuer. The escrow shares will be released in thirty three percent (33%) tranches on the dates that

SHOAL GAMES LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2016 and 2015

(Unaudited)

6.    Stockholders' Equity: (Continued)

are six, twelve and eighteen months after the listing date. 11,303,035 was released during the year end December 31, 2015. The Escrow Shares will be released as follows:

Number of shares

Balance December 31, 2015	22,606,069

Released in the quarter ending June 30, 2016	(11,303,035)

Balance June 30, 2016	11,303,034

Release in the quarter ending September 30, 2016	-

Balance September 30, 2016	11,303,034

Shares eligible for release in 2016	(11,303,034)

Balance December 31, 2016	-

7.   Commitments:

The Company leases office facilities in Vancouver, British Columbia, Canada, and The Valley, Anguilla, British West Indies. These office facilities are leased under operating lease agreements. During the quarter ended September 30, 2016, the Company entered a new Canadian Operating lease at 1715 Cook Street. The lease is for 3 months and can be extended on a month by month basis with 60 days notice. Subsequent to the quarter ended September 30, 2016, the 1166 Alberni lease was cancelled. The Anguillan operating lease automatically renews every 3 months unless 3 months notice is given.

Minimum lease payments under these operating leases are approximately as follows:

2016	$6,834
2017	-

The Company paid rent expense totaling $7,669 for the quarter ended September 30, 2016 (September 30, 2015 - $5,449).

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

Nine Months ended September 30, 2016 and 2015

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2016, and December 31, 2015, are presented below:

	September 30, 2016	December 31, 2015
Deferred tax assets:
Net operating loss carry forwards	$15,535	$17,898

Valuation Allowance	(15,535)	(17,898)
	$-	$-

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

9.    Related Party Transactions:

The Company has a liability of $32,950 (December 31, 2015 - $2,391) to a company owned by a current director and officer of the Company for payment of services rendered of $33,000 (September 30, 2015 - $33,000) by the current director and officer of the Company.

The Company has a liability of $4,444 (December 31, 2015 - $6,507) to a current director and officer of the Company for expenses incurred.

The Company has a liability of $19,455 (December 31, 2015 - $14,804) to a company owned by a current director and officer of the Company for payment of services rendered of $19,676 (September 30, 2015 - $23,257) by the current director and officer of the Company.

The Company has a liability of $22,500 (December 31, 2015 - $nil) to a company owned by a current director and officer of the Company for payment of services rendered of $22,500 (September 30, 2015 - $22,500) by the current director and officer of the Company.

SHOAL GAMES LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2016 and 2015

(Unaudited)

9.    Related Party Transactions: (Continued)

The Company has a liability of $4,947 (December 31, 2015 - $831) to a company owned by a current director of the Company for payment of services rendered of $4,985 (September 30, 2015 - $nil) by the current director of the Company.

The Company has a liability of $7,625 (December 31, 2015 - $6,500), to independent directors of the Company for payment of services rendered. During the quarter ended September 30, 2016, the Company accrued $2,000 (September 30, 2015 - $2,000) to the independent directors in director fees.

The Company has a liability of $13,643 (December 31, 2015 - $1,533), to an officer of the Company for payment of services rendered and expenses incurred of $13,658 (September 30, 2015 - $13,588) by the officer of the Company.

The Company loaned $26,631 from a shareholder on an interest free basis. Subsequent to the quarter ended September 30, 2016, this loan was repaid in full.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

10. Segmented information:

Revenue

During the quarter ended September 30, 2016, the Company operated in one reportable business segment from the sale of in-app purchases on Trophy Bingo.

The Company had the following revenue by geographical region.

	Nine Months ended September 30, 2016	Nine Months ended September 30, 2015	Three Months ended September 30, 2016	Three Months ended September 30, 2015

Total revenue from continuing operations
Western Europe	$29,519	$4,799	$5,421	$3,230
Central, Eastern and Southern Europe	63	50	36	13
Nordics	803	205	161	47
North America	194,025	10,161	40,217	5,276
Other	16,728	10,860	6,923	2,564
Total revenue from continuing operations	$241,138	$26,075	$52,758	$11,130

SHOAL GAMES LTD. and Subsidiaries

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2016 and 2015

(Unaudited)

10. Segmented information: (Continued)

Equipment

The Company's equipment is located as follows:

Net Book Value	September 30, 2016	December 31, 2015

Anguilla	$1,058	$1,410
Canada	7,008	2,436
United Kingdom	1,375	1,834
United States of America	476	634
	$9,917	$6,314

11.       Concentrations

Major customers

For the quarters ended September 30, 2016 and 2015 the Company sold in-app purchases on its social bingo site, Trophy Bingo. There was no single player who had purchased more than 10% of the Trophy Bingo revenue.

12.  Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions. At September 30, 2016, the Company had total cash balances of $82,417 (December 31, 2015 - $570,086) at financial institutions, where $28,264 (December 31, 2015 - $303,983) is in excess of federally insured limits.

As of September 30, 2016, the Company had three customers totaling $18,018, who accounted for total accounts receivable greater than 10%. As of December 31, 2015, the Company had three customers, totaling $40,818 who accounted for greater than 10% of the total accounts receivable.

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

OVERVIEW

Shoal Games Ltd. (the "Company") develops, markets, and publishes Trophy Bingo, Garfield's Bingo, and Rooplay.  Trophy Bingo is an innovative free-to-play mobile game live in the Apple, Google and Amazon App Stores.  Trophy Bingo brings unique gameplay and industry leading monetization techniques to the bingo category which is both high growth and high value.  The game is free to download and supports in-app purchases and in-game advertising for players who want to engage with the premium features contained in the game.  In-game purchases are transactions made from within a mobile game that are processed by the platform provider (Apple iOS; Google Android; Amazon Android).  The worldwide full launch and marketing of Trophy Bingo commenced in the third quarter of 2015 when the latest version of Trophy Bingo was released world-wide in the Apple App Store and Google Play Store on all supported mobile phones and tablet devices.

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

Upon obtaining the license to Garfield's Bingo in late April 2016, the Company reviewed its software development and player acquisition strategies.  Upon completion of the review and relevant modeling, and in light of the delays occurred in completing it's private placement funding, the Company decided to significantly reduce its player acquisition cost of marketing with Trophy Bingo to preserve capital and to increase its development resources dedicated to improving the play mechanics of the Trophy Bingo platform while simultaneously building out Garfield's Bingo utilizing the same platform and game mechanics  but with a different story line and digital art focused on maximizing the power of the Garfield brand worldwide, including Asia. Subsequent to the quarter ended September 30, 2016, Garfield's Bingo was soft launched in selected test countries and is projected for world wide launch in early December.

Additionally, upon acquiring in quarter ended September 30, 2016, a world-wide license to Rooplay, an innovative platform streaming technology under development, the Company immediately commenced work in conjunction with the Rooplay developers on completing a commercially available prototype for introduction in the Google Play store in early December.  Rooplay provides curated games for children under a subscription based, recurring revenue business model.

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

We have made a significant investment in the development of Trophy Bingo, and previously in our Internet games plus other forms of entertainment, including an online community, chat rooms, and more.  As a result we have incurred significant losses since inception, and as of September 30, 2016, had an accumulated deficit of $20,818,070.

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

If a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off. Although the Company believes that its approach to estimates and judgments as described herein is reasonable, actual results could differ and the Company may be exposed to increases or decreases in revenue that could be material.  The Company capitalized 100% its development costs of Trophy Bingo in 2013. Commencing January 1, 2014, the Company commenced amortizing the capitalized software development costs over a period of 3 years and all further development costs have been expensed as incurred.

Although the Company believes that its approach to estimates and judgments as described herein is reasonable, actual results could differ and the Company may be exposed to increases or decreases in revenue that could be material.  Total software development costs for the development of Trophy and Garfield's Bingo were $4,713,621 as at September 30, 2016 (September 30, 2015 - $3,562,236).

RESULTS OF OPERATIONS

            Revenue

Total revenue from continuing operations for the quarter ended September 30, 2016, increased to $52,758, an increase of 374% from revenue from continuing operations of $11,130 for third quarter of 2015 and a decrease of 32% from revenue of $77,821, in the second quarter of 2016. The increase in total revenue compared to the third quarter of fiscal 2015, is due to the Company launching a full global release of a feature complete Trophy Bingo in the Google Play and Apple App Store in the latter half of the third quarter of fiscal 2015 and an increase in players playing Trophy Bingo. The decrease in total revenue compared to the second quarter of fiscal 2016, is due to lower marketing spend whilst the Company completes the development of additional features for Trophy Bingo and finalizes the development of Garfield's Bingo. In addition, the Company is preparing for the world wide launch of Garfield's Bingo in Q4, 2016.

            Sales and marketing expenses

Sales and marketing expenses from continuing operations were $26,044 for the quarter ended September 30, 2016, a decrease of 81% over expenses of $137,266 in the third quarter of 2015 and a decrease of 84% from sales and marketing expenses of $166,758 in the second quarter of 2016. This decrease in sales and marketing expenses from continuing operations in the quarter ended September 30, 2016, compared to the third quarter of fiscal 2015 and the second quarter of fiscal 2016, was due to a lower marketing spend for player acquisitions in Trophy Bingo whilst the Company prepares for the launch of planned new features in Trophy Bingo to meet active player demand and to complete the development of Garfield's Bingo. In addition, the Company is preparing for the launch of Garfield's Bingo in Q4 2016.  Selling and marketing expenses from continuing operations principally include publishing services and user acquisition costs to acquire players.

We expect to continue to incur sales and marketing expenses to increase traffic and bring new players to the Trophy Bingo and Garfield's Bingo game and Rooplay in Q1 2017. There can be no assurances that these expenditures will result in increased traffic or significant additional revenue.

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our office, legal and professional fees, and other general corporate and office expenses. General and administrative expenses decreased to $65,601 for the quarter ended September 30, 2016, a decrease of 17% from costs of $79,398 for the third quarter of fiscal 2015 and an increase of 91% from costs of $34,410 in the second quarter of 2016. Effective July 2, 2015, the Company commenced trading on the TSX Venture Exchange as a tier 2 Technology Issuer under the trading symbol "SGW. This decrease in general and administrative expenses compared to the third quarter of fiscal 2015, is due to the fees incurred in listing the Company in the third quarter of 2015. The increase in general and administrative expenses compared to the second quarter of fiscal 2016, is due to hiring the staff to develop Trophy Bingo and Garfield's Bingo directly from Roadhouse Interactive Limited and establishing the new office for the new employees to work within.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants and benefits decreased to $97,626 for the quarter ended September 30, 2016, a decrease of 9% compared to salaries, wages, consultants and benefits of $107,633 in the third quarter of 2015 and a decrease of 8%, over salaries, wages, consultants and benefits of $105,887 in the second quarter of 2016. This decrease compared to the third quarter of fiscal 2015 and the second quarter of fiscal 2016, is due to lower consultant charges incurred. The salaries, wages, consultants expenses related to the development of Trophy Bingo, Garfield's Bingo and Rooplay are expensed under development costs.

Depreciation and amortization

Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years. Depreciation and amortization decreased to $501 during the quarter ended September 30, 2016, a decrease of 34% over costs of $763 during the same quarter in the prior year and equal to costs of $500 in the second quarter of 2016. This decrease in depreciation and amortization compared to the third quarter of fiscal 2015 is due to the aging of the Company's equipment and the disposal of obsolete equipment.

Trophy Bingo development and amortization

During the quarter ended March 31, 2014, the Company soft-launched Trophy Bingo on Android in selected markets. The Company had a further global release of the Andriod version in the third quarter of 2014 and the iOS version in the second quarter of 2014. The Company ceased to capitalize the development of Trophy Bingo and commenced amortizing the capitalized development costs over the life of the game. The Company expensed $387,068 in development costs during the quarter ended September 30, 2016 and amortized $120,503 of the capitalized development costs during the quarter ended September 30, 2016. This compares to $303,162 expensed development costs during the third quarter of 2015 and amortization of $120,503 of the capitalized development costs during the third quarter of 2015 and $251,534 expensed development costs during the second quarter of 2016 and amortization of $120,504 of the capitalized development costs during the second quarter of 2016. This increase of 28% in development costs compared to the third quarter of fiscal 2015 is due the increase of development expenses incurred in the development of Trophy Bingo, Garfield's Bingo and Rooplay. The increase of 54% in development costs compared to the second quarter of fiscal 2016 is due the increase of development expenses incurred in the development of new features for Trophy Bingo and the commencement of development of Garfield's Bingo in the second quarter of 2016 and the commencement of the development of Rooplay in the third quarter of 2016.

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

            Loss on prepaid development

During the second quarter of fiscal 2016, the Company prepaid $863,660 in development costs. Effective August 31, 2016, Roadhouse Interactive Limited was placed in receivership. There was $498,791 in development expenses which had not been utilized. The Company immediately expensed this.

            Net loss and loss per share

The net loss after taxation from continuing operations for the quarter ended September 30, 2016, amounted to ($1,156,098), a loss of ($0.02) per share, compared to a net loss from continuing operations of ($758,611) or ($0.01) per share in the quarter ending June 30, 2015 and net loss from continuing operations of ($620,968), or ($0.01) per share in the second quarter of fiscal 2016.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $82,417 and working capital deficit of ($59,119) at September 30, 2016.  This compares to cash of $570,086 and working capital of $454,447 at December 31, 2015.

During the quarter ended September 30, 2016, we used cash of ($126,625) in operating activities compared to cash used in operating activities of ($538,667) in the same period in the prior year and compared to using cash of ($1,477,535) in the second quarter of 2016.

During the nine months ended September 30, 2016, we used cash of ($2,022,550) in operating activities compared to using cash in operating activities of ($1,580,357) in the same period in the prior year.

Our future capital requirements will depend on a number of factors, including costs associated with the further development of Trophy Bingo, Garfield's Bingo and Rooplay, the cost of marketing and player acquisition costs for Trophy Bingo, Garfield's Bingo and Rooplay, the costs of a world wide launch of Garfield's Bingo and Rooplay and the success and acceptance of both Trophy Bingo, Garfield's Bingo and Rooplay, plus the continuing upkeep of our Web portals www.shoalgames.com and  www.trophybingo.com and www.rooplay.com.

ITEM 4           Controls and Procedures

(a)        Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2016. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2016, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings

We are not currently a party to any legal proceeding, and was not a party to any other legal proceeding during the quarter ended September 30, 2016. We are currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the quarter ended September 30, 2016.

During the quarter ended September 30, 2016, the Company closed two private placements for 3,337,934 common shares at $0.60 per share which raised proceeds of CAD$ 2,002,760.

ITEM 3.          Defaults Upon Senior Securities

Not applicable.

ITEM 4.          Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders during the period.

Subsequent to the quarter ended September 30, 2016, we held our Annual Meeting of Stockholders for the purposes of electing our directors and to ratify the appointment of Davidson & Company LLP, Chartered Professional Accountants, as our independent auditors for the 2016 fiscal year. The Company issued a schedule 14A proxy statement to the shareholders on September 22, 2016.

All nominees for directors were elected and the appointment of auditors was ratified. The voting on each matter is set forth below:

a)         Elected to set the number of directors at 4.

For	Against	Abstain	Not Voted
49,156,967	100,248	-	-

b)         Elected the following persons to serve as directors until the next annual meeting or until their successors are duly qualified:

T. M. Williams

J. M. Williams

F. Curtis (Non Executive Director)

W. Moore (Non Executive Director)

Mr C. M. Devereux was nominated as a director but was unable to stand for re-election. Mr. W. Moore was nominated at the Annual General Meeting and was elected accordingly by vote of the shareholders.

Election of the Directors of the Company.

Nominee	For	Against	Abstain	Not Voted
T. M. Williams	49,242,870	-	14,345	-
J. M. Williams	49,241,870	-	15,345	-
F. Curtis	49,243,770	-	13,445	-
W. Moore	49,257,215	-	-	-

(c)        Approved the selection of Davidson & Company LLP, Chartered Professional Accountants as the Company's independent auditors for the fiscal year ending December 31, 2016.

For	Against	Abstain	Not Voted
49,246,678	-	10,537	-

(d)        The ratification of the existing Rolling Stock Option plan was approved.

For	Against	Abstain	Not Voted
49,229,560	27,655	-	-

Mr. Jason Williams will continue as President and CEO of the Shoal Games Ltd. organization and Mr. T. M.  Williams, will continue to serve as Executive Chairman.

ITEM 5.          Other Information

During the quarter ended September 30, 2016, the Company commenced a rights offering to holders of its common shares of record at the close of business on July 5, 2016 expiring October 11, 2016. The Offering was made to all Company shareholders resident in Canada. The Offering notice and circular was been accepted for filing by the TSX Venture Exchange. Ten Rights plus the sum of $0.60 will entitle the holder to subscribe for one Common Share. The Subscription Price escalated during the term of the Offering. Holders of Rights who subscribe for Rights Shares on or after August 16, 2016 were required to pay a Subscription Price of $0.65 per Rights Share. Holders of Rights who subscribe for Rights Shares on or after September 16, 2016 and prior to the Expiry Time were required to pay a Subscription Price of $0.70 per Rights Share. Shareholders who fully exercise their Rights are entitled to subscribe pro rata for additional Common Shares, if available, that were not subscribed for initially on or before the Expiry Time. The maximum number of common shares issuable pursuant to the Offering will be 5,953,564.

Subsequent to the quarter ended September 30, 2016, the Company closed its rights issued raising CAD$107,168 from the issuance of 172,681 common shares at an average price of CAD$0.626 per share.

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
31.1

Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 14, 2016.

31.2

Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 14, 2016.

32.1	Certification from the Chief Executive Officer of Shoal Games Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 14, 2016.
32.2	Certification from the Chief Financial Officer of Shoal Games Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 14, 2016.

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

(e) Previously filed with the Company's report on Form 8-K on December 26, 2006.

(f) Previously filed with the Company's report on Form 8-K on June 17, 2010.

(g) Previously field with the Company's report on Form 8-K/A on June 18, 2012.

(h) Previously filed with the Company's report on Form 8-K on March 24, 2014.

Reports on Form 8-K.

There were no Form 8-K filed by the Company during the quarter ended September 30, 2016.

Subsequent to the quarter ended September 30, 2016, we filed a Form 8-K announcing the results of our Annual General Meeting on November 9, 2016.

Reports Subsequent to the quarter ended September 30, 2016.

Subsequent to the quarter ended September 30, 2016, we filed a Form 8-K announcing the results of our Annual General Meeting on November 9, 2016.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 14, 2016.	SHOAL GAMES LTD.
(Registrant)
Date:	November 14, 2016	/S/ J.M. Williams
J. M. Williams, Chief Executive Officer, and President (Principal Executive Officer)
Date:	November 14, 2016	/S/ H. W. Bromley
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

(c)   Evaluated the effectiveness of Shoal Games Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of September 30, 2016, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change in Shoal Games Ltd.'s internal control over financial reporting that occurred during Shoal Games Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Shoal Games Ltd.'s internal control over financial reporting; and

5.   Shoal Games Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Shoal Games Ltd.'s auditors and the audit committee of Shoal Games Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ J. M. Williams                                                                 Date: November 14, 2016

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

(c)   Evaluated the effectiveness of Shoal Games Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of September 30, 2016, covered by this quarterly report based on such evaluation; and

(d)  Disclosed in this report any change in Shoal Games Ltd.'s internal control over financial reporting that occurred during Shoal Games Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Shoal Games Ltd.'s internal control over financial reporting; and

5.  Shoal Games Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Shoal Games Ltd.'s auditors and the audit committee of Shoal Games Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ H. W. Bromley                                                                                Date: November 14, 2016

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Shoal Games Ltd. (the "Company") on Form 10-Q for the period ended September 30, 2016, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        November 14, 2016

A signed original of this written statement required by Section 906 has been provided to Shoal Games Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Shoal Games Ltd. (the "Company") on Form 10-Q for the period ended September 30, 2016, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        November 14, 2016

A signed original of this written statement required by Section 906 has been provided to Shoal Games Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.