Form 10-K
period 2016-12-31
SHOAL GAMES LTD.
filed 2017-03-31
CIK 1318482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

(888) 374-2163

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

Large accelerated filer   [  ]                                             Accelerated filer                      [   ]

Non-accelerated filer     [  ]                                             Smaller reporting company      [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]
State issuer's revenues for its most recent fiscal year. $278,921

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Our common stock is currently quoted on the Over the Counter Markets - The Venture Marketplace ("OTCQB") operated by OTC Markets Group Inc. (http://www.otcmarkets.com/) under the symbol "SGLDF" and on the TSX Venture Exchange in Canada under the symbol "SGW". The closing share price as of March 31, 2017, being US$0.36 per share under the symbol SGLDF on the OTC Markets Group Inc. and CAD$0.51 under symbol SGW on the TSX Venture Exchange : $21,494,995.

APPLICABLE ONLY TO CORPORATE REGISTRANTS Indicate the number of shares outstanding of the registrant's common stock, no par value per share, was 59,708,318 as of March 31, 2017.

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

ITEM 1. BUSINESS

INTRODUCTION

Shoal Games Ltd. (TSXV : SGW) (OTCQB : SGLDF) (www.shoalgames.com) is the parent company of a group of companies, which creates consumer mobile software products and games.  The Company is managed by an experienced team of technology entrepreneurs who have a long history in video games, enterprise software, mobile software, and Internet products.

The current focus of Shoal Games is the development and marketing of a platform of interactive games for families and children.  The product is called Rooplay and, similar to Netflix or Spotify, is a cloud-based system for delivering content on-demand to consumers based on subscription.  Rooplay differs from Netflix and Spotify in that it does not supply television or music content, but games.  In particular, Rooplay is a platform of games specifically curated to be suitable for children and families.  Rooplay has no ads, no in-app purchases, no long downloads, no instant messaging, and no outbound links of any form.  These characteristics make the product a unique platform of game content that is entirely safe for children.

Furthermore, the games on the Rooplay system are designed to both entertain and educate.  Children engaging with Rooplay learn technology, solve puzzles, paint pictures, practice language, learn math, and much more.  Shoal Games is developing a content system with Rooplay that builds tech literacy and encourages early learning.  The Company believes that to be able to teach children, they must first hold their attention.  Rooplay mixes entertainment with education so that long player sessions are created in a safe environment where children have fun and are challenged in new ways with every session.  Rooplay has over 500 unique interactive games in every imaginable format.

One strategy that Shoal Games pursues to acquire content for the Rooplay system is by licensing games from developers around the world.  As each game has its own style of production, children must learn to interact with each piece of software in a different way.  In every game the art design, game mechanics, controls and game objectives are different so each experience has its own learning curve and is engaging for kids of every age.

While acquiring content through license is important, the Shoal Games team recognizes that the development of exclusive content is critical to the competitive position of the Rooplay system.  Therefore, the Company is investing its resources into the design and production of Rooplay Originals for release onto the Rooplay platform and into the App Stores as single products.  Shoal Games' Rooplay Originals focus on educational games (edugames), classic board and family games, coloring books, jigsaw puzzles, and much more.  In addition, the Rooplay Originals strategy is to license popular intellectual property rights to use in the production and publishing of its exclusive content.  The first license for Rooplay Originals is with the popular cartoon cat, Garfield, who will feature in many of the Company's releases.  Shoal Games intends on licensing many other popular children's characters for future edugame productions.

Shoal Games management believes that through the development of the Rooplay platform and the production of exclusive edugame content that it can create a defensible position in the market as a platform of edugames and entertainment for kids of all ages.  Shoal Games has a long history in video games and software development and believes that its experienced team is capable of creating Rooplay so that it becomes a global provider of mobile entertainment.  Rooplay will generate revenue for the Company from consumer subscriptions which customers will pay to unlock the Rooplay game catalog.

Shoal Games' other mobile products include Garfield's Bingo (www.garfieldsbingo.com), the first mobile bingo game to feature a mega-brand; and Trophy Bingo (www.trophybingo.com), live across mobile platforms with over 500,000 installs.  Trophy Bingo and Garfield's Bingo are innovative free-to-play mobile games live in the Apple, Google and Amazon App Stores.  The Company has generated its main source of revenue to-date from players making in-app purchases in Trophy Bingo and Garfield's Bingo.

References in this document to "the Company," "we," "us," and "our" refer to Shoal Games Ltd. and our subsidiaries, which are described below.

Our executive offices are located at Hansa Bank Building, Ground Floor, Landsome Road, The Valley, AI 2640, The Valley, Anguilla, B.W.I.  Our telephone number is (888) 374-2163.

History and Corporate Structure

The Company was originally incorporated in the State of Florida on January 12, 1987.

Effective January 22, 1999, the Company acquired the use of the second level domain name bingo.com and embarked on a strategy to become a leading online provider of bingo based games and entertainment.

Effective April 7, 2005, the shares of Bingo.com, Ltd. by way of a merger between Bingo.com, Inc. and Bingo.com, Ltd., began trading under the new ticker symbol "BNGOF".

Effective December 31, 2014 the URL www.bingo.com and the online bingo business were sold to Unibet, plc.

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

We conduct our business through the Anguilla incorporated entity and through our wholly-owned subsidiaries Shoal Media (Canada) Inc. (previously English Bay Office Management Limited) ("Shoal Media Canada"), Shoal Games (UK) plc ("Shoal UK"), Coral Reef Marketing Inc. ("Coral Reef"), Shoal Media Inc. ("Shoal Media") and Rooplay Media Ltd.

Shoal Media Canada was incorporated under the laws of British Columbia, Canada, on February 10, 1998, as 559262 B.C. Ltd. and changed its name to Bingo.com (Canada) Enterprises Inc. on February 11, 1999. It subsequently changed its name to English Bay Office Management Limited on September 8, 2003. Effective March 11, 2016, it changed it name to Shoal Media (Canada) Inc.

On August 15, 2002, 99% of the share capital of Shoal UK was acquired. Shoal UK was incorporated under the laws of England and Wales on August 18, 2000, as CellStop plc. and changed its name to Bingo.com (UK) plc. on August 5, 2002. During the year ended December 31, 2015, the Company changed the name of the company to Shoal Games (UK) plc.

On January 21, 2008, Coral Reef Marketing Inc., was incorporated under the laws of Anguilla, British West Indies.

On January 1, 2013, 100% of the share capital of Shoal Media Inc., an Anguillian Company was acquired.

On October 25, 2016, Rooplay Media Ltd., was incorporated under the laws of British Columbia, Canada.

Subsequent to the year ended December 31, 2016, Shoal Media UK Ltd. was incorporated under the laws of England and Wales.

The Company also maintains a number of inactive wholly-owned subsidiaries.  These are:

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

Development of the Business

The primary focus of Shoal Games is the development and marketing of the Rooplay edugame system for children and families.  Shoal Games management believes that Rooplay could become a popular global platform of educational and entertainment games for kids and is executing the business strategy to achieve this goal.

Bingo.com Domain Name

Effective December 31, 2014, the Company sold the Bingo.com domain name to Unibet Group plc for $8 million. The Company received cash consideration of $2,000,000 and the redemption of 15,000,000 common shares of the Company at a price of $0.40 per share, which were held by Unibet. The 15,000,000 common shares held by Unibet Group plc. have been returned to the Company's treasury and subsequently canceled.

Shoal Games Domain Names

Shoal Games owns the domain names Rooplay.com, Shoalgames.com, Shoalgames.net, Shoalmedia.com, Shoalmedia.net, Garfieldsbingo.com, Trophybingo.com, Trophybingo.net, and Trophybingo.ca.

BUSINESS OVERVIEW

The current focus of Shoal Games is the development and marketing of Rooplay, an innovative platform of interactive games for families and children.

Product Strategy

Rooplay is a Netflix of games for children and families.  Rooplay has no ads, no in-app purchases, no long downloads, no instant messaging, and no outbound links of any form.  These characteristics make the product a unique platform of game content that is entirely safe for children.

Rooplay generates revenue from consumer subscriptions which are paid to access the Rooplay library of games.  Shoal Games management believes that the development of a platform system such as Rooplay will create a significant and sustainable revenue stream for the Company.

In addition to developing and maintaining the Rooplay system, Shoal Games develops original content that it publishes into the App Stores as single apps and onto Rooplay to expand the library of content on the platform.  Mobile users can choose to download and play Shoal Games single apps, or access the entire library of over 500 games from within Rooplay.

Marketing & Distribution Strategy

Shoal Games pursues both a business-to-consumer strategy and a business-to-business strategy with Rooplay.  With the Company's direct to consumer strategy, new users of Rooplay are created via paid performance marketing, search engine marketing, word-of-mouth, and from links and promotions in the Company's other mobile products.

The business-to-business distribution strategy involves targeted business development efforts with mobile handset manufacturers, cable companies, and mobile telecommunications operators to encourage them to partner with Shoal Games to distribute Rooplay to their customers.  Shoal Games offers revenue share opportunities to potential partners who are interested in providing content systems such as Rooplay to their customers.

Pricing Strategy

Shoal Games is pursuing an aggressive penetration pricing strategy with Rooplay by offering monthly subscriptions to its library of 500+ games and exclusive.  All users acquired via the direct-to-consumer model will be offered a 30 day trial period before the subscription fee becomes payable.  Rooplay users acquired via partner relationships will have varying periods of free trial and pricing as determined by the partner's circumstances and region.

Growth Strategy

Shoal Games management is pursuing an aggressive growth strategy by approaching local partners in many regions of the world who are interested in distributing Rooplay.  Rooplay's games are not restricted to any particular region and the demand for early learning systems such as Rooplay is strong.

With more than 6.8 billion mobile phone subscriptions in place globally the demand for mobile content systems is enormous.  Rooplay fills a particular need for families and with every additional piece of content that is added to the system the draw to Rooplay in comparison to other systems becomes stronger.  With the competition fierce between network operators for new mobile subscribers, Shoal Games management believes that owning a content platform system such as Rooplay will create long-term value for the Company's shareholders.

International Strategy

The first release of Rooplay is in English, but the system has been designed from conception to provide value to children and families of every language.  Most games are developed without the requirement of any text to learn and play so Rooplay's potential for localization and international publishing is ideal.  Furthermore, all of Shoal Games' original productions for Rooplay are built to support learning in any language.

With densely populated regions such as China interested in games, the English language, and early learning technology such as Rooplay, Shoal Games management is actively pursuing local partners to assist in the distribution of Rooplay in China.

Trophy Bingo & Garfield's Bingo

The Company has completed the social bingo games Trophy Bingo and Garfield's Bingo which are available on Apple's iOS, Google's Android and Amazon Android systems.  Revenue is generated in the games via in-app purchases and advertising.  Shoal Games management continues to support Trophy Bingo and Garfield's bingo to grow revenues and provide cash to the Company.

OPERATIONS

Employees

As of December 31, 2016, we had eleven full-time employees, not including temporary personnel, consultants, and independent contractors. Since 2006 it has been, and continues to be, the Company's objective to control its costs by retaining consultants, as needed, to provide special expertise in developing internal strategic, marketing, accounting and technical services. The Company ceased outsourcing its software development personnel in September 2016 following the bankruptcy of its outsource supplier.  The Company immediately hired the key personnel from that organization whom are now our full-time employees. None of our employees or consultants are represented by a labor union, and we believe that our relationship with our employees and consultants is good.

We are substantially dependent upon the continued services and performance of J. M. Williams, Chief Executive Officer and T. M. Williams, Executive Chairman. The loss of the services of these key individuals would have a material adverse effect on our business, financial condition and results of operations. We do not carry any key man life insurance on any individuals.

Seasonality

We do not believe that seasonality has an effect on our product demand or our revenue realization.

Competition

At present the Company is not aware of any direct competitors to Rooplay.  To management's knowledge, no other systems are in existence such as Rooplay that offer instantly playable edugames and family games.

In the mobile bingo market, large operators have acquired the companies behind the two leading social bingo games.  Caesars Interactive Entertainment acquired Buffalo Studios, the makers of Bingo Blitz, in 2012 for $53 million.  More recently in 2014, GSN Games purchased Bash Gaming, the makers of Bingo Bash, for $160 million.  The Company views these acquisitions as additional confirmation that the social bingo marketplace is valuable and will support another market entrant.

Costs and Effects of Compliance with Environmental Laws

The Company is in the business of developing and marketing Rooplay, Garfield's Bingo, and Trophy Bingo. To the best of our knowledge, no federal, state or local environmental laws are applicable to our business.

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

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

The equipment of the Company to operate the operations of the Company is located in Anguilla, United Kingdom, and Canada. The revenue from in-app purchases is worldwide, with the majority from Europe and the USA.

AVAILABLE INFORMATION

The Company makes available through the Corporate Shoal Games section of its internet website at http://investor.shoalgames.com its annual report on Form 10-K, quarterly reports on Form 10-Q,

current reports on Form 8-K, Press Releases, Research Reports, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission.

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

In addition, we file our reports on SEDAR, for TSX Venture companies. The address of this Internet site is http://www.sedar.com.

ITEM 2. PROPERTIES.

Since 2005 our executive office is located in The Valley, Anguilla, British West Indies. We commenced the present lease agreement on April 1, 2010, for a period of one year. Unless 3 month's notice is given it automatically renews for a future 3 months until notice is given. To date no notice has been given. The monthly rental is $250.

Our primary administrative and development facility is located in leased space in Vancouver, British Columbia.  During the year ended December 31, 2016, the Company signed a lease expiring December 31, 2016. After December 31, 2016, unless 30 day notice is given this lease is extended on a month-to-month basis. To date no notice has been given. This facility comprises approximately 1,651 square feet. The monthly rental is approximately $1,146.

We operate a sales and marketing office in London, United Kingdom.

We believe that these facilities will be adequate to meet our requirements for the near future and that suitable additional space will be available if needed. Other than described above, neither we, nor any of our subsidiaries presently own or lease any other property or real estate.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings and were not a party to any other legal proceeding, during the fiscal year ended December 31, 2016. We are currently not aware of any legal proceedings proposed to be initiated against us. However, from time-to-time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our Annual Meeting of Stockholders in Anguilla on November 9, 2016, all matters were unanimously approved.

All nominees for directors were elected and the appointment of auditors was ratified. The voting on each matter is set forth below:

a)         Elected to set the number of directors at 4.

For	Against	Abstain	Not Voted
49,156,967	100,248	-	-

b)         Elected the following persons to serve as directors until the next annual meeting or until their successors are duly qualified:

T. M. Williams

J. M. Williams

F. Curtis (Non Executive Director)

W. Moore (Non Executive Director)

Mr. C. M. Devereux was nominated as a director but was unable to stand for re-election. Mr. W. Moore was nominated at the Annual General Meeting and was elected accordingly by vote of the shareholders.

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

Quarter Ended	High (1)	Low (1)
December 31, 2016	$0.47	$0.35
September 30, 2016	$0.50	$0.45
June 30, 2016	$0.54	$0.35
March 31, 2016	$0.50	$0.34
December 31, 2015	$0.75	$0.36
September 30, 2015	$0.75	$0.20
June 30, 2015	$0.53	$0.19
March 31, 2015	$1.00	$0.40

1.             Prices as per Yahoo! TM Finance

On March 31, 2017, the last reported sale price of our common stock, as reported by the OTCQB, was $0.36 per share and CAD$0.51 per share on the TSX Venture Exchange.

As of March 31, 2017, we believe there are approximately 1,152 shareholders (including nominees and brokers holding street accounts) of our shares of common stock.

Other than described above, our shares of common stock are not and have not been listed or quoted on any other exchange or quotation system.

Dividend Policy

We have not declared or paid any cash dividends on our common stock since our inception.  The Board of Directors is presently reviewing the Company's dividend policy. Any future payment of dividends will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

Recent Sales of Unregistered Securities

On September 30, 2015, option holders exercised their options for 515,000 shares of the Company at $0.15 per share.

During the year ended December 31, 2016, the Company had a private placement with two closings for a total of 3,337,934 common shares at CAD$0.60 per share, which raised proceeds of US$1,562,479 (CAD$2,002,760). The Company incurred issuance costs of $33,876.

On October 11, 2016, the Company closed its rights issued raising US$80,949 (CAD$107,168) from the issuance of 172,681 common shares at an average price of CAD$0.626 per share. The Company incurred issuance costs of $36,148.

Securities authorized for issuance under equity compensation plans.

In 2015, the shareholders approved the 2015 plan and the 1999, 2001 and the 2005 plans were discontinued. Under the 2015 plan we have reserved 10% of the number of Shares of the Company issued and outstanding as of each Award Date. Pursuant to this plan we have 1,010,000 stock purchase options (2015 - nil) outstanding at December 31, 2016. During the year ended December 31, 2016, there were nil options exercised and nil options expired, issued under this plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,010,000	0.42	4,960,832
Equity compensation plans not approved by security holders	0	0	0
Total	1,010,000	0.42	4,960,832

As of the date of this report no further options have been awarded subsequent to the year ended December 31, 2016.

ITEM 6. SELECTED FINANCIAL DATA.

Consolidated Statement of Operations Data for continuing operations:

		Year Ended December 31,
	2016	2015	2014	2013	2012

Revenue	278,921	111,610	32,470	26,389	44,693

Trophy Bingo amortization	482,013	482,012	482,013	-	-
Gross (loss) profit	(203,092)	(370,402)	(449,543)	26,389	44,693

Operating expenses excluding interest and other income (expenses)	(2,453,280)	(2,612,194)	(2,221,663)	(780,754)	(594,897)
Interest and other income	155	1,089	510	840	1,258
Income tax expense	(1,294)	(480)	(848)	(1,666)	(1,008)
Loss on prepaid development	(498,791)	-	-	-	-
Net loss from continuing operations	$(3,156,302)	$(2,981,987)	$(2,671,544)	$(755,191)	$(549,954)

Discontinued Operations
Gaming revenue	-	-	1,684,047	1,912,301	1,721,135
Cost of producing revenue	-	-	-	-	-
Gain from the sale of the domain name	-	16,305	6,677,759	-	-
Selling and marketing	-	-	(628,029)	(1,942,885)	(1,217,416)
Net (loss) profit	(3,156,302)	(2,965,682)	5,062,233	(785,766)	(46,235)

Basic and diluted net loss per share from continuing operations	$(0.05)	$(0.05)	$(0.04)	$(0.01)	$(0.01)
Weighted average common shares outstanding	58,227,957	55,812,511	67,165,374	64,156,392	63,877,703

		Year Ended December 31,
	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data:
Cash	$60,190	$570,086	$2,876,386	$491,203	$876,004
Total assets	129,093	1,129,526	3,996,745	3,607,123	3,362,054
Total liabilities	444,680	177,792	156,579	238,540	105,608
Total stockholders' (deficit) equity	(315,587)	951,734	3,840,166	3,368,583	3,256,446
Working capital	13,896	454,447	2,856,230	646,015	1,640,713

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

OVERVIEW

The primary focus of Shoal Games is the development and marketing of the Rooplay edugame system for children and families.  Rooplay has no ads, no in-app purchases, no long downloads, no instant messaging, and no outbound links of any form.  These characteristics make the product a unique platform of game content that is entirely safe for children.

The games on the Rooplay system are designed to both entertain and educate.  Children engaging with Rooplay learn technology, solve puzzles, paint pictures, practice language, learn math, and much much more.  Shoal Games is developing a content system with Rooplay that builds tech literacy and encourages early learning.  The Company believes that to be able to teach children, they must first hold their attention.  Rooplay mixes entertainment with education so that long player sessions are created in a safe environment so that children have fun and are challenged in new ways with every session.  Rooplay has over 500 unique interactive games in every imaginable format.

Shoal Games management believes that through the development of the Rooplay platform and the production of exclusive edugame content that it can create a defensible position in the market as a premium provider of mobile games content for kids.  Shoal Games has a long history in games and software development and believes that its experienced team is capable of creating Rooplay so that it becomes a global provider of mobile entertainment.  Rooplay will generate revenue for the Company from consumer subscriptions which customers will pay to unlock the Rooplay game catalog.  Shoal Games management believes that the development of a platform system such as Rooplay will create a significant and sustainable revenue stream for the Company.

Shoal Games management is pursuing an aggressive growth strategy by approaching local partners in many regions of the world who are interested in distributing Rooplay.  Rooplay's games are not restricted to any particular region and the demand for early learning systems such as Rooplay is strong.

With more than 6.8 billion mobile phone subscriptions in place globally the demand for mobile content systems is enormous.  Rooplay fills a particular need for families and with every additional piece of content that is added to the system the draw to Rooplay in comparison to other systems becomes stronger.  With the competition fierce between network operators for new mobile subscribers, Shoal Games management believes that owning a content platform system such as Rooplay will create long-term value for the Company's shareholders.

Shoal Games' other mobile products include Garfield's Bingo (www.garfieldsbingo.com), the first mobile bingo game to feature a mega-brand; and Trophy Bingo (www.trophybingo.com), live across mobile platforms with over 500,000 installs.  Trophy Bingo and Garfield's Bingo are innovative free-to-play mobile games live in the Apple, Google and Amazon App Stores.  The Company has generated its main source of revenue to-date from players making in-app purchases in Trophy Bingo and Garfield's Bingo.

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

Revenue Recognition

Trophy Bingo and Garfield's Bingo revenues have been recognized from the sale of in-game purchases, net of platform fees, at the time of purchase by the player. The revenue from in-game advertising is recognized when advertising is served to the player.

Advertising revenues, not generated in Trophy Bingo and Garfield's Bingo, have been recognized when collection of the amounts are reasonably assured.

Rooplay revenue have been recognized when collection of the subscriptions are reasonably assured and the provision of service has occurred.

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

Although the Company believes that its approach to estimates and judgments as described herein is reasonable, actual results could differ and the Company may be exposed to increases or decreases in revenue that could be material.  Total software development costs for the development of Rooplay, Garfield's Bingo, and Trophy Bingo were $4,935,274 as at December 31, 2016 (2015 - $3,857,636).

SOURCES OF REVENUE AND REVENUE RECOGNITION

We generate our revenue from the following:

-   The sale of in-app purchases in Garfield's Bingo and Trophy Bingo in the Google play, Apple iOS and Amazon App stores.

-   In-game advertising, whereby players watch advertising to gain in-game currency.

-   The sale of advertising on our websites. We recognize revenue on this basis based on the amount paid to us upon the delivery and fulfillment of advertising, provided that the collection of the resulting receivable is probable.

-   Consumer subscription from players paying to unlock the Rooplay game catalog.

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

		Three Months Ended
	December 31, 2016	September 30 2016	June 30 2016	March 31 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	37,783	52,758	77,821	110,559

Cost of sales
Trophy Bingo amortization	120,503	120,503	120,504	120,503
Gross loss	(82,720)	(67,745)	(42,683)	(9,944)

Operating expenses and other (income) / expenses	661,346	589,561	578,294	623,924
Loss on prepaid development	-	498,791	-	-
Loss before income taxes	(744,066)	(1,156,097)	(620,977)	(633,868)

Income tax expense	1,302	1	(9)	-
Income/(loss) after tax	$(745,368)	$(1,156,098)	$(620,968)	$(633,868)

Basic and diluted net income (loss) per share	$(0.01)	$(0.02)	$(0.01)	$(0.01)

Weighted average common shares, basic and diluted	59,708,318	59,535,637	57,474,435	56,197,703

		Three Months Ended
	December 31, 2015	September 30 2015	June 30 2015	March 31 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	85,535	11,130	6,253	8,692

Cost of sales
Trophy Bingo amortization	120,503	120,503	120,503	120,503
Gross loss	(34,968)	(109,373)	(114,250)	(111,811)

Operating expenses and other (income) / expenses	783,451	649,238	552,262	626,154
Loss from continuing operations before income taxes	(818,419)	(758,611)	(666,512)	(737,965)

Income tax expense	480	-	-	-
Loss from continuing operations	$(818,899)	$(758,611)	$(666,512)	$(737,965)

Discontinued operations	-	-	-	16,305
Loss after tax	$(818,899)	$(758,611)	$(666,512)	$(721,660)

Basic and diluted net income (loss) per share
Continuing operations	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Discontinued operations	-	-	-	$0.00

Weighted average common shares, basic and diluted	56,197,703	55,682,703	55,682,703	55,682,703

Our financial statements and related schedules are described under "Item 8. Financial Statements".

RESULTS OF OPERATIONS

Years Ended December 31, 2016 and 2015

            Revenue

Total revenue from continuing operations increased to $278,921 for the year ended December 31, 2016, an increase of 150% over revenue from continuing operations of $111,610 for the same period in the prior year. The increase in total revenue compared to fiscal 2015, is due to the Company launching a full global release of a feature complete Trophy Bingo in the Google Play and Apple App Store in the latter half of the third quarter of fiscal 2015 and an increase in players playing Trophy Bingo and the launch of Garfield's Bingo in the fourth quarter of fiscal 2016.

            Selling and marketing expenses

Sales and marketing expenses from continuing operations were $403,523 for the year ended December 31, 2016, a decrease of 27% over expenses of $549,534 for the same period in the prior year. This decrease in sales and marketing expenses from continuing operations in fiscal 2016, compared to fiscal 2015, was due to a lower marketing spend for player acquisitions in Trophy Bingo commencing in early 2016 whilst the Company prepared for the launch of planned new features in Trophy Bingo to meet active player demand and to complete the development of Garfield's Bingo. Selling and marketing expenses principally include publishing services and user acquisition costs to acquire players.

We expect to incur increased sales and marketing expenses to bring new players to Rooplay and our bingo games now that all three products are commercially viable.   There can be no assurances that these expenditures will result in increased traffic or significant additional revenue.

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our office, legal and professional fees, and other general corporate and office expenses. General and administrative expenses decreased to $231,404 for the year ended December 31, 2016, a decrease of 35% over costs of $356,647 for the previous year. Effective July 2, 2015, the Company commenced trading on the TSX Venture Exchange as a tier 2 Technology Issuer under the trading symbol "SGW. This decrease in general and administrative expenses compared to fiscal 2015, is due to the fees incurred in listing the Company in 2015.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants and benefits expenses decreased to $413,166 during the year ended December 31, 2016, a decrease of 4% over costs of $429,072 for the previous year. Certain of the Company's salaries, wages, consultants and benefits expenses are incurred in Canadian Dollars. The decline in the Canadian dollar in relation to the United States dollar has led to a decline in salaries, wages, consultants and benefits expenses for the year ended December 31, 2016.

Depreciation and amortization

Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years.  Depreciation increased to $3,570 during the year ended December 31, 2016, over depreciation of $3,467 during the prior year. This increase in depreciation and amortization compared to fiscal 2015, is due to the disposal of old obsolete equipment.

Development and amortization

Commencing January 1, 2014, the Company ceased to capitalize the development costs of Trophy Bingo and commenced amortizing the capitalized development costs over the life of the game. The Company expensed $1,077,638 in development costs during the year ended December 31, 2016, a decrease of 12% over $1,230,216 of development costs in the prior year. This decrease in development costs is due to a smaller team developing Rooplay, Garfield's Bingo and Trophy Bingo compared to fiscal 2015. In addition, the Company amortized $482,013 (2015 - $482,012) of the capitalized development costs during the year ended December 31, 2016.

Other income and expenses

During the year ended December 31, 2016, the Company has a foreign exchange loss of $33,020 compared to foreign exchange gains of $33,758 in the prior year. These losses are due to the exchange rate movements of the US Dollar compared to the Pound Sterling and the Canadian Dollar.

During the year ended December 31, 2016, we received interest income of $155, a decrease of 86% compared to interest income of $1,089 in the prior year. The interest income is received from bank term deposits from investing our cash. The decrease in interest income is due to lower bank account balances in fiscal 2016 compared to fiscal 2015.

Loss on prepaid development

During the second quarter of fiscal 2016, the Company prepaid $863,660 in development costs, in order to lessen our expected overall development costs. Effective August 31, 2016, Roadhouse Interactive Limited, our outsourced developer, was placed in receivership. There was $498,791 in development expenses which had not been utilized. The Company immediately expensed these costs and hired the key members of the Roadhouse development staff that had been working on the Company's products.  The Company, at all times, has retained ownership and copies of all requisite source code and art work in all its products.

            Income taxes

The Company incurred income tax expense of $1,294 during the year ended December 31, 2016, in relation to profits earned in its subsidiaries in different jurisdictions compared to income tax expense of $480 in the prior year. During the year ended December 31, 2005, the Bingo.com, Inc. merged with its subsidiary Bingo.com, Ltd. in Anguilla, British West Indies. Anguilla is a zero tax jurisdiction.

            Sale of domain name

Effective December 31, 2014, the Company sold its URL www.bingo.com and its bingo business to Unibet Group plc ("Unibet") for total consideration of $8,000,000. The Company received cash consideration of $2,000,000 and redemption of the 15,000,000 common shares of the Company, which were held by Unibet and recorded this gain in the year ended December 31, 2015. The 15,000,000 common shares held by Unibet were returned to the Company's treasury and cancelled. The Company recorded a residual gain from the sale of $16,305 which was received in the year ended December 31, 2016.

            Net loss and loss per share

The net loss after taxation for the twelve months ended December 31, 2016, amounted to ($3,156,302), a loss of ($0.05) per share, compared to a net loss of ($2,965,682), a loss of ($0.05) per share in the twelve months ending December 31, 2015.  The increase in net loss is due to the loss on prepaid development costs.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $60,190 and working capital of $13,896 at December 31, 2016. This compares to cash of $570,086 and working capital of $454,447 at December 31, 2015.

During the year ended December 31, 2016, we used cash of $2,476,707 in operating activities compared to using cash of $2,383,038 in the prior year.

Net cash generated by financing activities was $1,974,215 in the year ended December 31, 2016, which compares to cash generated by financing activity of $77,250 in fiscal 2015. This cash generated by financing activity is due to the cash raised from two private placements and a rights issue during the year ended December 31, 2016 compared to the cash raised from option holders exercising their options during the year ended December 31, 2015

Cash of $7,404 used in investing activities in fiscal 2016, compared to $512 in the prior year. This increase in cash used in investing activities is due to the acquisition of equipment and furniture for new employees.

Our future capital requirements will depend on a number of factors, including costs associated with the further development of Rooplay, Garfield's Bingo and Trophy Bingo; the cost of marketing and player acquisition costs for Rooplay, Garfield's Bingo and Trophy Bingo, and the success of Rooplay, Garfield's Bingo and Trophy Bingo.

            Off Balance Sheet Arrangements

We did not have any Off Balance sheet arrangements for the year ended December 31, 2016 and 2015.

AUDIT COMMITTEE

Our audit committee consists of four directors and reports to the Board of Directors. The audit committee meets regularly throughout the year and met with the independent auditors on March 30, 2017, and approved the financials statements for the year ended December 31, 2016.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SHOAL GAMES LTD. and subsidiaries

Consolidated Financial Statements

Years ended December 31, 2016 and 2015

DAVIDSON & COMPANY LLP                        Chartered Accountants                        A Partnership of Incorporated Professionals

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Shoal Games Ltd.

We have audited the accompanying consolidated financial statements of Shoal Games Ltd. (the "Company"), which comprise the consolidated balance sheets as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years ended December 31, 2016 and 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shoal Games Ltd. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years ended December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

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

March 31, 2017

NEXIA

INTERNATIONAL

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, B.C., Canada, V7Y 1G6

Telephone (604) 687-0947 Fax (604) 687-6172

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Consolidated Balance Sheets

As at December 31,	2016	2015
Assets
Current assets:
Cash	$60,190	$570,086
Accounts receivable, less allowance for doubtful accounts $27,666 (2015 - $nil) (Note 3)	17,194	44,948
Prepaid expenses	33,494	17,205
Total Current Assets	110,878	632,239

Equipment, net (Note 5)	10,148	6,314

Game development assets (Note 6)	-	482,013

Security deposits	8,067	8,960

Deferred tax asset, less valuation allowance of $15,017 (2015 - $17,898) (Note 11)	-	-

Total Assets	$129,093	$1,129,526

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
Accounts payable	$3,667	$74,200
Accrued liabilities	87,959	71,026
Accounts payable and accrued liabilities - related party (Note 12)	5,356	32,566
Total Current Liabilities	96,982	177,792

Promissory notes (note 8)	347,698	-
Total Liabilities	444,680	177,792

Commitments (Note 10)

Stockholders' equity (Deficiency) (Note 9):
Common stock, no par value, unlimited shares authorized, 59,708,318 shares issued and outstanding (December 31, 2015 - 56,197,703)	21,223,271	19,334,290
Accumulated deficit	(21,563,438)	(18,407,136)
Accumulated other comprehensive income: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity (Deficiency)	(315,587)	951,734

Total Liabilities and Stockholders' Equity (Deficiency)	$129,093	$1,129,526

See accompanying notes to consolidated financial statements.

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Operations

Years ended December 31,	2016	2015

Total revenue	$278,921	$111,610

Cost of sales:
Game development amortization (Note 6)	482,013	482,012
Total cost of sales	482,013	482,012

Gross loss	(203,092)	(370,402)

Operating expenses:
Depreciation and amortization (Note 5)	3,570	3,467
Directors fees	6,000	9,500
General and administrative	231,404	356,647
Provision for doubtful debts	27,666	-
Salaries, wages, consultants and benefits	413,166	429,072
Selling and marketing	403,523	549,534
Stock based compensation (Note 9)	257,293	-
Game development (Note 6)	1,077,638	1,230,216
Total operating expenses	2,420,260	2,578,436

Loss before other income (expense) and income taxes	(2,623,352)	(2,948,838)

Other income (expense):
Foreign exchange loss	(33,020)	(33,758)
Interest and other income	155	1,089
Loss on prepaid development (Note 4)	(498,791)	-

Loss from continuing operations before income taxes	(3,155,008)	(2,981,507)

Income tax expense (Note 11)	(1,294)	(480)

Loss from continuing operations	$(3,156,302)	$(2,981,987)

Discontinued operations: (Note 7)	-	16,305
Loss after tax	(3,156,302)	(2,965,682)

Other comprehensive income (loss)	-	-

Comprehensive income (loss)	$(3,156,302)	$(2,965,682)

Basic and diluted profit (loss) per common share (Note 2)
Continuing operations	$(0.05)	$(0.05)
Discontinued operations	-	$0.00

Weighted average common shares outstanding, basic (Note 2)	58,227,957	55,812,511
Weighted average common shares outstanding, diluted (Note 2)	58,227,957	55,812,511

See accompanying notes to consolidated financial statements.

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Stockholders' Equity (DEFICIENCY)

Years ended December 31, 2016 and 2015

Common stock			Accumulated Other Comprehensive income
Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2014	55,682,703	$19,257,040	$(15,441,454)	$ 24,580	$3,840,166

Exercise of stock options	515,000	77,250	-	-	77,250

Net loss	-	-	(2,965,682)	-	(2,965,682)
Balance, December 31, 2015	56,197,703	19,334,290	(18,407,136)	24,580	951,734

Discount on promissory note	-	58,284	-	-	58,284

Private placement	3,337,934	1,562,479	-	-	1,562,479

Rights issue	172,681	80,949	-	-	80,949

Share issuance costs	-	(70,024)	-	-	(70,024)

Stock based compensation	-	257,293	-	-	257,293

Net loss	-	-	(3,156,302)	-	(3,156,302)
Balance, December 31, 2016	59,708,318	$21,223,271	$(21,563,438)	$ 24,580	($315,587)

See accompanying notes to consolidated financial statements.

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Cash Flows

Years ended December 31,	2016	2015
Cash flows from operating activities:
Net loss	$(3,156,302)	$(2,965,682)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	3,570	3,467
Game development amortization	482,013	482,012
Accretion of promissory note	5,171	-
Stock based compensation	257,293	-
Discontinued operations	-	(16,305)

Changes in operating assets and liabilities:
Accounts receivable	27,754	77,108
Prepaid expenses	(16,289)	(2,838)
Game development assets	893	1,682
Accounts payable and accrued liabilities	(80,810)	37,518
Net cash used in operating activities	(2,476,707)	(2,383,038)

Cash flows from investing activities:
Acquisition of equipment	(7,404)	(512)
Net cash used in investing activities	(7,404)	(512)

Cash flows from financing activities:
Exercise of stock options	-	77,250
Private placement	1,562,479	-
Promissory note	400,811	-
Rights issue	80,949	-
Share issuance costs	(70,024)	-
Net cash provided by financing activities	1,974,215	77,250

Change in cash	(509,896)	(2,306,300)

Cash, beginning of year	570,086	2,876,386
Cash, end of year	$60,190	$570,086

Supplementary information:
Interest paid	$-	$-
Income taxes paid	$1,294	$480

Non-cash financing activity	$-	$-
Non-cash investing activity	$-	$-

See accompanying notes to consolidated financial statements.

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2016 and 2015

1.    Introduction:

Nature of business

The primary focus of Shoal Games Ltd. (the "Company") is the development and marketing of the Rooplay edugame system for children and families.  Rooplay is an advertising free platform of game content that is directed at children.

The games on the Rooplay system are designed to both entertain and educate.  Children engaging with Rooplay learn technology, solve puzzles, paint pictures, practice language, learn math, and other educational games.  Shoal Games is developing a content system with Rooplay that builds tech literacy and encourages early learning.

Rooplay will generate revenue for the Company from consumer subscriptions which customers pay to unlock the Rooplay game catalog.

Shoal Games' other mobile products include Garfield's Bingo (www.garfieldsbingo.com), and Trophy Bingo (www.trophybingo.com), are free-to-play mobile games live in the Apple, Google and Amazon App Stores.  The Company has generated its main source of revenue to-date from players making in-app purchases in Trophy Bingo and Garfield's Bingo.

Continuing operations

These consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses from operations for the year ended December 31, 2016 and 2015, and has an accumulated deficit of $21,563,438 as at December 31, 2016.  This raises substantial doubt about the Company's ability to continue as a going concern.

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

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2016 and 2015

2.    Summary of significant accounting policies:

(a)     Basis of presentation:

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") applicable to annual financial information and with the rules and regulations of the United States Securities and Exchange Commission. The financial statements include the accounts of the Company's subsidiaries,

Company	Registered	% Owned
Shoal Media (Canada) Inc.	British Columbia, Canada	100%
Coral Reef Marketing Inc.	Anguilla	100%
Shoal Media Inc.	Anguilla	100%
Shoal Games (UK) Plc	United Kingdom	99%
Rooplay Media Ltd.	British Columbia, Canada	100%

In addition, there are the following dormant subsidiaries; Bingo.com (Antigua) Inc., Bingo.com (Wyoming) Inc., and Bingo Acquisition Corp.

During the year ended December 31, 2016, English Bay Office Management Limited changed its name to Shoal Media (Canada) Inc. During the year ended December 31, 2016, Rooplay Media Ltd. was registered in British Columbia, Canada. All inter-company balances and transactions have been eliminated in the consolidated financial statements.

Subsequent to the year ended December 31, 2016, Shoal Media UK Ltd. was incorporated under the laws of England and Wales.

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

(c)     Revenue recognition:

Trophy Bingo and Garfield's Bingo revenues have been recognized from the sale of in-game purchases, net of platform fees, at the time of purchase by the player. The revenue from in-game advertising is recognized when advertising is served to the player.

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2016 and 2015

2.    Summary of significant accounting policies: (Continued)

(c)     Revenue recognition: (Continued)

Advertising revenues, not generated in Trophy Bingo or Garfield's Bingo, have been recognized when collection of the amounts are reasonably assured.

Rooplay revenue have been recognized when collection of the subscriptions are reasonably assured and the provision of service has occurred.

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

(e)  Accounts receivable:

Trade and other accounts receivable are reported at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable includes receivables from payment processors and trade receivables from customers. The Company estimates doubtful accounts on an item-by-item basis and includes over-aged accounts as part of allowance for doubtful accounts, which are generally ones that are ninety-days overdue.  Bad debt expense, for the year ended December 31, 2016, was $nil (2015 - $nil).

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

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2016 and 2015

2.    Summary of significant accounting policies: (Continued)

(g)  Software Development Costs:

Software development costs incurred in the research and development of new software products and enhancements to existing software products for external use are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any software development costs are capitalized and amortized at the greater of the straight-line basis over the estimated economic life of the related product or the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for the related product. Commencing January 1, 2014, the Company obtained technological feasibility and is amortizing the capitalized software development costs over a period of 3 years. The Company performs an annual review of the estimated economic life and the recoverability of such capitalized software costs, using a net realizable value test.  The Company completed the amortization of the capitalized Trophy Bingo software development expenses on December 31, 2016.

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

Total software development costs for the development of all three games; Rooplay, Garfield's Bingo and Trophy Bingo, were $4,935,274 as at December 31, 2016 (December 31, 2015 - $3,857,636).

 (h) Advertising:

The Company expenses the cost of advertising in the period in which the advertising space or airtime is used. Advertising costs from continuing operations charged to selling and marketing expenses in 2016 totaled $403,523 (2015 - $549,534).

(i)   Stock-based compensation:

The Company recognizes all stock-based compensation as an expense in the financial statements and that such cost be measured at the fair value of the award.

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2016	2015
Expected dividend yield	-	-
Expected stock price volatility	78%	-
Weighted average volatility	78%	-
Risk-free interest rate	1.9%	-
Expected life of options	5 years	-
Forfeiture rate	0%	-

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2016 and 2015

2.    Summary of significant accounting policies: (Continued)

(j)   Impairment of long-lived assets and long-lived assets to be disposed of:

The Company accounts for long-lived assets in accordance with the provisions of ASC 360, Property, Plant and Equipment and ASC 350, Intangibles-Goodwill and Others. During the periods presented, the only long-lived assets reported on the Company's consolidated balance sheet are equipment, game development assets, and security deposits.  These provisions require that long-lived assets and certain identifiable recorded intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.

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

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2016 and 2015

2.    Summary of significant accounting policies: (Continued)

(l)   Net (loss) income per share: (Continued)

options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period.

Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. A total of 1,010,000 (2015 - nil) stock options were excluded as at December 31, 2016.

The earnings per share data for the year ended December 31, 2016 and 2015 are summarized as follows:

	2016	2015
Loss for the year from continuing operations	$(3,156,302)	$(2,981,987)
Income (loss) for the year from discontinued operations	$-	$16,305

Basic and diluted weighted average number of common shares outstanding	58,227,957	55,812,511

Basic and diluted (loss) earnings per common share outstanding
Continuing operations	$(0.05)	$(0.05)
Discontinued operations	-	$0.00

(m) Domain name and intangible assets:

The Company had capitalized the cost of the purchase of the domain name Bingo.com and was amortizing the cost over five years from the date of commencement of operations. In 2002, the Company suspended the amortization of the domain name cost in accordance with ASC 350, where companies are no longer required to amortize indefinite life assets but instead test the indefinite intangible asset for impairment at least annually. The capitalized amount was based on the net present value of the minimum payments permitted under the terms of the purchase agreement. The domain name is tested for impairment by comparing the future cash flows of the domain name with its carrying value. The Company determined that as a result of level 3 unobservable inputs in accordance with ASC 820, Fair Value Measurements and Disclosures, that the fair value of the domain name exceeded the carrying value and therefore no impairment existed for the years presented.

    (n)  New accounting pronouncements and changes in accounting policies:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers and issued subsequent amendments to the initial guidance in August 2015, March 2016,

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2016 and 2015

2.    Summary of significant accounting policies: (Continued)

    (n)  New accounting pronouncements and changes in accounting policies: (Continued)

April 2016, and May 2016 within ASU 2015-04, ASU 2016-08, ASU 2016-10, ASU 2016-11 and ASU 2016-12, respectively. The guidance in this update supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Codification. Additionally, this update supersedes some cost guidance included in ASC 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of ASC 360, Property, Plant, and Equipment, and intangible assets, within the scope of ASC 350, Intangibles - Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement in this update. The standard was to be effective for the Company as of January 1, 2018. An entity can apply the revenue standard retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings (simplified transition method). The Company is currently assessing the impact of this update on its consolidated financial statements. The Company has not yet selected an adoption date, a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2016 and 2015

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

On April 17, 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability.  Currently, debt issuance costs are recorded as an asset and amortization of these deferred financing costs is recorded in interest expense.  Under the new standard, debt issuance costs will continue to be amortized over the life of the debt instrument and amortization will continue to be recorded in interest expense.  The new standard is effective for the Company on January 1, 2016 and will be applied on a retrospective basis.  The adoption of ASU 2015-03 did not have a material

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2016 and 2015

2.    Summary of significant accounting policies: (Continued)

    (n)  New accounting pronouncements and changes in accounting policies: (Continued)

impact on our financial condition, liquidity or results of operations.

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

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2016 and 2015

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

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2016 and 2015

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

In November 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-18 (Topic 230) Statement of Cash Flow: Restricted Cash. The pronouncement requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The standard must be applied retrospectively to all periods presented. The Company is currently evaluating the impact of adoption on the Consolidated Financial Statements.

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2016 and 2015

2.    Summary of significant accounting policies: (Continued)

    (n)  New accounting pronouncements and changes in accounting policies: (Continued)

There have been no other recent accounting standards, or changes in accounting standards, during the year ended December 31, 2016, as compared to the recent accounting standards described in the Annual Report, that are of material significance, or have potential material significance, to us.

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

3.    Accounts Receivable:

The accounts receivable as at December 31, 2016, is summarized as follows:

	2016	2015
Accounts receivable	$44,860	$44,948

Provision for doubtful accounts	(27,666)	-

Net accounts receivable	$17,194	$44,948

The Company had bank accounts with the National Bank of Anguilla. During the year ended December 31, 2016, the National Bank of Anguilla, filed for chapter 11 protection. The Company has expensed the balance on account of $27,666 (2015 - $nil) as a doubtful debt.

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2016 and 2015

4.    Prepaid development

During the year ended December 31, 2016, the Company had prepaid for future development expenses for Rooplay, Garfield's Bingo and Trophy Bingo. As at August 31, 2016, Roadhouse Interactive Limited, the Company's outsourced developer of Trophy Bingo and Garfield's Bingo was placed in receivership. The Company immediately hired the key developers to continue development of the Company's products in-house.  Shoal Games owned all the source code and art works for the Company's products.

2016
Prepaid development paid	$863,660

Expensed during the year	(364,869)

Loss on prepaid development	(498,791)

Net prepaid development	$-

5.   Equipment:

2016	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$112,804	$103,555	$9,249
Furniture and fixtures	7,541	6,642	899
	$120,345	$110,197	$10,148

2015	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$105,853	$100,279	$5,574
Furniture and fixtures	7,088	6,348	740
	$112,941	$106,627	$6,314

Depreciation expense was $3,570 (2015 - $3,467) for the year ended December 31, 2016.

6. Game development assets:

During the year ended December 31, 2012, the Company commenced development of a social bingo game, Trophy Bingo. During the year ended December 31, 2014, the Company soft launched Trophy Bingo. The Company ceased to capitalize the development costs and commenced the amortization of the capitalized development costs over a period of three years. As at December 31, 2016, the capitalized development costs were amortized in full.

December 31, 2016	Capitalized Expenses	Accumulated amortization	Net book Value

Capitalized development expenses	$1,446,038	$1,446,038	$-

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2016 and 2015

6. Game development assets: (Continued)

December 31, 2015	Capitalized Expenses	Accumulated amortization	Net book Value

Capitalized development expenses	$1,446,038	$964,025	$482,013

During the year ended December 31, 2016, the Company obtained the license to develop Garfield's Bingo. The game was launched in November 2016. In addition, during the year ended December 31, 2016, the Company obtained the license for Rooplay. The Company commenced development of the Rooplay platform. During the year ended December 31, 2016, the Company has expensed the development costs of all three products as incurred and has expensed the following development costs for its three products.

	2016	2015
Opening total game development costs	$3,857,636	$2,627,420

Game development during the year	1,077,638	1,230,216
Closing total game development costs	$4,935,274	$3,857,636

7.   Discontinued operations

Effective December 31, 2014, the Company sold the www.bingo.com domain name to Unibet Group plc. for cash consideration of $2,000,000 and redemption of the 15,000,000 common shares of the Company, which were held by Unibet Group plc, at a price of $0.40 per share. The 15,000,000 common shares held by Unibet have been returned to the Company's treasury and were cancelled.

In addition, the Company disposed its online bingo business to Unibet Group plc. The Company recognized the residual gain on the sale of the online bingo business of $16,305 received during the year ended December 31, 2015.

8.   Promissory notes:

During the year ended December 31, 2016, the Company issued three unsecured promissory notes for $400,000, accruing interest of $811 from shareholders of the Company. The notes are repayable on March 31, 2018. The interest on the notes are 2% per annum, calculated and compounded annually and paid annually.  Interest in arrears shall accrue interest. The unpaid principal amount due hereunder may be reduced to zero from time to time without affecting the validity of this note.

The promissory notes are accounted for by discounting the notes in a manner that reflects the entity's borrowing rate when interest cost is recognized in subsequent periods. The Company applied an estimated market rate of 15% to the promissory notes. In doing so, the Company used the discounted cash flow approach to value the present value of the notes. The cash flow stream from the coupon interest payments and the final principal payment were discounted at 15% to arrive at the valuations. The Company used a deemed rate of 15% as the appropriate

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2016 and 2015

8.   Promissory notes: (Continued)

discount rate after examining the interest rates for similar instruments issued in the same time frame for similar companies without the conversion feature. The discount of the promissory notes was $58,284 and the Company recognized $5,171 of interest accretion for the year ended December 31, 2016.

Subsequent to the year ended December 31, 2016, the Company issued four unsecured promissory notes for $188,135 from shareholders of the Company.

9.   Stockholders' equity:

The holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company's ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.  The Company's common stock has no par value per common stock.

(a)  Common stock issuances:

During the year ended December 31, 2016, the Company had a private placement with two closings for a total of 3,337,934 common shares at CAD$0.60 per share, which raised proceeds of $1,562,479 (CAD$2,002,760). The Company incurred issuance costs of $33,876.

On October 11, 2016, the Company closed its rights issued raising $80,949 (CAD$107,168) from the issuance of 172,681 common shares at an average price of CAD$0.626 per share. The Company incurred issuance costs of $36,148.

During the year ended December 31, 2015, the holders of 515,000 stock options exercised their options for 515,000 shares for $77,250 at an exercise price of $0.15 per share.

(b)  Stock option plans:

(i) 2015 stock option plan

In the year ended December 31, 2015, the shareholders approved the 2015 stock option plan and the 1999, 2001 and the 2005 plans were discontinued. The 2015 stock option plan is intended to provide incentive to employees, directors, advisors and consultants of the Company to encourage proprietary interest in the Company, to encourage such employees to remain in the employ of the Company or such directors, advisors and consultants to remain in the service of the Company, and to attract new employees, directors, advisors and consultants with outstanding qualifications. The maximum number of shares issuable under the Plan shall not exceed 10% of the number of Shares of the Company issued and outstanding as of each Award Date unless shareholder approval is obtained in advance in accordance unless shareholder approval is obtained in advance in accordance. The Board of Directors determines the terms of the options granted, including the number of options granted, the exercise price and their vesting schedule. The maximum term possible is 10

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2016 and 2015

9.   Stockholders' equity: (Continued)

(b)  Stock option plans: (Continued)

years. Under the 2015 plan we have reserved 10% of the number of Shares of the Company issued and outstanding as of each Award Date.

During the year ended December 31, 2016, the Company granted 1,010,000 options with an exercise price of CAD$0.54 (approximately $0.42) per share, expiring December 20, 2021. As at December 31, 2016, there were a total of 1,010,000 stock options (2015 - nil) outstanding. During the year ended December 31, 2016, there were nil options exercised (2015 - nil) and nil options expired unexercised (2015 - nil).

(ii) 2005 stock option plan:

During the year ended December 31, 2005, the Company's Board of Directors adopted the 2005 stock option plan, which was approved by the shareholders at the Annual General meeting. The Company has reserved a total of 2,000,000 common shares for issuance under the 2005 stock option plan. The Plan was intended to provide incentive to employees, directors, advisors and consultants of the Company to encourage proprietary interest in the Company, to encourage such employees to remain in the employ of the Company or such directors, advisors and consultants to remain in the service of the Company, and to attract new employees, directors, advisors and consultants with outstanding qualifications. The Board of Directors determines the terms of the options granted, including the number of options granted, the exercise price and their vesting schedule. The plan was discontinued in the year ended December 31, 2015.

As at December 31, 2016, there were a total of nil (2015 - nil) stock options outstanding under the 2005 Stock Option Plan. During the year ended December 31, 2016, nil stock options were exercised. During the year ended December 31, 2015, 515,000 stock options were exercised at exercise prices of $0.15 per share raising $77,250. During the year ended December 31, 2016, nil (2015 - 5,000) stock options expired unexercised.

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2016 and 2015

9.   Stockholders' equity: (Continued)

(b)  Stock option plans: (Continued)

A summary of stock option activity for the stock option plans for the years ended December 31, 2016 and 2015 are as follows:

	Number of options	Weighted average exercise price
Outstanding and exercisable, December 31, 2014	520,000	$0.15

Exercised	(515,000)	0.15
Expired	(5,000)	0.15

Outstanding and exercisable, December 31, 2015	-	-

Granted	1,010,000	0.42
Exercised	-	-

Outstanding and exercisable, December 31, 2016	1,010,000	$0.42

The aggregate intrinsic value for options as of December 31, 2016 was $nil (2015 - $nil). The Company recorded stock -based compensation of $257,293 on the 1,010,000 options granted (2015 - nil) with a weighted average fair value per option of $0.42 (2015 - $nil).

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

Number of shares

Balance December 31, 2014	33,909,104

Released in 2015	(11,303,035)

Balance December 31, 2015	22,606,069

Release in 2016	(22,606,069)

Balance December 31, 2016	-

10. Commitments:

The Company leases office facilities in Vancouver, British Columbia, Canada, and The Valley, Anguilla, British West Indies. These office facilities are leased under operating lease

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2016 and 2015

10. Commitments: (Continued)

agreements. The Canadian operating lease expired on December 31, 2016, but unless 30 day notice is given this lease automatically renews for a future 3 months until notice is given. The Anguillan operating lease expired on April 1, 2011 but unless 3 month's notice is given it automatically renews for a future 3 months until notice is given.

Minimum lease payments under these operating leases are approximately as follows:

2017	$1,396
2018	-

The Company paid rent expense totaling $26,152 for the year ended December 31, 2016 (2015 - $22,347).

The Company has a management consulting agreement with T.M. Williams (Row), Inc., an Anguilla incorporated company, and Mr. T. M. Williams. During the year ended December 31, 2014, the Company amended a previous agreement with Mr. T. M. Williams to provide for a consultancy payment of 2.5% of the monthly social bingo business with a minimum of $11,000 and a maximum of $25,000 per month.

During the year ended December 31, 2014, the Company entered into an agreement with Jayska Consulting Ltd. and Mr. J. M. Williams, Chief Executive Officer of the Company for the provision of services of Mr. J. M. Williams as Chief Executive Officer of the Company. The Consulting agreement provides for a consultancy payment of GBP5,000 per month. In addition, during the year ended December 31, 2014, the Company entered into an agreement with LVA Media Inc. and Mr. J. M. Williams, for the provision of services of Mr. J. M. Williams as Chief Executive Officer of the Company. The Consulting agreement provides for a consultancy payment of 2.5% of the monthly social bingo business with a minimum of $7,500 and a maximum of $25,000 per month.

During the year ended December 31, 2016, the Company signed a licensing agreement with Paws, Inc. for the license for Garfield's Bingo expiring on June 30, 2019 and a licensing agreement with Rooplay Inc. for the license for Rooplay expiring on September 7, 2021. These agreements have commitments to pay royalties on the revenue of the products subject to minimum payments.

11. Income taxes:

The Company is domiciled in the tax-free jurisdiction of Anguilla, British West Indies. The computed benefit / expense differed from the amounts computed by applying the United States of America federal income tax rate of 34 percent and various other rates for other jurisdictions to the pretax income / losses from operations as a result of the following:

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2016 and 2015

11. Income taxes: (Continued)

	2016	2015
Computed "expected" tax benefit (expense)	$1,072,702	$1,008,204
Reduction in income taxes resulting from income taxes in other tax jurisdictions	(1,072,270)	(1,007,419)
Other	(35)	(84)
Change in taxation rates in other jurisdictions	-	2,713
Change in exchange rates	1,190	(3,885)
Change in valuation allowance	(2,881)	(9)
	$(1,294)	$(480)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 are presented below:

	2016	2015
Deferred tax assets:
Net operating loss carry forwards	$15,017	$17,898

Valuation Allowance	(15,017)	(17,898)
	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2016 and 2015, was $15,017 and $17,898, respectively.  The net change in the total valuation allowance was a decrease of $2,881 for the year ended December 31, 2016, and an increase of $9 for the year ended December 31, 2015.

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

12. Related party transactions:

The Company has a liability of $nil (2015 - $2,391) to a company owned by a current director and officer of the Company for payment of consulting fees of $132,000 (2015 - $132,000) by the current director and officer of the Company.

The Company has a liability of $2 (2015 - $6,507) to a current director and officer of the Company for expenses incurred.

The Company has a liability of $nil (2015 - $14,804) to a company owned by a current director and officer of the Company for payment of consulting fees of $81,285 (2015 - $91,734) by the current director and officer of the Company.

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2016 and 2015

12. Related party transactions: (Continued)

The Company has a liability of $nil (2015 - $nil) to a company owned by a current director and officer of the Company for payment of consulting fees of $90,000 (2015 - $90,000) by the current director and officer of the Company.

The Company has a liability of $2 (2015 - $831) to a company owned by a previous director of the Company for payment of consulting fees of $8,378 (2015 - $3,948) by the previous director of the Company.

The Company has a liability of $500 (2015 - $6,500), to independent directors of the Company for payment of consulting fees. During the year ended December 31, 2016, the Company paid $6,000 (2015 - $9,500) to the independent directors in director fees.

The Company has a liability of $4,852 (2015 - $1,533), to an officer of the Company for payment of consulting fees and expenses incurred of $63,655 (2015 - $62,719) by the officer of the Company.

The Company has 3 promissory notes totaling $400,811, including interest, from shareholders holding more than 10% of the Company. The interest on the notes are 2% per annum, calculated and compounded annually and paid annually.  Subsequent to the year ended December 31, 2016, the Company issued four unsecured promissory notes for $188,135 from shareholders of the Company.

During the year ended December 31, 2016, the Company granted 500,000 options with an exercise price of CAD$0.54 (approximately $0.42) per share to related parties. The Company expensed $127,373 in stock based compensation for these options granted to related parties.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

13. Segmented information:

The Company operates in one reportable business segment, the sale of in-app purchases on Trophy Bingo and Garfield's Bingo.

The Company had the following revenue by geographical region.

	2016	2015
Total revenue from continuing operations
Western Europe	$33,239	$23,589
Central, Eastern and Southern Europe	118	55
Nordics	1,355	468
North America	220,088	70,453
Other	24,121	17,045
Total revenue	$278,921	$111,610

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2016 and 2015

13. Segmented information: (Continued)

Equipment

The Company's equipment is located as follows:

Net Book Value	2016	2015

Anguilla	$828	$1,410
Canada	8,097	2,436
United Kingdom	1,223	1,834
United States of America	-	634
	$10,148	$6,314

14. Concentrations:

      Major customers

During the year ended December 31, 2016 and 2015, the Company sold in-app purchases on its social bingo sites, Trophy Bingo and Garfield's Bingo. There was no single player who had purchased more than 10% of the Trophy Bingo and Garfield's Bingo revenue. The Company is reliant on the Google App, iOS App and Amazon App Stores to provide a platform for Trophy Bingo and Garfield's Bingo to be played thereon.

During the year ended December 31, 2016 and 2015, the Company offered limited advertising. The Company is reliant on one sales customer who provides the advertising revenue.

15. Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions.  At December 31, 2016, the Company had total cash balances of $60,190 (2015 - $570,086) at financial institutions, where $nil (2015 - $303,983) is in excess of federally insured limits.

The Company has concentrations of credit risk with respect to accounts receivable, the majority of its accounts receivable are concentrated geographically in the United States amongst a small number of customers.

As of December 31, 2016, the Company had four customers, totaling $13,300 who accounted for greater than 10% of the total accounts receivable. As of December 31, 2015, the Company had three customers, totaling $40,818 who accounted for greater than 10% of the total accounts receivable.

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

There have not been any changes in accountants for the years ended December 31, 2016 and 2015.

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

Our management evaluated of the effectiveness of the Company's design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(f), based on the framework set forth in the Internal Control-Integrated Framework (1992) issued by the by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, we believe that, as of December 31, 2016, the Company's internal control over financial reporting is effective under the COSO framework.

(c)        Changes in internal controls.

There were no significant changes in our internal controls or other factors that could significantly affect our internal controls during the year ended December 31, 2016, and to the date of filing this annual report.

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers as at December 31, 2016, are as follows:

Name	Age	Position	Audit Committee	Governance Committee	Compensation Committee
T. M. Williams	76	Executive Chairman	X		X
J. M. Williams	41	Chief Executive Officer	X	X
F. Curtis	52	Non Executive Director	X	X*	X*
W. Moore	49	Non Executive Director	X*	X	X
H. W. Bromley	46	Chief Financial Officer

X* - Chairman of Committee

Mr. G. Whitton and Mr. C. M. Devereux did not stand for re-election at the November 9, 2016 AGM.

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

Ms. F. Curtis has served as a director since June 10, 2009. She has served as Compliance Officer and General Corporate Secretary for Counsel Limited, an Anguillian financial services corporation, since 2006.  Ms. Curtis has been working in the financial services industry since 1990.  She started at the brokerage firm, Burns Fry, in Toronto (now Nesbitt Burns, Bank of Montreal). She completed her Canadian Securities Course and became a licensed Securities Broker in 1992. She was educated in England, and attended the University of Toronto, Canada for her undergraduate degree. Ms. Curtis's MBA in Finance & International Affairs was granted by the Rotman School of Business, University of Toronto.

Mr. W. G. Moore brings 28 years experience in sector leading entertainment businesses to Shoal Games Ltd. He has a track record in corporate strategy, corporate finance, investor relations, business model innovation and leading complex multi-stakeholder projects. After a decade leading global projects for Virgin EMI and Polygram he spent 16 years as a media and entertainment management consultant including leading an international management consultancy.  Will holds a 1st class MBA from Henley Business School with a distinction for his thesis on 'business model innovation in technology start-ups'. He is Chief Executive Officer of 50cc Games Ltd. & Nodding Frog Limited and Non-Exec Director to a small portfolio of technology businesses.

Mr. H. W. Bromley has served as our Chief Financial Officer since July 2002. Mr. Bromley is also the Chief Financial Officer for Roadhouse Interactive Limited (an online games development company).  From 2000 to 2001, Mr. Bromley was a Director and the Group Financial Officer for Agroceres & Co. Ltd. From 1995 - 1999, he was an employee of Ernst & Young working in South Africa and in the United States of America. Mr. Bromley has in addition worked for CitiBank, Unilever PLC, Gerrard and CellStop Systems Inc. Mr. Bromley is a Chartered Accountant.

COMPOSITION OF OUR BOARD OF DIRECTORS

We currently have four directors.All directors currently hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Our officers are appointed annually by the Board of Directors and hold office until their successors are appointed and qualified. Pursuant to the Company's by-laws, the number of directors shall be increased or decreased from time-to-time by resolution of the Board of Directors or the shareholders. Mr. J. M. Williams is the son of Mr. T. M. Williams. There are no other family relationships between any of the officers and directors of the Company.

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

BOARD OF DIRECTORS MEETINGS

Our Board of Directors met, in person or by phone, seven times during the last fiscal year and it regularly approves all material actions required by consent resolutions.

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

DIRECTOR COMPENSATION

The Non Executive Directors receive a cash compensation for their services as members of the Board of Directors based on a compensation per meeting. During the year ended December 31, 2016, the Non Executive Directors collectively received compensation of $6,000 (Fiscal 2015 -

$9,500). The Executive directors currently do not receive cash compensation for their services as members of the Board of Directors. In addition, both the Non Executive and the Executive Directors are reimbursed for expenses in connection with attendance at Board of Directors meetings and specific business meetings.  Directors are eligible to participate in our stock option plans. Option grants to directors are at the discretion of the Board of Directors acting upon the recommendation of the Compensation committee.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table describes the compensation we paid to our Chief Executive Officer and directors (the "Named Executive Officer").

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-term Compensation
Name and Principal Position	Year	Fees	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options /	All Other Compensation
		$	$	$	$	SARs (#)	$
T.M. Williams -	2016	132,000	-	-	-	100,000	-
Executive	2015	132,000	-	-	-	-	-
Chairman (1)	2014	174,789	-	-	-	-	-
J. M. Williams	2016	171,285	-	-	-	100,000	-
CEO (2)	2015	181,734	-	-	-	-	-
	2014	186,749	-	-	-	-	-
H. W. Bromley	2016	63,655	-	-	-	100,000	-
CFO (3)	2015	62,719	-	-	-	-	-
	2014	71,601	-	-	-	-	-

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

OPTION GRANTS IN THE LAST FISCAL YEAR

During the year ended December 31, 2016, the Company granted 1,010,000 options (2015 - nil) with an exercised price of CAD$0.54 (approximately US$0.42) per share.

During the year ended December 31, 2016, nil (2015 - 515,000) options were exercised. During the year ended December 31, 2016, nil options expired unexercised. During the year ended December 31, 2015, 5,000 options with an exercise price of $0.15 expired unexercised.

STOCK OPTION PLANS

In the year ended December 31, 2015, the 1999, 2001 and 2005 Stock Option Plans were discontinued and replaced with the 2015 Stock Option Plan.

Our Board of Directors administers the 2015 Stock Option Plan. Our Board is authorized to construe and interpret the provisions of the Stock Option Plans, to select employees, directors and consultants to whom options will be granted, to determine the terms and conditions of options and, with the consent of the grantee, to amend the terms of any outstanding options. The 2015 Stock Option Plan provides for the granting of stock options to the employees, directors, advisors and consultants of the Corporation to encourage proprietary interest in the Corporation, to encourage such employees to remain in the employ of the Corporation or such directors, advisors and consultants to remain in the service of the Corporation, and to attract new employees, directors, advisors and consultants with outstanding qualifications.

Our Board determines the terms and provisions of each option granted under the Stock Option Plans, including the exercise price, vesting schedule, repurchase provisions, rights of first refusal and form of payment.  The Plan shall not exceed 10% of the number of Shares of the Company issued and outstanding as of each Award Date, inclusive of all Shares presently reserved for issuance pursuant to previously granted stock options, unless shareholder approval is obtained in advance. The Exercise Price shall be that price per Share, as determined by the Board in its sole discretion, and announced as of the Award Date, at which an Option Holder may purchase a Share upon the exercise of an Option, provided that it shall not be less than the closing price of the Company's Shares traded through the facilities of the Exchange on the day preceding the Award Date, less any discount permitted by the Exchange, or such other price as may be required or permitted by the Exchange.

The term of options under the Stock Option Plans will be determined by our Board; however, the term of the stock option may not be for more than ten years.  Where the award agreement permits the exercise of an option for a period of time following the recipient's termination of service with us, disability or death, that option will terminate to the extent not exercised or purchased on the last day of the specified period or the last day of the original term of the option, whichever occurs first.

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

During the year ended December 31, 2010, the agreement was amended to include a consultancy payment of $11,666 per month payable in arrears. This contract is for the provision of services by Mr. T. M. Williams as Executive Chairman of the Company. During the year ended December 31, 2013, the agreement was amended to provide for a consultancy payment of 2.5% of the monthly social bingo business with a minimum of $11,000 and a maximum of $25,000 per month.

During the year ended December 31, 2014, the Company entered into an agreement with Jayska Consulting Ltd. and Mr. J. M. Williams, Chief Executive Officer of the Company for the provision of services of Mr. J. M. Williams as Marketing director of the Company. The Consulting agreement provides for a consultancy payment of GBP5,000 per month payable in arrears. In addition, during the year ended December 31, 2014, entered into an agreement with LVA Media Inc. and Mr. J. M. Williams, for the provision of services of Mr. J. M. Williams as

Chief Executive Officer of Shoal Games Ltd.  The Consulting agreement provides for a consultancy payment equaling of 2.5% of the monthly social bingo business with a minimum of $7,500 and a maximum of $25,000 per month.

During the year ended December 31, 2012, the Company entered into a management consulting agreement with Bromley Accounting Services Limited for the services of Mr. H. W. Bromley as the Chief Financial Officer.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of March 31, 2017, by:

-     each person known by us to beneficially own 5% or more of our outstanding common stock;

-     each of our directors;

-     each of the Named Executive Officers; and

-     all of our directors and Named Executive Officers as a group.

In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or direct the disposition of such security. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or debentures held by that person that are currently exercisable or convertible or exercisable or convertible within 60 days of March 31, 2017, are deemed outstanding.

Percentage of beneficial ownership is based upon 59,708,318 shares of common stock outstanding at March 31, 2017. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
T. M. Williams Suite 4501 1011 West Cordova Street Vancouver, BC V6C 0B2 Canada	19,699,746	(1)	32.44%

J. M. Williams Flat 16 Bridgewater square London, EC2Y 8AG United Kingdom	408,200	(2)	0.67%

F. Curtis Ard Na Mara, Box 1127 Anguilla, B.W. I.	150,000	(3)	0.25%

W. G. Moore Clare Hall Clare, Nr Sudbury Suffolk CO10 8PJ United Kingdom	100,000	(4)	0.16%

H. W. Bromley 3851 Edgemont Boulevard North Vancouver BC, V7R 2P9 Canada	475,000	(5)	0.79%

All directors and Named Executive Officers as a group (6 persons)	20,832,946		34.31%

Bingo, Inc. P.O. Box 727, Landsome Road The Valley, Anguilla, B.W.I.	3,596,831	(6)	5.92%

Pendinas Limited Ballacarrick, Pooilvaaish Road Castletown, IM9 4PJ Isle of Man	26,087,999	(7)	42.97%

(1) Includes 16,722,281 shares held directly by Mr. T. M. Williams and 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of CAD$0.54 (approximately US$0.42) per share. Mr. T. M. Williams is a potential beneficiary of certain discretionary trusts that hold approximately 80% of the shares of a private holding company.  If 80% of the shares of common stock beneficially owned by the private holding company are included here, Mr. T. M. William's beneficial ownership increases by 2,857,465 shares, representing 33.06% of the Class.

(2) Includes, 308,200 shares held directly by Mr. J. M. Williams and 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of CAD$0.54 (approximately US$0.42) per share.

(3) Includes 50,000 shares held directly by Ms. F. Curtis and 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of CAD$0.54 (approximately US$0.42) per share.

(4) Includes100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of CAD$0.54 (approximately US$0.42) per share.

(5) Includes, 375,000 shares held directly by Mr. H. W. Bromley and 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of CAD$0.54 (approximately US$0.42) per share.

(6)  Includes 3,596,831 shares held directly by Bingo, Inc., a private holding company.

(7)  Includes 26,087,999 shares held directly by Pendinas Ltd., a company wholly owned by Mr. G. R. Williams. Mr. G. R. Williams is not related to Mr. T. M. Williams nor Mr. J. M. Williams.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has a liability of $nil (2015 - $2,391) to a company owned by a current director and officer of the Company for payment of consulting fees of $132,000 (2015 - $132,000) by the current director and officer of the Company.

The Company has a liability of $2 (2015 - $6,507) to a current director and officer of the Company for expenses incurred.

The Company has a liability of $nil (2015 - $14,804) to a company owned by a current director and officer of the Company for payment of consulting fees of $81,285 (2015 - $91,734) by the current director and officer of the Company.

The Company has a liability of $nil (2015 - $nil) to a company owned by a current director and officer of the Company for payment of consulting fees of $90,000 (2015 - $90,000) by the current director and officer of the Company.

The Company has a liability of $2 (2015 - $831) to a company owned by a previous director of the Company for payment of consulting fees of $8,378 (2015 - $3,948) by the previous director of the Company.

The Company has a liability of $500 (2015 - $6,500), to independent directors of the Company for payment of consulting fees. During the year ended December 31, 2016, the Company paid $6,000 (2015 - $9,500) to the independent directors in director fees.

The Company has a liability of $4,852 (2015 - $1,533), to an officer of the Company for payment of consulting fees and expenses incurred of $63,655 (2015 - $62,719) by the officer of the Company.

The Company has 3 promissory notes totaling $400,811, including interest, from shareholders holding more than 10% of the Company. The interest on the notes are 2% per annum, calculated and compounded annually and paid annually.  Subsequent to the year ended December 31, 2016, the Company issued four unsecured promissory notes for $188,135 from shareholders of the Company.

During the year ended December 31, 2016, the Company granted 500,000 options with an exercise price of CAD$0.54 (approximately $0.42) per share to related parties. The Company expensed $127,373 in stock based compensation for these options granted to related parties.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended December 31, 2016, the Company incurred fees of $51,000 (2015 - $51,000) from the principal accountant during fiscal 2016 -  Davidson & Company LLP, $51,000 of these fees related to audit fees (2015 - $51,000).

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

Date:    March 31, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By:       /s/ J. M. Williams                      Chief Executive Officer             March 31, 2017

J. M. Williams

By:       /s/ H. W. Bromley                     Chief Financial Officer              March 31, 2017

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

(c)  Evaluated the effectiveness of Shoal Games Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of December 31, 2016, covered by this annual report based on such evaluation; and

(d)  Disclosed in this report any change Shoal Games Ltd.'s internal control over financial reporting that occurred during Shoal Games Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Shoal Games Ltd.'s internal control over financial reporting; and

5.  Shoal Games Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Shoal Games Ltd.'s auditors and the audit committee of Shoal Games Ltd.'s  board of directors (or persons performing the equivalent functions):

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

Signed :            /s/ J. M. Williams                                                                      Date : March 31, 2017

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

(c)   Evaluated the effectiveness of Shoal Games Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of December 31, 2016, covered by this annual report based on such evaluation; and

(d)   Disclosed in this report any change Shoal Games Ltd.'s internal control over financial reporting that occurred during Shoal Games Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Shoal Games Ltd.'s internal control over financial reporting; and

5.  Shoal Games Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Shoal Games Ltd.'s auditors and the audit committee of Shoal Games Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed : /s/ H. W. Bromley                                                                   Date : March 31, 2017

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Shoal Games Ltd. (the "Company") on Form 10-K for the period ended December 31, 2016, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        March 31, 2017

A signed original of this written statement required by Section 906 has been provided to Shoal Games Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Shoal Games Ltd. (the "Company") on Form 10-K for the period ended December 31, 2016, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        March 31, 2017

A signed original of this written statement required by Section 906 has been provided to Shoal Games Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT LIST

The following instruments are included as exhibits to this Report.  Exhibits incorporated by reference are so indicated.

Exhibit Number	Description
4.4	Convertible Debenture between the Company and unrelated parties dated July 2, 2002. (b)
4.5	Common Stock Purchase Warrant between the Company and unrelated parties dated July 2, 2002. (b)
10.2	Asset Purchase Agreement by and between Bingo, Inc. and Progressive Lumber, Corp. dated January 18, 1999. (a)
10.24	Amended Consulting Agreement dated February 28, 2002, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (c)
10.29	Amendment of Asset Purchase Agreement dated July 1, 2002. (d)
10.32	Code of Business Conduct and Ethics dated December 22, 2006. (e)
10.33	Amended Consulting Agreement dated June 16, 2010, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (f)
10.36	The Marketing Service Agreement between the Bingo.com, Ltd. wholly owned subsidiary, Coral Reef Marketing Inc. and with Unibet International Limited dated March 19, 2010. (g)
10.37	Amended Consulting Agreement dated August 1, 2013, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (h)
10.38	Consulting Agreement dated January 1, 2014, between the Company, Jayska Consulting Ltd., and J.M. Williams. (h)
10.39	Consulting Agreement dated January 1, 2014, between the Company, LVA Media Inc., and J.M. Williams. (h)
10.40	Consulting Agreement dated October 1, 2013, between the Company, Devereux Management Ltd., and C. M. Devereux. (h)
10.41	Consulting Agreement dated January 1, 2014, between the Company, Bromley Accounting Services Limited, and H. W. Bromley. (h)
31.1	Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 31, 2017.
31.2	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 31, 2017.
32.1	Certification from the Chief Executive Officer of Shoal Games Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 31, 2017.
32.2	Certification from the Chief Financial Officer of Shoal Games Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 31, 2017.

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