Form 10-Q
period 2017-03-31
SHOAL GAMES LTD.
filed 2017-05-16
CIK 1318482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer's common stock, no par value per share, was 59,708,318 as of May 15, 2017.

SHOAL GAMES LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2017

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Consolidated Balance Sheets

(Unaudited)

As at	March 31, 2017	December 31, 2016

Assets
Current assets:
Cash	$31,776	$60,190
Accounts receivable less allowance for doubtful accounts $27,666 (December 31, 2016 - $27,666) (Note 3)	18,998	17,194
Prepaid expenses	17,945	33,494
Total Current Assets	68,719	110,878

Equipment, net	9,541	10,148

Security deposits	-	8,067

Deferred tax asset, less valuation allowance of $14,484 (December 31, 2016 - $15,017) (Note 8)	-	-

Total Assets	$78,260	$129,093

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable	$10,727	$3,667
Accrued liabilities	96,057	87,959
Accounts payable and accrued liabilities - related party (Note 9)	117,135	5,356
Total Current Liabilities	223,919	96,982

Promissory notes (Note 5)	436,223	347,698

Total Liabilities	660,142	444,680

Commitments (Note 7)

Stockholders' Deficiency (Note 6):
Common stock, no par value, unlimited shares authorized, 59,708,318 shares issued and outstanding (December 31, 2016 - 59,708,318)	21,340,923	21,223,271
Accumulated deficit	(21,947,385)	(21,563,438)
Accumulated other comprehensive income: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Deficiency	(581,882)	(315,587)

Total Liabilities and Stockholders' Deficiency	$78,260	$129,093

See accompanying notes to the consolidated financial statements.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Operations and Comprehensive Loss

For Periods Ended March 31, 2017 and 2016

(Unaudited)

	2017	2016

Total revenue	$33,259	$110,559

Cost of sales:
Game development amortization (Note 4)	-	120,503
Total cost of sales	-	120,503

Gross profit (loss)	33,259	(9,944)

Operating expenses:
Depreciation and amortization	817	500
Directors fees	1,000	2,000
General and administrative	50,599	86,194
Promissory note accretion interest (Note 5)	18,042	-
Salaries, wages, consultants and benefits	101,593	113,133
Selling and marketing	29,601	201,587
Games development (Note 4)	214,495	217,383
Total operating expenses	416,147	620,797

Loss before other income (expense) and income taxes	(382,888)	(630,741)

Other income (expense):
Foreign exchange loss	(1,063)	(3,211)
Interest and other income	4	84

Loss before income taxes	(383,947)	(633,868)

Income tax expense	-	-
Loss after tax	(383,947)	(633,868)

Other comprehensive income (loss)	-	-

Comprehensive loss	$(383,947)	$(633,868)

Basic and diluted profit (loss) per common share	$(0.01)	$(0.01)

Weighted average common shares outstanding, basic	59,708,318	56,197,703
Weighted average common shares outstanding, diluted	59,708,318	56,197,703

See accompanying notes to the consolidated financial statements.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Stockholders' Deficiency

For the period ended March 31, 2017

(Unaudited)

	Common stock		Accumulated Other Comprehensive income
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Deficiency
Balance, December 31, 2016	59,708,318	$21,223,271	$(21,563,438)	$ 24,580	($315,587)

Discount on promissory note	-	23,461	-	-	23,461

Gain on extinguishment and reissuance of promissory notes with related parties	-	94,191	-	-	94,191

Net loss	-	-	(383,947)	-	(383,947)
Balance, March 31, 2017	59,708,318	$21,340,923	$ (21,947,385)	$ 24,580	($581,882)

See accompanying notes to the consolidated financial statements.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Cash Flows

For the three month period ended March 31, 2017 and 2016

(Unaudited)

	2017	2016
Cash flows from operating activities:
Net loss	$(383,947)	$(633,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	817	500
Game development amortization	-	120,503
Accretion of promissory note	18,042	-

Changes in operating assets and liabilities:
Accounts receivable	(1,804)	(5,483)
Prepaid expenses	15,549	1,687
Security deposits	8,067	(624)
Accounts payable and accrued liabilities	126,937	98,896
Net cash used in operating activities	(216,339)	(418,389)

Cash flows from investing activities:
Acquisition of equipment	(210)	-
Net cash used in investing activities	(210)	-

Cash flows from financing activities:
Promissory note	188,135	-
Net cash provided by financing activities	188,135	-

Change in cash	(28,414)	(418,389)

Cash, beginning of period	60,190	570,086
Cash, end of period	$31,776	$151,697

Supplementary information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash financing activity - Extinguishment of promissory notes	$94,191	$-
Non-cash financing activity - Discount on related party loans	$23,461	$-
Non-cash investing activity	$-	$-

See accompanying notes to the consolidated financial statements.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2017 and 2016

(Unaudited)

1.         Basis of Presentation:

The accompanying unaudited financial statements have been prepared by Shoal Games Ltd. ("the Company") in conformity with accounting principles generally accepted in the United States of America ("US GAAP") applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations.  In the opinion of management, the unaudited interim consolidated financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented.  All adjustments are of a normal recurring nature, except as otherwise noted below.  These unaudited interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2016, included in the Company's Annual Report on Form 10-K, filed March 31, 2017, with the Securities and Exchange Commission.  The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Continuing operations

These unaudited interim consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses from operations for the quarters ended March 31, 2017 and 2016, and has an accumulated deficit of $21,947,385 as at March 31, 2017.  This raises substantial doubt about the Company's ability to continue as a going concern.

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

Three Months ended March 31, 2017 and 2016

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

Company	Registered	% Owned
Shoal Media (Canada) Inc.	British Columbia, Canada	100%
Coral Reef Marketing Inc.	Anguilla	100%
Shoal Media Inc.	Anguilla	100%
Shoal Games (UK) Plc	United Kingdom	99%
Shoal Media (UK) Ltd.	United Kingdom	100%
Rooplay Media Ltd.	British Columbia, Canada	100%

In addition, there are the following dormant subsidiaries; Bingo.com (Antigua) Inc., Bingo.com (Wyoming) Inc., and Bingo Acquisition Corp.

During the quarter ended March 31, 2017, Shoal Media UK Ltd. was incorporated under the laws of England and Wales.

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

Significant areas requiring the use of estimates include the valuation of long-lived assets, the collectibility of accounts receivable, the valuation of promissory notes and the estimated market rate of 15% and the valuation of deferred tax assets.  Actual results may differ significantly from these estimates.

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

Three Months ended March 31, 2017 and 2016

(Unaudited)

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

(e)   Software Development Costs:

Software development costs incurred in the research and development of new software products and enhancements to existing software products for external use are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any software development costs are capitalized and amortized at the greater of the straight-line basis over the estimated economic life of the related product or the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for the related product. Commencing January 1, 2014, the Company obtained technological feasibility and amortized the capitalized software development costs over a period of 3 years. The Company performs an annual review of the estimated economic life and the recoverability of such capitalized software costs, using a net realizable value test.  The Company completed the amortization of the capitalized Trophy Bingo software development expenses on December 31, 2016.

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

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2017 and 2016

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(e)   Software Development Costs: (Continued)

Total software development costs for the development of all three games; Rooplay, Garfield's Bingo and Trophy Bingo, were $5,149,769 as at March 31, 2017 (March 31, 2016 - $4,075,019).

(f)    New accounting pronouncements and changes in accounting policy:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers and issued subsequent amendments to the initial guidance in August 2016, March 2016, April 2016, and May 2016 within ASU 2016-04, ASU 2016-08, ASU 2016-10, ASU 2016-11 and ASU 2016-12, respectively. The guidance in this update supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Codification. Additionally, this update supersedes some cost guidance included in ASC 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of ASC 360, Property, Plant, and Equipment, and intangible assets, within the scope of ASC 350, Intangibles - Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement in this update. The standard was to be effective for the Company as of January 1, 2017, but in August 2016, the FASB delayed the effective date of the new revenue accounting standard to January 1, 2019, and would permit early adoption as of the original effective date. Earlier adoption is not otherwise permitted for public entities. An entity can apply the revenue standard retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings (simplified transition method). The Company is currently assessing the impact of this update on its consolidated financial statements. The Company has not yet selected an adoption date, a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

On April 1, 2016, the FASB voted to defer the effective date of ASU No. 2014-09, which outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and notes that lease contracts with customers are a scope exception. Public business entities may elect to adopt the amendments as of the original effective date; however, if the proposed deferral is approved, adoption is required for annual reporting periods beginning after December 15, 2017. We are currently assessing the impact of the guidance on our consolidated financial statements.

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

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2017 and 2016

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(f)    New accounting pronouncements and changes in accounting policy: (Continued)

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

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2017 and 2016

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(f)    New accounting pronouncements and changes in accounting policy: (Continued)

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

In January of 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new standard provides a screen to determine when a set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This standard is effective for annual periods beginning after December 15, 2017 and interim periods within those periods, with early adoption permitted, and should be applied prospectively on or after the effective date. Upon the adoption of ASU 2017-01, it is expected that the majority of the Company's acquisitions will be accounted for as asset acquisitions, whereas under the current guidance the majority of the Company's acquisitions have been accounted for as business combinations. The most significant difference between the two accounting models that will impact the Company's consolidated financial statements is that in an asset acquisition, property acquisition costs are generally a component of the consideration transferred to acquire a group of assets and are capitalized as a component of the cost of the assets, whereas in a business combination, property acquisition costs are expensed and not included as part of the consideration transferred. The Company is currently evaluating the impact of adopting this guidance.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  The new standard removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment testing performed after January 1, 2017. The Company is currently evaluating the impact of adopting this guidance.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2017 and 2016

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(f)    New accounting pronouncements and changes in accounting policy: (Continued)

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718) : Scope of Modification Accounting. The new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This pronouncement is effective for annual reporting periods beginning after December 15, 2017 but early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

There have been no other recent accounting standards, or changes in accounting standards, during the quarter ended March 31, 2017, as compared to the recent accounting standards described in the Annual Report, that are of material significance, or have potential material significance, to us.

(g)   Financial instruments:

(i)  Fair values:

The fair value of accounts receivable, accounts payable, accrued liabilities, promissory notes and accounts payable and accrued liabilities - related party approximate their financial statement carrying amounts due to the short-term maturities of these instruments.  Cash is carried at fair value using a level 1 fair value measurement.

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

3.    Accounts Receivable:

The accounts receivable as at March 31, 2017, is summarized as follows:

	March 31, 2017	December 31, 2016
Accounts receivable	$46,664	$44,860

Provision for doubtful accounts	(27,666)	(27,666)

Net accounts receivable	$18,998	$17,194

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2017 and 2016

(Unaudited)

3.    Accounts Receivable: (Continued)

The Company had bank accounts with the National Bank of Anguilla. During the year ended December 31, 2016, the National Bank of Anguilla, filed for chapter 11 protection. The Company has expensed the balance on account of $27,666 (2015 - $nil) as a doubtful debt.

4. Game development assets:

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

During the year ended December 31, 2016, the Company obtained the license to develop Garfield's Bingo. The game was launched in November 2016. In addition, during the year ended December 31, 2016, the Company obtained the license for Rooplay. The Company commenced development of the Rooplay platform. During the period ended March 31, 2017, the Company has expensed the development costs of all three products as incurred and has expensed the following development costs for its three products.

	March 31, 2017	December 31, 2016
Opening total game development costs	$4,935,274	$3,857,636

Game development during the period	214,495	217,383
Closing total game development costs	$5,149,769	$4,075,019

5.   Promissory notes:

The Company has issued unsecured promissory notes from shareholders of the Company. The notes were repayable on March 31, 2018. The interest on the notes are 2% per annum, calculated and compounded annually and paid annually.  Interest in arrears shall accrue interest. The unpaid principal amount due hereunder may be reduced to zero from time to time without affecting the validity of this note.

The promissory notes are accounted for by discounting the notes in a manner that reflects the entity's borrowing rate when interest cost is recognized in subsequent periods. The Company applied an estimated market rate of 15% to the promissory notes. In doing so, the Company used the discounted cash flow approach to value the present value of the notes. The cash flow stream from the coupon interest payments and the final principal payment were discounted at 15% to arrive at the valuations. The Company used a deemed rate of 15% as the appropriate discount rate after examining the interest rates for similar instruments issued in the same time frame for similar companies without the conversion feature. During the year ended December 31, 2016, the Company issued $400,000 promissory notes and recognized a discount on the promissory notes of $58,284 and $5,171 of interest accretion.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2017 and 2016

(Unaudited)

5.   Promissory notes: (Continued)

During the quarter ended March 31, 2017, the Company issued $188,135 promissory notes and recognized a discount on the promissory notes of $23,461 and $15,615 of interest accretion. These notes were issued with the same terms and conditions as the promissory notes issued in the year ended December 31, 2016.

On March 31, 2017, the maturity date on the promissory notes was extended to April 1, 2020. The Company treated the change as an extinguishment and reissuance of the notes. The Company recognized a discount on the promissory notes of $94,191 from the extinguishment and reissuance of the notes.

	March 31, 2017	December 31, 2016
Opening balance	$347,698	$-

Promissory note issued	188,135	400,000

Discount on promissory note	(23,461)	(58,284)

Gain on extinguishment and reissuance of promissory notes with related parties	(94,191)	-

Extinguishment of promissory notes to related parties	(418,181)	-

Reissuance of promissory notes to related parties	323,990	-

Accrued interest	2,427	811

Interest accretion	15,615	5,171

Closing balance	$436,223	$347,698

Subsequent to the quarter ended March 31, 2017, the Company issued unsecured promissory notes for $300,000, to shareholders of the Company. These notes were issued with the same terms as the previous reissued promissory notes with an interest of 2% per annum, calculated and compounded annually and paid annually and a maturity date of April 1, 2020.

6.    Stockholders' Deficiency:

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

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2017 and 2016

(Unaudited)

6.    Stockholders' Deficiency: (Continued)

(a)       Common stock issuances:

No shares were issued during the quarter ended March 31, 2017.

 (b)       Stock option plans:

No options were granted or exercised during the period ended March 31, 2017.

7.   Commitments:

The Company leases office facilities in Vancouver, British Columbia, Canada, and The Valley, Anguilla, British West Indies. These office facilities are leased under operating lease agreements. The Canadian operating lease expired on December 31, 2016, but unless 30 day notice is given this lease automatically renews on a month to month basis until notice is given. The Anguillan operating lease expired on April 1, 2011 but unless 3 month's notice is given it automatically renews for a future 3 months until notice is given.

Minimum lease payments under these operating leases are approximately as follows:

2017	$1,406
2018	-

The Company paid rent expense totaling $4,662 for the quarter ended March 31, 2017 (March 31, 2016 - $5,426).

The Company has a management consulting agreement with T.M. Williams (Row), Inc., an Anguilla incorporated company, and Mr. T. M. Williams. During the year ended December 31, 2014, the Company amended a previous agreement with Mr. T. M. Williams to provide for a consultancy payment of 2.5% of the monthly social bingo business with a minimum of $11,000 and a maximum of $25,000 per month.

During the year ended December 31, 2014, the Company entered into an agreement with Jayska Consulting Ltd. and Mr. J. M. Williams, Chief Executive Officer of the Company for the provision of services of Mr. J. M. Williams as Chief Executive Officer of the Company. The Consulting agreement provides for a consultancy payment of GBP Sterling 5,000 per month. In addition, during the year ended December 31, 2014, the Company entered into an agreement with LVA Media Inc. and Mr. J. M. Williams, for the provision of services of Mr. J. M. Williams as Chief Executive Officer of the Company. The Consulting agreement provides for a consultancy payment of 2.5% of the monthly social bingo business with a minimum of $7,500 and a maximum of $25,000 per month.

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

Three Months ended March 31, 2017 and 2016

(Unaudited)

8.   Income Taxes:

Shoal Games Ltd. is domiciled in the tax-free jurisdiction of Anguilla, British West Indies. However certain of the Company's subsidiaries incur income taxation.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2017, and December 31, 2016, are presented below:

	March 31, 2017	December 31, 2016
Deferred tax assets:
Net operating loss carry forwards	$14,484	$15,017

Valuation Allowance	(14,484)	(15,017)
	$-	$-

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

9.    Related Party Transactions:

The Company has a liability of $33,000 (December 31, 2016 - $nil) to a company owned by a current director and officer of the Company for payment of services rendered of $33,000 (March 31, 2016 - $33,000) by the current director and officer of the Company.

The Company has a liability of $19,339 (December 31, 2016 - $2) to a current director and officer of the Company for expenses incurred.

The Company has a liability of $18,732 (December 31, 2016 - $nil) to a company owned by a current director and officer of the Company for payment of services rendered of $18,581 (March 31, 2016 - $21,488) by the current director and officer of the Company.

The Company has a liability of $22,500 (December 31, 2016 - $nil) to a company owned by a current director and officer of the Company for payment of services rendered of $22,500 (March 31, 2016 - $22,500) by the current director and officer of the Company.

The Company has a liability of $1,500 (December 31, 2016 - $500), to independent directors of the Company for payment of services rendered. During the quarter ended March 31, 2017, the Company accrued $1,000 (March 31, 2016 - $2,000) to the independent directors in director fees.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2017 and 2016

(Unaudited)

9.    Related Party Transactions: (Continued)

The Company has a liability of $22,064 (December 31, 2016 - $4,852), to an officer of the Company for payment of services rendered and expenses incurred of $22,107 (March 31, 2016 - $19,050) by the officer of the Company.

The Company has a liability of $nil (December 31, 2016 - $2) to a Company owned by a previous director of the Company for payment of consulting fees of $nil (March 31, 2016 - $nil) by a previous director of the Company.

The Company has promissory notes totaling $591,372 (December 31, 2016 - $400,811), including interest, from shareholders holding more than 10% of the Company. The interest on the notes are 2% per annum, calculated and compounded annually and paid annually. Subsequent to the quarter ended March 31, 2017, the Company issued unsecured promissory notes for $300,000, from shareholders of the Company with an interest rate of 2% per annum, calculated and compounded annually and paid annually and a maturity date of April 1, 2020.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

10. Segmented information:

Revenue

The Company operates in one reportable business segment, the sale of in-app purchases on Trophy Bingo and Garfield's Bingo.

The Company had the following revenue by geographical region.

	Three Months ended March 31, 2017	Three Months ended March 31, 2016
Total revenue
Western Europe	$3,373	$14,577
Central, Eastern and Southern Europe	44	10
Nordics	178	408
North America	24,043	89,849
Other	5,621	5,715
Total revenue	$33,259	$110,559

Equipment

The Company's equipment is located as follows:

Net Book Value	March 31, 2017	December 31, 2016

Anguilla	$759	$828
Canada	7,661	8,097
United Kingdom	1,121	1,223
	$9,541	$10,148

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2017 and 2016

(Unaudited)

11.       Concentrations

Major customers

During the quarter ended March 31, 2017 and 2016, the Company sold in-app purchases on its social bingo sites, Trophy Bingo and Garfield's Bingo. There was no single player who had purchased more than 10% of the Trophy Bingo and Garfield's Bingo revenue. The Company is reliant on the Google App, iOS App and Amazon App Stores to provide a platform for Trophy Bingo and Garfield's Bingo to be played thereon.

During the quarter ended March 31, 2017 and 2016, the Company offered limited advertising. The Company is reliant on one sales customer who provides the advertising revenue.

12.  Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions. At March 31, 2017, the Company had total cash balances of $31,776 (December 31, 2017 - $60,190) at financial institutions, where $nil (December 31, 2016 - $nil) is in excess of federally insured limits.

The Company has concentrations of credit risk with respect to accounts receivable, the majority of its accounts receivable are concentrated geographically in the United States amongst a small number of customers.

As of March 31, 2017, the Company had three customers, totaling $13,418 who accounted for greater than 10% of the total accounts receivable. As of December 31, 2016, the Company had four customers, totaling $13,300 who accounted for greater than 10% of the total accounts receivable.

The Company controls credit risk through monitoring procedures and receiving prepayments of cash for services rendered.  The Company performs credit evaluations of its customers but generally does not require collateral to secure accounts receivable.

ITEM 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis or Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below.  Shoal Games Ltd.'s (the "Company", "we", or "us") actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and the Management Discussion and Analysis or plan of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

FORWARD LOOKING STATEMENTS

All statements contained in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference, as well as statements made in press releases and oral statements that may be made by us or by officers, directors or employees acting on our behalf, that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Readers should consider statements that include the terms "believe," "belief," "expect," "plan," "anticipate," "intend" or the like to be uncertain and forward-looking. In addition, all statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin, anticipated expense levels and liquidity and capital resources, constitute forward-looking statements. Particular attention should be paid to the facts of our limited operating history, the unpredictability of our future revenues, our need for and the availability of capital resources, the evolving nature of our business model, and the risks associated with systems development, management of growth and business expansion.  Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear.  Readers should consider the risks more fully described in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (the "SEC") and should not place undue reliance on any forward-looking statements.

OVERVIEW

Shoal Games Ltd. (TSXV : SGW) (OTCQB : SGLDF) (www.shoalgames.com) is the parent company of a group of companies, which creates consumer mobile software products and games.  The Company is managed by an experienced team of technology entrepreneurs who have a long history in video games, enterprise software, mobile software, and Internet products.

The primary focus of Shoal Games is the development and marketing of the Rooplay EdTech platform for children and families.  Rooplay is live exclusively on Google Play in 27 languages and 135 countries. Rooplay has no ads, no in-app purchases, no long downloads, no instant messaging, and no outbound links of any form.  These characteristics make the product a unique platform of game content that is entirely safe for children.

The games on the Rooplay platform are designed to both entertain and educate.  Children engaging with Rooplay learn technology, solve puzzles, paint pictures, practice language, learn math, and much more.  Shoal Games is developing a content system with Rooplay that builds tech literacy and encourages early learning.  The Company believes that to be able to teach children, they must first hold their attention.  Rooplay mixes entertainment with education so that long player sessions are created in a safe environment so that children have fun and are challenged in new ways with every session.  Rooplay has over 500 unique interactive games in every imaginable format.

Shoal Games management believes that through the development of the Rooplay platform, and the production of exclusive EdTech game content that it can create a defensible position in the market as a premium provider of mobile games content for kids.  Shoal Games has a long history in games and software development and believes that its experienced team can establish Rooplay as a global provider of mobile entertainment for children.  Rooplay will generate revenue for the Company from consumer subscriptions which customers will pay to unlock the Rooplay game catalog.  Shoal Games management believes that the development of a platform system such as Rooplay will create a significant and sustainable revenue stream for the Company.

Shoal Games management is pursuing an aggressive growth strategy by approaching local partners in many regions of the world who are interested in distributing Rooplay.  Rooplay's games are not restricted to any particular region and the demand for early learning systems such as Rooplay is strong.

With more than 6.8 billion mobile phone subscriptions in place globally the demand for mobile content systems is enormous.  Rooplay fills a particular need for families and with every additional piece of content that is added to the system the draw to Rooplay in comparison to other systems becomes stronger.  With the competition fierce between network operators for new mobile subscribers, Shoal Games' management believes that owning a content platform system such as Rooplay will create long-term value for the Company's shareholders.

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

Effective July 2, 2016, the Company commenced trading on the TSX Venture Exchange as a tier 2 Technology Issuer under the trading symbol "SGW".  The Company also trades on the OTCQB under the trading symbol "SGLDF".

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

Total software development costs for the development of all three games; Rooplay, Garfield's Bingo and Trophy Bingo, were $5,149,769 as at March 31, 2017 (March 31, 2016 - $4,075,019).

RESULTS OF OPERATIONS

            Revenue

Total revenue, net of platform fees to Apple, Google and Amazon, for the quarter ended March 31, 2017, decreased to $33,259, a decrease from revenue of $110,559 for first quarter of 2016 and a decrease of 12% from revenue of $37,783, in the fourth quarter of 2016. The decrease in total revenue compared to the first and fourth quarter of fiscal 2016, is due to lower marketing spend whilst the Company completes the development of Rooplay.

            Sales and marketing expenses

Sales and marketing expenses were $29,601 for the quarter ended March 31, 2017, a decrease over expenses of $201,587 in the first quarter of 2016 and an increase of 224% from sales and marketing expenses of $9,134 in the fourth quarter of 2016. This decrease in sales and marketing expenses in the quarter ended March 31, 2017, compared to the first quarter of fiscal 2016 was due to a lower marketing spend for player acquisitions in Trophy Bingo and Garfield's Bingo whilst the Company prepared for the launch of Rooplay. The increase in selling and marketing expenses in the quarter ended March 31, 2017 compared to the fourth quarter of fiscal 2016, was due to a larger marketing campaign to promote the new Garfield's Bingo game. Selling and marketing expenses principally include publishing services and user acquisition costs to acquire players.

We expect to continue to incur sales and marketing expenses to increase traffic and bring new players to the Trophy Bingo and Garfield's Bingo game and the Rooplay platform in the second quarter of fiscal 2017. There can be no assurances that these expenditures will result in increased traffic or significant additional revenue.

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our office, legal and professional fees, and other general corporate and office expenses. General and administrative expenses decreased to $50,599 or the quarter ended March 31, 2017, a decrease of 41% from costs of $86,194 for the first quarter of fiscal 2016 and an increase of 12% from costs of $45,199 in the fourth quarter of 2016. The decrease in general and administrative expenses compared to the first quarter of fiscal 2016, is due to the legal expenses incurred in preparing the private placement and for the rights issue incurred in the first quarter of fiscal 2016.  The increase in general and administrative expenses compared to the fourth quarter of fiscal 2016, is due to an increase in general and administrative expenses.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants and benefits decreased to $101,593 for the quarter ended March 31, 2017, a decrease of 10% compared to salaries, wages, consultants and benefits of $113,133 in the first quarter of 2016 and an increase of 5%, over salaries, wages, consultants and benefits of $96,250 in the fourth quarter of 2016. This decrease compared to the first quarter of fiscal 2016, is due to lower consultant charges incurred. This increase compared to the fourth quarter of fiscal 2016, is due to higher consultant charges incurred.

Depreciation and amortization

Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years. Depreciation and amortization increased to $817 during the quarter ended March 31, 2017, an increase of 63% over costs of $500 during the same quarter in the prior year and a decrease of 61% over costs of $2,069 in the fourth quarter of 2016. This increase in depreciation and amortization compared to the first quarter of fiscal 2016 is due to acquisitions of equipment for new employees. The decrease in depreciation and amortization compared to the fourth quarter of fiscal 2016 is due to the disposal of obsolete equipment in the fourth quarter of fiscal 2016.

Game development and amortization

During the quarter ended March 31, 2014, the Company soft-launched Trophy Bingo on Android in selected markets. The Company had a further global release of the Andriod version in the third quarter of 2014 and the iOS version in the second quarter of 2014. The Company ceased to capitalize the development of Trophy Bingo and commenced amortizing the capitalized development costs over the life of the game. The capitalized development costs were fully amortized in the fourth quarter of fiscal 2016. The Company expensed $214,495 in development costs during the quarter ended March 31, 2017. This compares to $217,383 expensed development costs during the first quarter of fiscal 2016 and amortization of $120,503 of the capitalized development costs during the first quarter of 2016 and $221,653 expensed development costs during the fourth quarter of 2016 and amortization of $120,504 of the capitalized development costs during the fourth quarter of 2016. The decrease of 1% in the first quarter of fiscal 2016 and 3% decrease in the fourth quarter 2016 in development costs compared to the first and fourth quarters of fiscal 2016 is due to lower development expenses incurred in the development of Trophy Bingo, Garfield's Bingo and Rooplay.

            Net loss and loss per share

The net loss after taxation for the quarter ended March 31, 2017, amounted to ($383,947), a loss of ($0.01) per share, compared to a net loss of ($633,868) or ($0.01) per share in the quarter ending March 31, 2016 and net loss of ($745,368), or ($0.01) per share in the fourth quarter of fiscal 2016.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $31,776 and working capital deficit of ($155,201) at March 31, 2017.  This compares to cash of $60,190 and working capital of $13,896 at December 31, 2016.

During the quarter ended March 31, 2017, we used cash of ($216,339) in operating activities compared to cash used in operating activities of ($418,389) in the same period in the prior year and compared to using cash of ($454,158) in the fourth quarter of 2016.

Net cash generated by financing activities was $188,135 in the quarter ended March 31, 2017, which compares to cash generated by financing activity of $nil in the same period in the prior year. This cash generated by financing activity is due to the cash raised from the promissory note.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2017. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2017, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings

We are not currently a party to any legal proceeding, and was not a party to any other legal proceeding during the quarter ended March 31, 2017. We are currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the quarter ended March 31, 2017.

ITEM 3.          Defaults Upon Senior Securities

Not applicable.

ITEM 4.          Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders during the period.

ITEM 5.          Other Information

Subsequent to the quarter ended March 31, 2017, the Company commenced listing on the Frankfurt stock exchange.

ITEM 6.          Exhibits and reports on Form 8-K

Exhibits

The following instruments are included as exhibits to this Report.  Exhibits incorporated by reference are so indicated.

Exhibit Number	Description
4.4	Convertible Debenture between the Company and unrelated parties dated July 2, 2002. (b)
4.5	Common Stock Purchase Warrant between the Company and unrelated parties dated July 2, 2002. (b)
10.2	Asset Purchase Agreement by and between Bingo, Inc. and Progressive Lumber, Corp. dated January 18, 1999. (a)
10.24	Amended Consulting Agreement dated February 28, 2002, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (c)
10.29	Amendment of Asset Purchase Agreement dated July 1, 2002. (d)
10.32	Code of Business Conduct and Ethics dated December 22, 2006. (e)
10.33	Amended Consulting Agreement dated June 16, 2010, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (f)
10.36	The Marketing Service Agreement between the Bingo.com, Ltd. wholly owned subsidiary, Coral Reef Marketing Inc. and with Unibet International Limited dated March 19, 2010. (g)
10.37	Amended Consulting Agreement dated August 1, 2013, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (h)
10.38	Consulting Agreement dated January 1, 2014, between the Company, Jayska Consulting Ltd., and J.M. Williams. (h)
10.39	Consulting Agreement dated January 1, 2014, between the Company, LVA Media Inc., and J.M. Williams. (h)
10.40	Consulting Agreement dated October 1, 2013, between the Company, Devereux Management Ltd., and C. M. Devereux. (h)
10.41	Consulting Agreement dated January 1, 2014, between the Company, Bromley Accounting Services Limited, and H. W. Bromley. (h)
31.1	Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 15, 2017.
31.2	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 15, 2017.
32.1	Certification from the Chief Executive Officer of Shoal Games Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 15, 2017.
32.2	Certification from the Chief Financial Officer of Shoal Games Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 15, 2017.

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

(e) Previously filed with the Company's report on Form 8-K on December 26, 2006.

(f) Previously filed with the Company's report on Form 8-K on June 17, 2010.

(g) Previously field with the Company's report on Form 8-K/A on June 18, 2012.

(h) Previously filed with the Company's report on Form 8-K on March 24, 2014.

Reports on Form 8-K.

There were no Form 8-K filed by the Company during the quarter ended March 31, 2017.

Reports Subsequent to the quarter ended March 31, 2017.

There were no reports subsequent to the quarter ended March 31, 2017.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 15, 2017.	SHOAL GAMES LTD.
(Registrant)
Date:	May 15, 2017	/S/ J.M. Williams
J. M. Williams, Chief Executive Officer, and President (Principal Executive Officer)
Date:	May 15, 2017	/S/ H. W. Bromley
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

(c)  Evaluated the effectiveness of Shoal Games Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of March 31, 2017, covered by this quarterly report based on such evaluation; and

(d)  Disclosed in this report any change in Shoal Games Ltd.'s internal control over financial reporting that occurred during Shoal Games Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Shoal Games Ltd.'s internal control over financial reporting; and

5.   Shoal Games Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Shoal Games Ltd.'s auditors and the audit committee of Shoal Games Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ J. M. Williams                                                                 Date: May 15, 2017

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

(c)  Evaluated the effectiveness of Shoal Games Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of March 31, 2017, covered by this quarterly report based on such evaluation; and

(d)  Disclosed in this report any change in Shoal Games Ltd.'s internal control over financial reporting that occurred during Shoal Games Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Shoal Games Ltd.'s internal control over financial reporting; and

5.  Shoal Games Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Shoal Games Ltd.'s auditors and the audit committee of Shoal Games Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ H. W. Bromley                                                                                Date: May 15, 2017

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Shoal Games Ltd. (the "Company") on Form 10-Q for the period ended March 31, 2017, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        May 15, 2017

A signed original of this written statement required by Section 906 has been provided to Shoal Games Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Shoal Games Ltd. (the "Company") on Form 10-Q for the period ended March 31, 2017, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        May 15, 2017

A signed original of this written statement required by Section 906 has been provided to Shoal Games Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.