Form 10-Q
period 2017-06-30
SHOAL GAMES LTD.
filed 2017-08-11
CIK 1318482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

AI-2640, The Valley, Anguilla, B.W.I

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer's common stock, no par value per share, was 62,032,097 as of August 10, 2017.

SHOAL GAMES LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2017

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Consolidated Balance Sheets

(Unaudited)

As at	June 30, 2017	December 31, 2016

Assets
Current assets:
Cash	$253,995	$60,190
Accounts receivable less allowance for doubtful accounts $27,666 (December 31, 2016 - $27,666) (Note 3)	15,557	17,194
Prepaid expenses	44,516	33,494
Total Current Assets	314,068	110,878

Equipment, net	8,708	10,148

Security deposits	-	8,067

Deferred tax asset, less valuation allowance of $15,289 (December 31, 2016 - $15,017) (Note 8)	-	-

Total Assets	$322,776	$129,093

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable	$15,321	$3,667
Accrued liabilities	74,196	87,959
Accounts payable and accrued liabilities - related party (Note 9)	10,362	5,356
Derivative liability - warrants (Note 6)	123,284	-
Total Current Liabilities	223,163	96,982

Promissory notes (Note 5)	458,093	347,698

Total Liabilities	681,256	444,680

Commitments (Note 7)

Stockholders' Deficiency (Note 6):
Common stock, no par value, unlimited shares authorized, 62,032,097 shares issued and outstanding (December 31, 2016 - 59,708,318)	22,003,367	21,223,271
Accumulated deficit	(22,386,427)	(21,563,438)
Accumulated other comprehensive income: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Deficiency	(358,480)	(315,587)

Total Liabilities and Stockholders' Deficiency	$322,776	$129,093

See accompanying notes to the consolidated financial statements.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Operations and Comprehensive Loss

For Periods Ended June 30, 2017 and 2016

(Unaudited)

	Six Months ended June 30, 2017	Six Months ended June 30, 2016	Three Months ended June 30, 2017	Three Months ended June 30, 2016

Total revenue	$56,035	$188,380	$22,776	$77,821

Cost of sales:
Game development amortization (Note 4)	-	241,007	-	120,504
Total cost of sales	-	241,007	-	120,504

Gross profit (loss)	56,035	(52,627)	22,776	(42,683)

Operating expenses:
Depreciation and amortization	1,650	1,000	833	500
Directors fees	1,500	4,000	500	2,000
General and administrative	121,688	120,604	71,089	34,410
Promissory note accretion and interest (Note 5)	39,911	-	21,869	-
Salaries, wages, consultants and benefits	218,130	219,020	116,537	105,887
Selling and marketing	80,132	368,345	50,531	166,758
Games development (Note 4)	411,311	468,917	196,816	251,534
Total operating expenses	874,322	1,181,886	458,175	561,089

Loss before other income (expense) and income taxes	(818,287)	(1,234,513)	(435,399)	(603,772)

Other income (expense):
Foreign exchange loss	(4,710)	(20,433)	(3,647)	(17,222)
Interest and other income	8	101	4	17

Loss before income taxes	(822,989)	(1,254,845)	(439,042)	(620,977)

Income tax recovery	-	9	-	9
Loss after tax	(822,989)	(1,254,836)	(439,042)	(620,968)

Other comprehensive income (loss)	-	-	-	-

Comprehensive loss	$(822,989)	$(1,254,836)	$(439,042)	$(620,968)

Basic and diluted profit (loss) per common share	$(0.01)	$(0.02)	$(0.01)	$(0.01)

Weighted average common shares outstanding, basic	59,888,058	56,829,054	60,096,795	57,474,435
Weighted average common shares outstanding, diluted	59,888,058	56,829,054	60,096,795	57,474,435

See accompanying notes to the consolidated financial statements.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Stockholders' Deficiency

For the period ended June 30, 2017

(Unaudited)

	Common stock			Accumulated Other Comprehensive income
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Deficiency
Balance, December 31, 2016	59,708,318	$21,223,271	$(21,563,438)	$ 24,580	($315,587)

Discount on promissory note	-	23,461	-	-	23,461

Gain on extinguishment and reissuance of promissory notes with related parties	-	94,191	-	-	94,191

Private placement, net of issuance expenses	2,323,779	785,728	-	-	785,728

Derivative liability - warrants	-	(123,284)	-	-	(123,284)

Net loss	-	-	(822,989)	-	(822,989)
Balance, June 30, 2017	62,032,097	$22,003,367	$ (22,386,427)	$ 24,580	($358,480)

See accompanying notes to the consolidated financial statements.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Cash Flows

For the six month period ended June 30, 2017 and 2016

(Unaudited)

	2017	2016
Cash flows from operating activities:
Net loss	$(822,989)	$(1,254,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,650	1,000
Game development amortization	-	241,007
Accretion of promissory note	39,911	-

Changes in operating assets and liabilities:
Accounts receivable	1,637	7,079
Prepaid expenses	(11,022)	(847,712)
Security deposits	8,067	(653)
Accounts payable and accrued liabilities	2,897	(41,809)
Net cash used in operating activities	(779,849)	(1,895,924)

Cash flows from investing activities:
Acquisition of equipment	(210)	-
Net cash used in investing activities	(210)	-

Cash flows from financing activities:
Proceeds from Private placement, net of issuance costs	785,728	1,513,354
Promissory note	188,136	-
Net cash provided by financing activities	973,864	1,513,354

Change in cash	193,805	(382,570)

Cash, beginning of period	60,190	570,086
Cash, end of period	$253,995	$187,516

Supplementary information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash financing activity - Extinguishment of promissory notes	$94,191	$-
Non-cash financing activity - Discount on related party loans	$23,461	$-
Non-cash investing activity	$-	$-

See accompanying notes to the consolidated financial statements.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended June 30, 2017 and 2016

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

Continuing operations

These unaudited interim consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses from operations for the quarters ended June 30, 2017 and 2016, and has an accumulated deficit of $22,386,427 as at June 30, 2017.  This raises substantial doubt about the Company's ability to continue as a going concern.

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

Three Months ended June 30, 2017 and 2016

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

Company	Registered	% Owned
Shoal Media (Canada) Inc.	British Columbia, Canada	100%
Coral Reef Marketing Inc.	Anguilla	100%
Shoal Media Inc.	Anguilla	100%
Shoal Games (UK) Plc	United Kingdom	99%
Shoal Media (UK) Ltd.	United Kingdom	100%
Rooplay Media Ltd.	British Columbia, Canada	100%
Rooplay Media Kenya Limited	Kenya	100%

In addition, there are the following dormant subsidiaries; Bingo.com (Antigua) Inc., Bingo.com (Wyoming) Inc., and Bingo Acquisition Corp.

During the quarter ended March 31, 2017, Shoal Media UK Ltd. was incorporated under the laws of England and Wales.

Subsequent to the quarter ended June 30, 2017, Rooplay Media Kenya Limited was incorporated under the laws of Kenya.

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

Three Months ended June 30, 2017 and 2016

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

Rooplay revenues have been recognized when collection of the subscriptions are reasonably assured and the provision of service has occurred.

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

Three Months ended June 30, 2017 and 2016

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

Total software development costs for the development of all three products; Rooplay, Garfield's Bingo and Trophy Bingo, were $5,346,585 as at June 30, 2017 (June 30, 2016 - $4,326,553).

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

Three Months ended June 30, 2017 and 2016

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

Three Months ended June 30, 2017 and 2016

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

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.  The new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718.  This pronouncement is effective for annual reporting periods beginning after December 15, 2017 but early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

There have been no other recent accounting standards, or changes in accounting standards, during the quarter ended June 30, 2017, as compared to the recent accounting standards described in the Annual Report, that are of material significance, or have potential material significance, to us.

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

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended June 30, 2017 and 2016

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(g)   Financial instruments: (Continued)

(i)  Fair values: (Continued)

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

3.    Accounts Receivable:

The accounts receivable as at June 30, 2017, is summarized as follows:

	June 30, 2017	December 31, 2016
Accounts receivable	$43,223	$44,860

Provision for doubtful accounts	(27,666)	(27,666)

Net accounts receivable	$15,557	$17,194

The Company had bank accounts with the National Bank of Anguilla. During the year ended December 31, 2016, the National Bank of Anguilla, filed for chapter 11 protection and accordingly the Company expensed the balance on account of $27,666 as a doubtful debt during fiscal 2016.

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

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended June 30, 2017 and 2016

(Unaudited)

4. Game development assets: (Continued)

During the year ended December 31, 2016, the Company obtained the license to develop Garfield's Bingo. The game was launched in November 2016. In addition, during the year ended December 31, 2016, the Company obtained Rooplay. The Company commenced development of the Rooplay platform. During the period ended June 30, 2017, the Company has expensed the development costs of all three products as incurred and has expensed the following development costs for its three products.

	Six Months ended June 30, 2017	Six Months ended June 30, 2016	Three Months ended June 30, 2017	Three Months ended June 30, 2016

Opening total development costs	4,935,274	3,857,636	5,149,769	4,075,019

Development during the period	411,311	468,917	196,816	251,534
Closing total development costs	$5,346,585	$4,326,553	$5,346,585	$4,326,553

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

During the quarter ended March 31, 2017, the Company issued $188,136 promissory notes and recognized a discount on the promissory notes of $23,461. The Company recognized interest accretion of $34,553 for the six months ended June 30, 2017 and $18,938 for the quarter ended June 30, 2017. These notes were issued with the same terms and conditions as the promissory notes issued in the year ended December 31, 2016.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended June 30, 2017 and 2016

(Unaudited)

5.   Promissory notes: (Continued)

On March 31, 2017, the maturity date on the promissory notes was extended to April 1, 2020. The Company treated the change as an extinguishment and reissuance of the notes. The Company recognized a discount on the promissory notes of $94,191 from the extinguishment and reissuance of the notes.

	June 30, 2017	December 31, 2016
Opening balance	$347,698	$-

Promissory note issued	188,136	400,000

Discount on promissory note	(23,461)	(58,284)

Gain on extinguishment and reissuance of promissory notes with related parties	(94,191)	-

Extinguishment of promissory notes to related parties	(418,181)	-

Reissuance of promissory notes to related parties	418,181	-

Accrued interest	5,358	811

Interest accretion	34,553	5,171

Closing balance	$458,093	$347,698

6.    Stockholders' Deficiency:

The holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company's ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.  The Company's common stock has no par value per common stock.

(a)        Common stock issuances:

During the quarter ended June 30, 2017, the Company closed a TSX Venture Exchange approved non-brokered private placement financing totaling CAD$1.045 million ($790,281 less issuance costs of $4,553). The private placement consisted of 2,323,779 units priced at CAD$0.45 ($0.34) per unit. Each Unit was comprised of one common share and one share purchase warrant.  Each share purchase warrant is exercisable into one common share of the Company for 12 months following closing.  The exercise price of the warrants is Canadian $0.55 per share for the first six months following closing and Canadian $0.65 per share for the period which is 7-12 months following closing.

The warrants have an exercise price in Canadian dollars whilst the Company's functional currency is US Dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the warrants have a derivative liability value. This liability value has no effect on the cashflow of the Company and does not represent a cash payment of any kind.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended June 30, 2017 and 2016

(Unaudited)

6.    Stockholders' Deficiency: (Continued)

(a)        Common stock issuances: (Continued)

The fair value of derivative liability of $123,283 has been estimated on the date of the subscription using the Binomial Lattice pricing model with the following assumptions:

June 30, 2017
Average stock price	CAD$0.64
Expected dividend yield	-
Expected stock price volatility	33%
Risk-free interest rate	0.71%
Expected life of warrants	1 year

The average stock price is calculated on the probability weighted average price of the exercise of the warrants.

(b)        Stock option plans:

No options were granted or exercised during the period ended June 30, 2017.

	Number of options	Weighted average exercise price
Outstanding and exercisable, December 31, 2015	-	$-

Granted	1,010,000	0.42
Exercised	-	-

Outstanding, December 31, 2016	1,010,000	0.42

Granted	-	-
Expired	(70,000)	(0.42)
Exercised	-	-

Outstanding, June 30, 2017	940,000	0.42

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	June 30, 2017	December 31, 2016
Exercise price	-	CAD$0.54
Expiry date	-	December 21, 2021
Expected dividend yield	-	-
Expected stock price volatility	-	78%
Weighted average volatility	-	78%
Risk-free interest rate	-	1.9%
Expected life of options	-	5 years
Forfeiture rate	-	0%
Intrinsic value	$50,683	$0

Subsequent to the quarter ended June 30, 2017, 35,000 options were cancelled unexercised.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended June 30, 2017 and 2016

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

Minimum lease payments under these operating leases are approximately as follows:

2017	$1,437
2018	-

The Company paid rent expense totaling $4,614 for the quarter ended June 30, 2017 (June 30, 2016 - $5,628).

The Company has a management consulting agreement with T.M. Williams (Row), Inc., an Anguilla incorporated company, and Mr. T. M. Williams. During the year ended December 31, 2014, the Company amended a previous agreement with Mr. T. M. Williams to provide for a consultancy payment of 2.5% of the monthly social bingo business with a minimum of $11,000 and a maximum of $25,000 per month.

During the year ended December 31, 2014, the Company entered into an agreement with Jayska Consulting Ltd. and Mr. J. M. Williams, Chief Executive Officer of the Company for the provision of services of Mr. J. M. Williams as Chief Executive Officer of the Company. The Consulting agreement provides for a consultancy payment of Pounds Sterling 5,000 per month. In addition, during the year ended December 31, 2014, the Company entered into an agreement with LVA Media Inc. and Mr. J. M. Williams, for the provision of services of Mr. J. M. Williams as Chief Executive Officer of the Company. The Consulting agreement provides for a consultancy payment of 2.5% of the monthly social bingo business with a minimum of $7,500 and a maximum of $25,000 per month.

During the year ended December 31, 2016, the Company signed a licensing agreement with Paws, Inc. for the license for Garfield's Bingo expiring on June 30, 2019. During the quarter ended June 30, 2017, the Company signed a licensing agreement with Paws, Inc. for the license of Garfield games in Rooplay expiring on December 31, 2019. During the quarter ended June 30, 2017, the Company signed a licensing agreement with Bulls Presstjanst AB for the license of Moomin games in Rooplay expiring on December 31, 2020. During the quarter ended June 30, 2017, the Company signed a licensing agreement with Mister Men Limited for the license of Mr. Men and Little Miss games in Rooplay expiring on April 15, 2020. These agreements have commitments to pay royalties on the revenue of the products subject to minimum payments.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended June 30, 2017 and 2016

(Unaudited)

8.   Income Taxes:

Shoal Games Ltd. is domiciled in the tax-free jurisdiction of Anguilla, British West Indies. However certain of the Company's subsidiaries incur income taxation.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2017, and December 31, 2016, are presented below:

	June 30, 2017	December 31, 2016
Deferred tax assets:
Net operating loss carry forwards	$15,289	$15,017

Valuation Allowance	(15,289)	(15,017)
	$-	$-

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

9.    Related Party Transactions:

The Company has a liability of $nil (December 31, 2016 - $nil) to a company owned by a current director and officer of the Company for payment of services rendered of $33,000 (June 30, 2016 - $33,000) by the current director and officer of the Company.

The Company has a liability of $183 (December 31, 2016 - $2) to a current director and officer of the Company for expenses incurred.

The Company has a liability of $nil (December 31, 2016 - $nil) to a company owned by a current director and officer of the Company for payment of services rendered of $19,177 (June 30, 2016 - $21,514) by the current director and officer of the Company.

The Company has a liability of $nil (December 31, 2016 - $nil) to a company owned by a current director and officer of the Company for payment of services rendered of $22,500 (June 30, 2016 - $22,500) by the current director and officer of the Company.

The Company has a liability of $2,000 (December 31, 2016 - $500), to independent directors of the Company for payment of services rendered. During the quarter ended June 30, 2017, the Company accrued $500 (June 30, 2016 - $2,000) to the independent directors in director fees.

The Company has a liability of $8,179 (December 31, 2016 - $4,852), to an officer of the Company for payment of services rendered and expenses incurred of $23,417 (June 30, 2016 - $13,498) by the officer of the Company.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended June 30, 2017 and 2016

(Unaudited)

9.    Related Party Transactions: (Continued)

The Company has a liability of $nil (December 31, 2016 - $2), to a Company owned by a previous director of the Company for payment of consulting fees of $nil (June 30, 2016 - $3,394) by the previous director of the Company.

The Company has promissory notes totaling $594,305 (December 31, 2016, $400,811), including interest, from shareholders holding more than 10% of the Company. The interest on the notes are 2% per annum, calculated and compounded annually and paid annually.

The directors and shareholders holding more than 10% of the Company Limited subscribed for 1,400,000 units totaling CAD$630,000 ($476,437) in the private placement.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

10. Segmented information:

Revenue

The Company operates in one reportable business segment, the revenue from Trophy Bingo and Garfield's Bingo and Rooplay.

The Company had the following revenue by geographical region.

	Six Months ended June 30, 2017	Six Months ended June 30, 2016	Three Months ended June 30, 2017	Three Months ended June 30, 2016
Total revenue
Western Europe	$5,909	$24,135	$2,520	$9,558
Central, Eastern and Southern Europe	355	27	177	17
Nordics	360	642	316	234
North America	39,781	153,768	15,737	63,920
Other	9,630	9,808	4,026	4,092
Total revenue	$56,035	$188,380	$22,776	$77,821

Equipment

The Company's equipment is located as follows:

Net Book Value	June 30, 2017	December 31, 2016

Anguilla	$690	$828
Canada	6,999	8,097
United Kingdom	1,019	1,223
	$8,708	$10,148

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended June 30, 2017 and 2016

(Unaudited)

11.       Concentrations

Major customers

During the quarter ended June 30, 2017 and 2016, the Company sold subscriptions on its site Rooplay and sold in-app purchases on its social bingo sites, Trophy Bingo and Garfield's Bingo. There was no single player who had purchased more than 10% of the Rooplay, Trophy Bingo and Garfield's Bingo revenue. The Company is reliant on the Google App, iOS App and Amazon App Stores to provide a platform for Rooplay, Trophy Bingo and Garfield's Bingo to be played thereon.

During the quarter ended June 30, 2017 and 2016, the Company offered limited advertising. The Company is reliant on one sales customer who provides the advertising revenue.

12.  Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions. At June 30, 2017, the Company had total cash balances of $253,995 (December 31, 2016 - $60,190) at financial institutions, where $217,677 (December 31, 2016 - $nil) is in excess of federally insured limits.

The Company has concentrations of credit risk with respect to accounts receivable, the majority of its accounts receivable are concentrated geographically in the United States amongst a small number of customers.

As of June 30, 2017, the Company had four customers, totaling $9,602 who accounted for greater than 10% of the total accounts receivable. As of December 31, 2016, the Company had four customers, totaling $13,300 who accounted for greater than 10% of the total accounts receivable.

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

Rooplay revenues have been recognized when collection of the subscriptions are reasonably assured and the provision of service has occurred.

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

Total software development costs for the development of all three products; Rooplay, Garfield's Bingo and Trophy Bingo, were $5,346,585 as at June 30, 2017 (June 30, 2016 - $4,326,553).

RESULTS OF OPERATIONS

            Revenue

Total revenue, net of platform fees to Apple, Google and Amazon, for the quarter ended June 30, 2017, decreased to $22,776, a decrease of 71% from revenue of $77,821 for second quarter of 2016 and a decrease of 31% from revenue of $33,259, in the first quarter of 2017. The decrease in total revenue compared to the second quarter of fiscal 2016 and the and first quarter of fiscal 2017, is due to lower marketing spend whilst the Company completes the development of Rooplay.

            Sales and marketing expenses

Sales and marketing expenses were $50,531 for the quarter ended June 30, 2017, a decrease of 70% over expenses of $166,758 in the second quarter of 2016 and an increase of 71% from sales and marketing expenses of $29,601 in the first quarter of 2017. This decrease in sales and marketing expenses in the quarter ended June 30, 2017, compared to the second quarter of fiscal 2016 was due to a lower marketing spend for player acquisitions in Trophy Bingo and Garfield's Bingo whilst the Company prepared for the launch of Rooplay. The increase in selling and marketing expenses in the quarter ended June 30, 2017, compared to the first quarter of fiscal 2017, was due to a larger marketing campaign to promote the initial launch of Rooplay. Selling and marketing expenses principally include publishing services and user acquisition costs to acquire players.

We expect to continue to incur sales and marketing expenses to increase traffic and bring new players to the Rooplay platform in the third and fourth quarters of fiscal 2017. There can be no assurances that these expenditures will result in increased traffic or significant additional revenue.

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our office, legal and professional fees, and other general corporate and office expenses. General and administrative expenses increased to $71,089 for the quarter ended June 30, 2017, an increase from costs of $34,410 for the second quarter of fiscal 2016 and an increase of 40% from costs of $50,599 in the first quarter of 2017. The increase in general and administrative expenses compared to the second quarter of fiscal 2016 and the first quarter of fiscal 2017, is due to the legal expenses incurred in preparing the private placement and costs incurred from the financing.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants and benefits increased to $116,537 for the quarter ended June 30, 2017, an increase of 10% compared to salaries, wages, consultants and benefits of $105,887 in the second quarter of 2016 and an increase of 15%, over salaries, wages, consultants and benefits of $101,593 in the first quarter of 2017. This increase compared to the second quarter of fiscal 2016 and the first quarter of fiscal 2017, is due to higher consultant charges incurred.

Depreciation and amortization

Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years. Depreciation and amortization increased to $833 during the quarter ended June 30, 2017, an increase of 66% over costs of $500 during the same quarter in the prior year and an increase of 2% over costs of $817 in the first quarter of 2017. This increase in depreciation and amortization compared to the second quarter of fiscal 2016 and the first quarter of fiscal 2017, is due to acquisitions of equipment for new employees.

Game development and amortization

During the quarter ended March 31, 2014, the Company soft-launched Trophy Bingo on Android in selected markets. The Company had a further global release of the Andriod version in the third quarter of 2014 and the iOS version in the second quarter of 2014. The Company ceased to capitalize the development of Trophy Bingo and commenced amortizing the capitalized development costs over the life of the game. The capitalized development costs were fully amortized in the fourth quarter of fiscal 2016. Development costs during the quarter ended June 30, 2017, decreased to $196,816, a decrease of 22% compared to $251,534 during the second quarter of fiscal 2016 and amortization of $120,503 of the capitalized development costs during the second quarter of fiscal 2016 and a decrease of 8% compared to development costs of $214,495 during the first quarter of 2017. The decrease compared to the second quarter of fiscal 2016 and the first quarter 2017, is due to lower development expenses incurred in the development of Trophy Bingo, Garfield's Bingo and Rooplay.

            Net loss and loss per share

The net loss after taxation for the quarter ended June 30, 2017, amounted to ($439,042), a loss of ($0.01) per share, compared to a net loss of ($620,968) or ($0.01) per share in the quarter ending June 30, 2016 and net loss of ($383,947) or ($0.01) per share in the first quarter of fiscal 2017.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $253,995 and working capital of $214,189 before the deduction of the derivative liability - warrants and $90,905 after the deduction of the derivative liability - warrants as at June 30, 2017.  This compares to cash of $60,190 and working capital of $13,896 at December 31, 2016.

During the quarter ended June 30, 2017, we used cash of ($563,510) in operating activities compared to cash used in operating activities of ($1,477,535) in the same period in the prior year and compared to using cash of ($216,339) in the first quarter of 2016.

Net cash generated by financing activities was $785,728 in the quarter ended June 30, 2017, which compares to cash generated by financing activity of $1,513,354 in the same period in the prior year and $188,135 during the first quarter of fiscal 2017. This cash generated by financing activity is due to the cash raised from the private placement Unit offering.

Our future capital requirements will depend on a number of factors, including costs associated with the further development of the Companies products;  the cost of marketing and player acquisition costs for the Companies products; the success and acceptance of the Companies products; plus the continuing upkeep of our Web portals www.shoalgames.com,  www.rooplay.com, www.garfieldbingo.com, and www.trophybingo.com.

ITEM 4           Controls and Procedures

(a)        Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2017. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2017, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings

We are not currently a party to any legal proceeding, and was not a party to any other legal proceeding during the quarter ended June 30, 2017. We are currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2017, the Company closed a TSX Venture Exchange approved non-brokered private placement financing totaling CAD$1.045 million ($790,281 less issuance costs of $4,553). The private placement consisted of 2,323,779 units priced at CAD$0.45 ($0.34) per unit. Each Unit was comprised of one common share and one share purchase warrant.  Each share purchase warrant is exercisable into one common share of the Company for 12 months following closing.  The exercise price of the warrants is Canadian $0.55 per share for the first six months following closing and Canadian $0.65 per share for the period which is 7-12 months following closing.

ITEM 3.          Defaults Upon Senior Securities

Not applicable.

ITEM 4.          Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders during the period.

ITEM 5.          Other Information

None

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
31.1

Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 10, 2017.

31.2

Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 10, 2017.

32.1	Certification from the Chief Executive Officer of Shoal Games Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 10, 2017.
32.2	Certification from the Chief Financial Officer of Shoal Games Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 10, 2017.

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

(e) Previously filed with the Company's report on Form 8-K on December 26, 2006.

(f) Previously filed with the Company's report on Form 8-K on June 17, 2010.

(g) Previously field with the Company's report on Form 8-K/A on June 18, 2012.

(h) Previously filed with the Company's report on Form 8-K on March 24, 2014.

Reports on Form 8-K.

There were no Form 8-K filed by the Company during the quarter ended June 30, 2017.

Reports Subsequent to the quarter ended June 30, 2017.

There were no reports subsequent to the quarter ended June 30, 2017.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 10, 2017.	SHOAL GAMES LTD.
(Registrant)
Date:	August 10, 2017	/S/ J.M. Williams
J. M. Williams, Chief Executive Officer, and President (Principal Executive Officer)
Date:	August 10, 2017	/S/ H. W. Bromley
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

(c)   Evaluated the effectiveness of Shoal Games Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of June 30, 2017, covered by this quarterly report based on such evaluation; and

(d)   Disclosed in this report any change in Shoal Games Ltd.'s internal control over financial reporting that occurred during Shoal Games Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Shoal Games Ltd.'s internal control over financial reporting; and

5.   Shoal Games Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Shoal Games Ltd.'s auditors and the audit committee of Shoal Games Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ J. M. Williams                                                                 Date: August 10, 2017

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

(c)  Evaluated the effectiveness of Shoal Games Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of June 30, 2017, covered by this quarterly report based on such evaluation; and

(d)  Disclosed in this report any change in Shoal Games Ltd.'s internal control over financial reporting that occurred during Shoal Games Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Shoal Games Ltd.'s internal control over financial reporting; and

5.   Shoal Games Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Shoal Games Ltd.'s auditors and the audit committee of Shoal Games Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ H. W. Bromley                                                                                Date: August 10, 2017

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Shoal Games Ltd. (the "Company") on Form 10-Q for the period ended June 30, 2017, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        August 10, 2017

A signed original of this written statement required by Section 906 has been provided to Shoal Games Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Shoal Games Ltd. (the "Company") on Form 10-Q for the period ended June 30, 2017, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

a)        The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

b)        The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                                        /S/ H. W. Bromley

                                                            H. W. Bromley

                                                            Chief Financial Officer

                                                                        August 10, 2017

A signed original of this written statement required by Section 906 has been provided to Shoal Games Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon reque

st.