Form 10-Q
period 2017-09-30
SHOAL GAMES LTD.
filed 2017-11-14
CIK 1318482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer's common stock, no par value per share, was 65,048,592 as of November 14, 2017.

SHOAL GAMES LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2017

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Consolidated Balance Sheets

(Unaudited)

As at	September 30, 2017	December 31, 2016

Assets
Current assets:
Cash	$818,085	$60,190
Accounts receivable less allowance for doubtful accounts $27,666 (December 31, 2016 - $27,666) (Note 3)	16,466	17,194
Prepaid expenses (Note 4)	34,113	33,494
Total Current Assets	868,664	110,878

Equipment, net	11,173	10,148

Security deposits	-	8,067

Deferred tax asset, less valuation allowance of $15,959 (December 31, 2016 - $15,017) (Note 9)	-	-

Total Assets	$879,837	$129,093

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
Accounts payable	$21,671	$3,667
Accrued liabilities	89,502	87,959
Accounts payable and accrued liabilities - related party (Note 10)	11,276	5,356
Derivative liability - warrants (Note 7)	98,615	-
Total Current Liabilities	221,064	96,982

Promissory notes (Note 6)	480,203	347,698

Total Liabilities	701,267	444,680

Commitments (Note 8)

Stockholders' Equity (Deficiency) (Note 7):
Common stock, no par value, unlimited shares authorized, 64,919,992 shares issued and outstanding (December 31, 2016 - 59,708,318)	23,003,127	21,223,271
Accumulated deficit	(22,849,137)	(21,563,438)
Accumulated other comprehensive income: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity (Deficiency)	178,570	(315,587)

Total Liabilities and Stockholders' Equity (Deficiency)	$879,837	$129,093

See accompanying notes to the consolidated financial statements.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Operations and Comprehensive Loss

For Periods Ended September 30, 2017 and 2016

(Unaudited)

	Nine Months ended September 30, 2017	Nine Months ended September 30, 2016	Three Months ended September 30, 2017	Three Months ended September 30, 2016

Total revenue	$74,888	$241,138	$18,853	$52,758

Cost of sales:
Game development amortization (Note 5)	-	361,510	-	120,503
Total cost of sales	-	361,510	-	120,503

Gross profit (loss)	74,888	(120,372)	18,853	(67,745)

Operating expenses:
Depreciation and amortization	2,615	1,501	965	501
Directors fees	2,500	6,000	1,000	2,000
General and administrative	218,057	186,205	96,369	65,601
Promissory note accretion and interest (Note 6)	62,021	-	22,110	-
Salaries, wages, consultants and benefits	339,827	316,646	121,697	97,626
Selling and marketing	151,483	394,389	71,351	26,044
Games development (Note 5)	605,905	855,985	194,594	387,068
Total operating expenses	1,382,408	1,760,726	508,086	578,840

Loss before other income (expense) and income taxes	(1,307,520)	(1,881,098)	(489,233)	(646,585)

Other income (expense):
Gain on derivative liability - warrants (Note 7)	24,669	-	24,669	-
Foreign exchange (loss) income	(2,861)	(31,192)	1,849	(10,759)
Interest and other income	13	139	5	38
Loss on prepaid development (Note 4)	-	(498,791)	-	(498,791)

Loss before income taxes	(1,285,699)	(2,410,942)	(462,710)	(1,156,097)

Income tax (recovery) expense	-	(8)	-	1
Net loss for the period	(1,285,699)	(2,410,934)	(462,710)	(1,156,098)

Other comprehensive income (loss)	-	-	-	-

Comprehensive loss for the period	$(1,285,699)	$(2,410,934)	$(462,710)	$(1,156,098)

Basic and diluted loss per common share	$(0.02)	$(0.04)	$(0.01)	$(0.02)

Weighted average common shares outstanding, basic	60,621,170	57,737,834	62,063,832	59,535,637
Weighted average common shares outstanding, diluted	60,621,170	57,737,834	62,063,832	59,535,637

See accompanying notes to the consolidated financial statements.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Stockholders' Equity (Deficiency)

For the period ended September 30, 2017

(Unaudited)

	Common stock			Accumulated Other Comprehensive income
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Deficiency
Balance, December 31, 2016	59,708,318	$21,223,271	$(21,563,438)	$ 24,580	($315,587)

Discount on promissory note	-	23,461	-	-	23,461

Gain on extinguishment and reissuance of promissory notes with related parties	-	94,191	-	-	94,191

Private placement, net of issuance expenses	5,211,674	1,785,488	-	-	1,785,488

Derivative liability - warrants	-	(123,284)	-	-	(123,284)

Net loss	-	-	(1,285,699)	-	(1,285,699)
Balance, September 30, 2017	64,919,992	$23,003,127	$ (22,849,137)	$ 24,580	$178,570

See accompanying notes to the consolidated financial statements.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Cash Flows

For the nine month period ended September 30, 2017 and 2016

(Unaudited)

	2017	2016
Cash flows from operating activities:
Net loss	$(1,285,699)	$(2,410,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,615	1,501
Game development amortization	-	361,510
Accretion of promissory note	62,021	-
Gain on derivative liability - warrants	(24,669)	-

Changes in operating assets and liabilities:
Accounts receivable	728	15,551
Prepaid expenses	(619)	(40,894)
Security deposits	8,067	(524)
Accounts payable and accrued liabilities	25,467	51,240
Net cash used in operating activities	(1,212,089)	(2,022,550)

Cash flows from investing activities:
Acquisition of equipment	(3,640)	(5,104)
Net cash used in investing activities	(3,640)	(5,104)

Cash flows from financing activities:
Proceeds from Private placement, net of issuance costs	1,785,488	1,513,354
Promissory note	188,136	-
Proceeds from shareholder loan	-	26,631
Net cash provided by financing activities	1,973,624	1,539,985

Change in cash	757,895	(487,669)

Cash, beginning of period	60,190	570,086
Cash, end of period	$818,085	$82,417

Supplementary information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash financing activity - Extinguishment of promissory notes	$94,191	$-
Non-cash financing activity - Discount on related party loans	$23,461	$-
Non-cash investing activity	$-	$-

See accompanying notes to the consolidated financial statements.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2017 and 2016

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

Continuing operations

These unaudited interim consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses from operations for the quarters ended September 30, 2017 and 2016, and has an accumulated deficit of $22,849,137 as at September 30, 2017.  This raises substantial doubt about the Company's ability to continue as a going concern.

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

Nine Months ended September 30, 2017 and 2016

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

During the quarter ended September 30, 2017, Rooplay Media Kenya Limited was incorporated under the laws of Kenya.

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

Significant areas requiring the use of estimates include the valuation of long-lived assets, the collectibility of accounts receivable, the valuation of promissory notes and the estimated market rate of 15%, the derivative liability - warrants valuation and the valuation of deferred tax assets.  Actual results may differ significantly from these estimates.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2017 and 2016

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

Nine Months ended September 30, 2017 and 2016

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

Total software development costs for the development of all three products; Rooplay, Garfield's Bingo and Trophy Bingo, were $5,541,179 as at September 30, 2017 (September 30, 2016 - $4,713,621).

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

Nine Months ended September 30, 2017 and 2016

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

Nine Months ended September 30, 2017 and 2016

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

There have been no other recent accounting standards, or changes in accounting standards, during the quarter ended September 30, 2017, as compared to the recent accounting standards described in the Annual Report, that are of material significance, or have potential material significance, to us.

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

Nine Months ended September 30, 2017 and 2016

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(g)   Financial instruments: (Continued)

(i)  Fair values: (Continued)

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset.  The Company's cash was measured using Level 1 inputs. Derivative liability - warrants was measured using Level 2 inputs.

(ii)  Foreign currency risk:

The Company operates internationally, which gives rise to the risk that cash flows may be adversely impacted by exchange rate fluctuations.  The Company has not entered into any forward exchange contracts or other derivative instrument to hedge against foreign exchange risk.

3.    Accounts Receivable:

The accounts receivable as at September 30, 2017, is summarized as follows:

	September 30, 2017	December 31, 2016
Accounts receivable	$44,132	$44,860

Provision for doubtful accounts	(27,666)	(27,666)

Net accounts receivable	$16,466	$17,194

The Company had bank accounts with the National Bank of Anguilla. During the year ended December 31, 2016, the National Bank of Anguilla, filed for chapter 11 protection and accordingly the Company expensed the balance on account of $27,666 as a doubtful debt during fiscal 2016.

4. Prepaid expenses

During the quarter ended June 30, 2016, the Company prepaid $863,660 for future development expenses for Trophy Bingo and Garfield's Bingo. During the quarter ended September 30, 2016, $332,125 (June 30, 2016, $32,744) was expensed. As at August 31, 2016, Roadhouse Interactive Limited, the developer of Trophy Bingo and Garfield's Bingo was placed in receivership, resulting in a loss of $498,791 on prepaid development.

The Company has other prepaid expenses of $14,888 (December 31, 2016 - $25,659) as at September 30, 2017. The Company has prepaid for future licenses fees of $19,225 (December 31, 2016 - $7,835) as at September 30, 2017.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2017 and 2016

(Unaudited)

5. Game development assets:

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

During the year ended December 31, 2016, the Company obtained the license to develop Garfield's Bingo. The game was launched in November 2016. In addition, during the year ended December 31, 2016, the Company obtained Rooplay. The Company commenced development of the Rooplay platform. During the period ended September 30, 2017, the Company has expensed the development costs of all three products as incurred and has expensed the following development costs for its three products.

	Nine Months ended September 30, 2017	Nine Months ended September 30, 2016	Three Months ended September 30, 2017	Three Months ended September 30, 2016

Opening total development costs	$4,935,274	$3,857,636	$5,346,585	$4,326,553

Development during the period	605,905	855,985	194,594	387,068
Closing total development costs	$5,541,179	$4,713,621	$5,541,179	$4,713,621

6.   Promissory notes:

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

During the quarter ended March 31, 2017, the Company issued $188,136 promissory notes and recognized a discount on the promissory notes of $23,461. The Company recognized interest accretion of $53,698 for the nine months ended September 30, 2017 and $19,145 for the quarter ended September 30, 2017.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2017 and 2016

(Unaudited)

6.   Promissory notes: (Continued)

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

	September 30, 2017	December 31, 2016
Opening balance	$347,698	$-

Promissory note issued	188,136	400,000

Discount on promissory note	(23,461)	(58,284)

Gain on extinguishment and reissuance of promissory notes with related parties	(94,191)	-

Extinguishment of promissory notes to related parties	(418,181)	-

Reissuance of promissory notes to related parties	418,181	-

Accrued interest	8,323	811

Interest accretion	53,698	5,171

Closing balance	$480,203	$347,698

7.    Stockholders' Equity (Deficiency):

The holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company's ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.  The Company's common stock has no par value per common stock.

(a)        Common stock issuances:

September 2017

During the quarter ended September 30, 2017, the Company closed a TSX Venture Exchange approved non-brokered private placement financing totaling $999,760 ($1,010,763 less issuance costs of $11,003). The private placement consisted of 2,887,895 units priced at $0.35 per unit. Each Unit was comprised of one common share and one share purchase warrant.  Each share purchase warrant is exercisable into one common share of the Company for 12 months following closing.  The exercise price of the warrants is $0.44 per share for the first six months following closing and $0.52 per share for the period which is 7-12 months following closing.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2017 and 2016

(Unaudited)

7.    Stockholders' Equity (Deficiency): (Continued)

(a)        Common stock issuances: (Continued)

June 2017

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

During the quarter ended June 30, 2017, the fair value of derivative liability of $123,284 has been estimated on the date of the subscription using the Binomial Lattice pricing model. During the quarter ended September 30, 2017, there was a gain on derivative liability - warrants of $24,669 and the derivative liability - warrants value reduced to $98,615 with the following assumptions:

	September 30, 2017	June 30, 2017
Average stock price	CAD$0.60	CAD$0.64
Expected dividend yield	-	-
Expected stock price volatility	32.7%	33%
Risk-free interest rate	1.51%	0.71%
Expected life of warrants	1 year	1 year

The average stock price is calculated on the probability weighted average price of the exercise of the warrants.

October 2017

Subsequent to the quarter ended September 30, 2017, the Company closed a TSX Venture Exchange approved non-brokered private placement financing totaling $44,797 ($45,010 less issuance costs of $213). The private placement consisted of 128,600 units priced at $0.35 per unit. Each Unit was comprised of one common share and one share purchase warrant.  Each share purchase warrant is exercisable into one common share of the Company for 12 months following closing.  The exercise price of the warrants is $0.44 per share for the first six months following closing and $0.52 per share for the period which is 7-12 months following closing.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2017 and 2016

(Unaudited)

7.    Stockholders' Equity (Deficiency): (Continued)

(b)        Stock option plans:

No options were granted or exercised during the period ended September 30, 2017. During the quarter ended September 30, 2017, 60,000 options were cancelled and expired unexercised.

	Number of options	Weighted average exercise price
Outstanding and exercisable, December 31, 2015	-	$-

Granted	1,010,000	0.42
Exercised	-	-

Outstanding, December 31, 2016	1,010,000	0.42

Granted	-	-
Expired	(130,000)	(0.42)
Exercised	-	-

Outstanding, September 30, 2017	880,000	0.42

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	September 30, 2017	December 31, 2016
Exercise price	-	CAD$0.54
Expiry date	-	December 21, 2021
Expected dividend yield	-	-
Expected stock price volatility	-	78%
Weighted average volatility	-	78%
Risk-free interest rate	-	1.9%
Expected life of options	-	5 years
Forfeiture rate	-	0%
Intrinsic value	$42,357	$0

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

Minimum lease payments under these operating leases are approximately as follows:

2017	$1,486
2018	-

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2017 and 2016

(Unaudited)

8.   Commitments: (Continued)

The Company paid rent expense totaling $4,895 for the quarter ended September 30, 2017 (September 30, 2016 - $7,669).

The Company has a management consulting agreement with T.M. Williams (Row), Inc., an Anguilla incorporated company, and Mr. T. M. Williams. During the year ended December 31, 2014, the Company amended a previous agreement with Mr. T. M. Williams to provide for a consultancy payment of 2.5% of the monthly social bingo business with a minimum of $11,000 and a maximum of $25,000 per month.

During the year ended December 31, 2014, the Company entered into an agreement with Jayska Consulting Ltd. and Mr. J. M. Williams, Chief Executive Officer of the Company for the provision of services of Mr. J. M. Williams as Chief Executive Officer of the Company. The Consulting agreement provides for a consultancy payment of Pound Sterling 5,000 per month. In addition, during the year ended December 31, 2014, the Company entered into an agreement with LVA Media Inc. and Mr. J. M. Williams, for the provision of services of Mr. J. M. Williams as Chief Executive Officer of the Company. The Consulting agreement provides for a consultancy payment of 2.5% of the monthly social bingo business with a minimum of $7,500 and a maximum of $25,000 per month.

During the year ended December 31, 2016, the Company signed a licensing agreement with Paws, Inc. for the license for Garfield's Bingo expiring on June 30, 2019. During the quarter ended June 30, 2017, the Company signed a licensing agreement with Paws, Inc. for the license of Garfield games in Rooplay expiring on December 31, 2019. During the quarter ended June 30, 2017, the Company signed a licensing agreement with Bulls Presstjanst AB for the license of Moomin games in Rooplay expiring on December 31, 2020. During the quarter ended June 30, 2017, the Company signed a licensing agreement with Mister Men Limited for the license of Mr. Men and Little Miss games in Rooplay expiring on April 15, 2020. During the quarter ended September 30, 2017, the Company signed a licensing agreement with Endemol Shine Group BV for the license of Mr. Bean Animation Series games in Rooplay expiring on September 30, 2020. Subsequent to the quarter ended September 30, 2017, the Company signed a licensing agreement with Rainbow SRL for the license of the Winx club games in Rooplay expiring on August 31, 2020. These agreements have commitments to pay royalties on the revenue of the products subject to minimum payments.

9.   Income Taxes:

Shoal Games Ltd. is domiciled in the tax-free jurisdiction of Anguilla, British West Indies. However certain of the Company's subsidiaries incur income taxation.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2017 and 2016

(Unaudited)

9.   Income Taxes: (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2017, and December 31, 2016, are presented below:

	September 30, 2017	December 31, 2016
Deferred tax assets:
Net operating loss carry forwards	$15,959	$15,017

Valuation Allowance	(15,959)	(15,017)
	$-	$-

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

Subsequent to the quarter ended September 30, 2017, Shoal Media (Canada) Inc., a subsidiary of Shoal Games Ltd., received the British Columbia Interactive Digital Media Tax Credit of CAD$39,919 for the year ended December 31, 2016 from the British Columbia Provincial Government. The Company recognizes the revenue from this tax credit upon receipt of funds.

10. Related Party Transactions:

The Company has a liability of $nil (December 31, 2016 - $nil) to a company owned by a current director and officer of the Company for payment of services rendered of $33,000 (September 30, 2016 - $33,000) by the current director and officer of the Company.

The Company has a liability of $804 (December 31, 2016 - $2) to a current director and officer of the Company for expenses incurred.

The Company has a liability of $nil (December 31, 2016 - $nil) to a company owned by a current director and officer of the Company for payment of services rendered of $19,638 (September 30, 2016 - $19,676) by the current director and officer of the Company.

The Company has a liability of $nil (December 31, 2016 - $nil) to a company owned by a current director and officer of the Company for payment of services rendered of $22,500 (September 30, 2016 - $22,500) by the current director and officer of the Company.

The Company has a liability of $3,000 (December 31, 2016 - $500), to independent directors of the Company for payment of services rendered. During the quarter ended September 30, 2017, the Company accrued $1,000 (September 30, 2016 - $2,000) to the independent directors in director fees.

The Company has a liability of $7,472 (December 31, 2016 - $4,852), to an officer of the Company for

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2017 and 2016

(Unaudited)

10. Related Party Transactions: (Continued)

payment of services rendered and expenses incurred of $23,447 (September 30, 2016 - $13,658) by the officer of the Company.

The Company has a liability of $nil (December 31, 2016 - $2), to a Company owned by a previous director of the Company for payment of consulting fees of $nil (September 30, 2016 - $4,985) by the previous director of the Company.

The Company has promissory notes totaling $597,270 (December 31, 2016, $400,811), including interest, from shareholders holding more than 10% of the Company. The interest on the notes are 2% per annum, calculated and compounded annually and paid annually.

During the quarter ended June 30, 2017, the directors and shareholders holding more than 10% of the Company's shares subscribed for 1,200,000 units totaling CAD$540,000 ($408,102) in the private placement.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

11. Segmented information:

Revenue

The Company operates in one reportable business segment, the net revenue from Trophy Bingo and Garfield's Bingo and Rooplay.

The Company had the following revenue by geographical region.

	Nine Months ended September 30, 2017	Nine Months ended September 30, 2016	Three Months ended September 30, 2017	Three Months ended September 30, 2016
Total revenue
Western Europe	$8,127	$29,519	$2,216	$5,421
Central, Eastern and Southern Europe	376	63	16	36
Nordics	489	803	134	161
North America	52,536	194,025	12,758	40,217
Other	13,360	16,728	3,729	6,923
Total revenue	$74,888	$241,138	$18,853	$52,758

Equipment

The Company's equipment is located as follows:

Net Book Value	September 30, 2017	December 31, 2016

Anguilla	$621	$828
Canada	9,635	8,097
United Kingdom	917	1,223
	$11,173	$10,148

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2017 and 2016

(Unaudited)

12.       Concentrations

Major customers

During the quarter ended September 30, 2017 and 2016, the Company sold subscriptions on its site Rooplay and sold in-app purchases on its social bingo sites, Trophy Bingo and Garfield's Bingo. There was no single player who had purchased more than 10% of the Rooplay, Trophy Bingo and Garfield's Bingo revenue. The Company is reliant on the Google App, iOS App and Amazon App Stores to provide a platform for Rooplay, Trophy Bingo and Garfield's Bingo to be played thereon.

During the quarter ended September 30, 2017 and 2016, the Company offered limited advertising. The Company is reliant on one sales customer who provides the advertising revenue.

13.  Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions. At September 30, 2017, the Company had total cash balances of $818,085 (December 31, 2016 - $60,190) at financial institutions, where $612,699 (December 31, 2016 - $nil) is in excess of federally insured limits.

The Company has concentrations of credit risk with respect to accounts receivable, the majority of its accounts receivable are concentrated geographically in the United States amongst a small number of customers.

As of September 30, 2017, the Company had four customers, totaling $9,691 who accounted for greater than 10% of the total accounts receivable. As of December 31, 2016, the Company had four customers, totaling $13,300 who accounted for greater than 10% of the total accounts receivable.

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

Total software development costs for the development of all three products; Rooplay, Garfield's Bingo and Trophy Bingo, were $5,541,179 as at September 30, 2017 (September 30, 2016 - $4,713,621).

RESULTS OF OPERATIONS

            Revenue

Total revenue, net of platform fees to Apple, Google and Amazon, for the quarter ended September 30, 2017, decreased to $18,853, a decrease of 64% from revenue of $52,758 for third quarter of 2016 and a decrease of 17% from revenue of $22,776, in the second quarter of fiscal 2017. This expected decrease in total revenue compared to the third quarter of fiscal 2016 and the second quarter of fiscal 2017, is due no marketing spend on the Company's legacy products, Trophy Bingo and Garfield's Bingo, whilst the Company continues to complete the development of Rooplay Originals (Branded EdTEch games for children and families) and expand its distribution channels.

            Sales and marketing expenses

Sales and marketing expenses were $71,351 for the quarter ended September 30, 2017, an increase over expenses of $26,044 in the third quarter of fiscal 2016 and an increase of 41% from sales and marketing expenses of $50,531 in the second quarter of fiscal 2017. This increase in sales and marketing expenses in the quarter ended September 30, 2017, compared to the third quarter of fiscal 2016 and the second quarter of fiscal 2017 was due to   larger marketing campaigns to promote Rooplay and hiring of marketing consultants to increase the exposure of Rooplay in new territories. Selling and marketing expenses principally include publishing services and user acquisition costs to acquire players.

We expect to continue to incur sales and marketing expenses to increase traffic and bring new players to the Rooplay platform in the fourth quarter of fiscal 2017 and fiscal 2018. There can be no assurances that these expenditures will result in increased traffic or significant additional revenue.

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our office, legal and professional fees, and other general corporate and office expenses. General and administrative expenses increased to $96,369 for the quarter ended September 30, 2017, an increase of 47% from costs of $65,601 for the third quarter of fiscal 2016 and an increase of 36% from costs of $71,089 in the second quarter of 2017. The increase in general and administrative expenses compared to the third quarter of fiscal 2016 and the second quarter of fiscal 2017, is due to costs incurred from the financing and the promotion of the Company to potential investors.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants and benefits increased to $121,697 for the quarter ended September 30, 2017, an increase of 25% compared to salaries, wages, consultants and benefits of $97,626 in the third quarter of fiscal 2016 and an increase of 4%, over salaries, wages, consultants and benefits of $116,537 in the second quarter of 2017. This increase compared to the third quarter of fiscal 2016 and the second quarter of fiscal 2017, is due to higher consultant charges incurred.

Depreciation and amortization

Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years. Depreciation and amortization increased to $965 during the quarter ended September 30, 2017, an increase of 93% over costs of $501 during the same quarter in the prior year and an increase of 16% over costs of $833 in the second quarter of fiscal 2017. This increase in depreciation and amortization compared to the third quarter of fiscal 2016 and the second quarter of fiscal 2017, is due to acquisitions of equipment for new employees.

Game development and amortization

During the quarter ended March 31, 2014, the Company soft-launched Trophy Bingo on Android in selected markets. The Company had a further global release of the Andriod version in the third quarter of 2014 and the iOS version in the third quarter of 2014. The Company ceased to capitalize the development of Trophy Bingo and commenced amortizing the capitalized development costs over the life of the game. The capitalized development costs were fully amortized in the fourth quarter of fiscal 2016. Development costs during the quarter ended September 30, 2017, decreased to $194,594, a decrease of 50% compared to $387,068 during the third quarter of fiscal 2016 and amortization of $120,503 of the capitalized development costs during the third quarter of fiscal 2016 and a decrease of 1% compared to development costs of $196,816 during the second quarter of fiscal 2017. The decrease compared to the third quarter of fiscal 2016 and the second quarter of fiscal 2017, is due to lower development expenses incurred in the development of Trophy Bingo, Garfield's Bingo and Rooplay.

Loss on prepaid development

During the second quarter of fiscal 2016, the Company prepaid $863,660 in development costs. Effective August 31, 2016, Roadhouse Interactive Limited was placed in receivership. There was $498,791 in development expenses which had not been utilized. The Company immediately expensed this in the third quarter of fiscal 2016.

            Net loss and loss per share

The net loss after taxation for the quarter ended September 30, 2017, amounted to ($462,710), a loss of ($0.01) per share, compared to a net loss of ($1,156,098) or ($0.01) per share in the quarter ending September 30, 2016 and net loss of ($439,042), or ($0.01) per share in the second quarter of fiscal 2017.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $818,085 and working capital of $746,215 before the deduction of the derivative liability - warrants and $647,600 after the deduction of the derivative liability - warrants as at September 30, 2017.  This compares to cash of $60,190 and working capital of $13,896 at December 31, 2016.

During the quarter ended September 30, 2017, we used cash of ($432,240) in operating activities compared to cash used in operating activities of ($126,625) in the same period in the prior year and compared to using cash of ($563,510) in the second quarter of 2017.

During the nine months ended September 30, 2017, we used cash of ($1,212,088) in operating activities compared to using cash in operating activities of ($2,022,500) in the same period in the prior year.

Net cash generated by financing activities was $999,760 in the quarter ended September 30, 2017, which compares to cash generated by financing activity of $26,631 in the same period in the prior year and $785,728 during the second quarter of fiscal 2017. This cash generated by financing activity is due to the cash raised from the private placement Unit offering.

During the nine months ended September 30, 2017, net cash generated by financing activities was $1,973,623 compared to net cash generated by financing activities of $1,539,985 in the same period in the prior year.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2017. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2017, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings

We are not currently a party to any legal proceeding, and was not a party to any other legal proceeding during the quarter ended September 30, 2017. We are currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2017, the Company closed a TSX Venture Exchange approved non-brokered private placement financing totaling $999,760 ($1,010,763 less issuance costs of $11,003). The private placement consisted of 2,887,895 units priced at $0.35 per unit. Each Unit was comprised of one common share and one share purchase warrant.  Each share purchase warrant is exercisable into one common share of the Company for 12 months following closing.  The exercise price of the warrants is $0.44 per share for the first six months following closing and $0.52 per share for the period which is 7-12 months following closing.

Subsequent to the quarter ended September 30, 2017, the Company closed a TSX Venture Exchange approved non-brokered private placement financing totaling $44,797 ($45,010 less issuance costs of $213). The private placement consisted of 128,600 units priced at $0.35 per unit. Each Unit was comprised of one common share and one share purchase warrant.  Each share purchase warrant is exercisable into one common share of the Company for 12 months following closing.  The exercise price of the warrants is $0.44 per share for the first six months following closing and $0.52 per share for the period which is 7-12 months following closing.

ITEM 3.          Defaults Upon Senior Securities

Not applicable.

ITEM 4.          Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders during the period.

Subsequent to the quarter ended September 30, 2017, we held our Annual Meeting of Stockholders for the purposes of electing our directors and to ratify the appointment of Davidson & Company LLP, Chartered Professional Accountants, as our independent auditors for the 2017 fiscal year. The Company issued a schedule 14A proxy statement to the shareholders on September 20, 2017.

All nominees for directors were elected and the appointment of auditors was ratified. The voting on each matter is set forth below:

a)         Elected to set the number of directors to be least 4 and no more than 7.

For	Against	Abstain	Not Voted
43,011,933	8,470	-	8,286,842

b)         Elected the following persons to serve as directors until the next annual meeting or until their successors are duly qualified:

T. M. Williams

J. M. Williams

F. Curtis (Non Executive Director)

W. Moore (Non Executive Director)

Election of the Directors of the Company.

Nominee	For	Against	Abstain	Not Voted
T. M. Williams	42,995,329	-	25,073	8,286,843
J. M. Williams	42,995,429	-	24,973	8,286,843
F. Curtis	42,996,154	-	24,248	8,286,843
W. Moore	42,996,354	-	24,048	8,286,843

(c)        Approved the selection of Davidson & Company LLP, Chartered Professional Accountants as the Company's independent auditors for the fiscal year ending December 31, 2017.

For	Against	Abstain	Not Voted
51,274,794	-	32,451	-

(d)        The ratification of the existing Rolling Stock Option plan was approved.

For	Against	Abstain	Not Voted
42,984,744	35,658	-	8,286,843

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
31.1

Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 14, 2017.

31.2

Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 14, 2017.

32.1	Certification from the Chief Executive Officer of Shoal Games Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 14, 2017.
32.2	Certification from the Chief Financial Officer of Shoal Games Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 14, 2017.

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

(e) Previously filed with the Company's report on Form 8-K on December 26, 2006.

(f) Previously filed with the Company's report on Form 8-K on June 17, 2010.

(g) Previously field with the Company's report on Form 8-K/A on June 18, 2012.

(h) Previously filed with the Company's report on Form 8-K on March 24, 2014.

Reports on Form 8-K.

There were no Form 8-K filed by the Company during the quarter ended September 30, 2017.

Reports Subsequent to the quarter ended September 30, 2017.

Subsequent to the quarter ended September 30, 2017, we filed a Form 8-K announcing the results of our Annual General Meeting on November 2, 2017.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 14, 2017.	SHOAL GAMES LTD.
(Registrant)
Date:	November 14, 2017	/S/ J.M. Williams
J. M. Williams, Chief Executive Officer, and President (Principal Executive Officer)
Date:	November 14, 2017	/S/ H. W. Bromley
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

(c)  Evaluated the effectiveness of Shoal Games Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of September 30, 2017, covered by this quarterly report based on such evaluation; and

(d)  Disclosed in this report any change in Shoal Games Ltd.'s internal control over financial reporting that occurred during Shoal Games Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Shoal Games Ltd.'s internal control over financial reporting; and

5.  Shoal Games Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Shoal Games Ltd.'s auditors and the audit committee of Shoal Games Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ J. M. Williams                                                                 Date: November 14, 2017

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

(c)  Evaluated the effectiveness of Shoal Games Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of September 30, 2017, covered by this quarterly report based on such evaluation; and

(d)  Disclosed in this report any change in Shoal Games Ltd.'s internal control over financial reporting that occurred during Shoal Games Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Shoal Games Ltd.'s internal control over financial reporting; and

5.  Shoal Games Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Shoal Games Ltd.'s auditors and the audit committee of Shoal Games Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ H. W. Bromley                                                                                Date: November 14, 2017

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Shoal Games Ltd. (the "Company") on Form 10-Q for the period ended September 30, 2017, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        November 14, 2017

A signed original of this written statement required by Section 906 has been provided to Shoal Games Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Shoal Games Ltd. (the "Company") on Form 10-Q for the period ended September 30, 2017, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                         November 14, 2017

A signed original of this written statement required by Section 906 has been provided to Shoal Games Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.