Form 10-K
period 2017-12-31
SHOAL GAMES LTD.
filed 2018-03-21
CIK 1318482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer   [  ]                                             Accelerated filer                      [   ]

Non-accelerated filer     [  ]                                             Smaller reporting company      [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]
State issuer's revenues for its most recent fiscal year. $93,475

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Our common stock is currently quoted on the Over the Counter Markets - The Venture Marketplace ("OTCQB") operated by OTC Markets Group Inc. (http://www.otcmarkets.com/) under the symbol "SGLDF" and on the TSX Venture Exchange in Canada under the symbol "SGW". The closing share price as of March 20, 2018, being US$0.60 per share under the symbol SGLDF on the OTC Markets Group Inc. and CAD$0.67 under symbol SGW on the TSX Venture Exchange : $43,383,822.

APPLICABLE ONLY TO CORPORATE REGISTRANTS Indicate the number of shares outstanding of the registrant's common stock, no par value per share, was 72,474,703 as of March 20, 2018.

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

The primary focus of Shoal Games is the development and marketing of the Rooplay EdTech platform for children and families.  Rooplay is currently live exclusively on Google Play in 27 languages and 135 countries. Rooplay has no ads, no in-app purchases, no long downloads, no instant messaging, and no outbound links of any form.  These characteristics make the product a unique platform of game content that is entirely safe for children.

The games on the Rooplay platform are designed to both entertain and educate.  Children engaging with Rooplay learn technology, solve puzzles, paint pictures, practice language, learn math, and much more.  Shoal Games is developing a content system with Rooplay that builds tech literacy and encourages early learning.  The Company believes that to be able to teach children, they must first hold their attention.  Rooplay mixes entertainment with education so that long player sessions are created in a safe environment so that children have fun and are challenged in new ways with every session.  Rooplay has hundreds of interactive games in every imaginable format.

Shoal Games management believes that through the development of the Rooplay platform, and the production of exclusive EdTech game content that it can create a defensible position in the market as a premium provider of mobile games content for kids.  Shoal Games has a long history in games and software development and believes that its experienced team can establish Rooplay as a global provider of mobile entertainment for children.  Rooplay generates revenue for the Company from consumer subscriptions which customers pay to unlock the Rooplay game catalog.  Shoal Games management believes that the development of a platform system such as Rooplay will create a significant and sustainable revenue stream for the Company.

Shoal Games management is pursuing an aggressive growth strategy by approaching local partners in many regions of the world who are interested in distributing Rooplay.  Rooplay's games are not restricted to any particular region and the Company believes the demand for early learning systems such as Rooplay is strong.

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

Shoal Games' other mobile products include Garfield's Bingo (www.garfieldsbingo.com), the first mobile bingo game to feature a mega-brand; and Trophy Bingo (www.trophybingo.com), live across mobile platforms with over 590,000 installs.  Trophy Bingo and Garfield's Bingo are innovative free-to-play mobile games live in the Apple, Google and Amazon App Stores.  The Company has generated its main source of revenue to-date from players making in-app purchases in Trophy Bingo and Garfield's Bingo.

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

We conduct our business through the Anguilla incorporated entity and through our wholly-owned subsidiaries Shoal Media (Canada) Inc. ("Shoal Media Canada"), Shoal Games (UK) plc ("Shoal UK"), Coral Reef Marketing Inc. ("Coral Reef"), Shoal Media Inc. ("Shoal Media"), Rooplay Media Ltd. ("Rooplay Media"), Shoal Media UK Ltd. ("Shoal Media UK"), and Rooplay Media Kenya Limited. ("Rooplay Kenya")

Shoal Media Canada was incorporated under the laws of British Columbia, Canada, on February 10, 1998, as 559262 B.C. Ltd. and changed its name to Bingo.com (Canada) Enterprises Inc. on February 11, 1999. It subsequently changed its name to English Bay Office Management Limited on September 8, 2003. Effective March 11, 2016, it changed it name to Shoal Media (Canada) Inc.

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

On January 21, 2008, Coral Reef Marketing Inc., was incorporated under the laws of Anguilla, British West Indies.

On January 1, 2013, 100% of the share capital of Shoal Media Inc., an Anguillian Company was acquired.

On October 25, 2016, Rooplay Media Ltd., was incorporated under the laws of British Columbia, Canada.

On March 27, 2017, Shoal Media UK Ltd. was incorporated under the laws of England and Wales.

On July 12, 2017, Rooplay Media Kenya Limited was incorporated under the laws of Kenya.

The Company also maintains a number of inactive wholly-owned subsidiaries.  These are:

-   Bingo.com (Antigua), Inc., ("Bingo.com (Antigua)") incorporated as an Antigua International Business Corporation on April 7, 1999, as Star Communications Ltd. and changed its name to Bingo.com. (Antigua), Inc. on April 21, 1999;

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

Shoal Games Domain Names

Shoal Games owns the domain names Rooplay.com, Shoalgames.com, Shoalgames.net, Shoalmedia.com, Garfieldsbingo.com, Trophybingo.com, and Trophybingo.ca and many other smaller domains.

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

In addition to developing and maintaining the Rooplay system, Shoal Games develops original content that it publishes into the App Stores as single apps and onto Rooplay to expand the library of content on the platform.  Mobile users can choose to download and play Shoal Games single apps, or access the entire library of hundreds of games from within Rooplay.

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

Pricing Strategy

Shoal Games is pursuing an aggressive penetration pricing strategy with Rooplay by offering monthly subscriptions to its library of hundreds of games and its exclusive Rooplay Originals (branded Games developed by the Company) .  All users acquired via the direct-to-consumer model will be offered a free trial period before the subscription fee becomes payable.  Rooplay users acquired via partner relationships will have varying periods of free trial and pricing as determined by the partner's circumstances and region.

Growth Strategy

Shoal Games management is pursuing an aggressive growth strategy by approaching local partners in many regions of the world who are interested in distributing Rooplay.  Rooplay's games are not restricted to any particular region and the Company believes the demand for early learning systems such as Rooplay is strong.

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

International Strategy

The first release of Rooplay is in English, but the system has been designed from conception to provide value to children and families of every language.  Most games are developed without the requirement of any text to learn and play so Rooplay's potential for localization and international publishing is ideal.  Furthermore, all of Shoal Games' original productions for Rooplay ("Rooplay Originals") are built to support learning in any language.

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

OPERATIONS

Employees

As of December 31, 2017, we had eleven full-time employees, not including temporary personnel, consultants, and independent contractors. Since 2006 it has been, and continues to be, the Company's objective to control its costs by retaining consultants, as needed, to provide special expertise in developing internal strategic, marketing, accounting and technical services. The Company ceased outsourcing its software development personnel in September 2016 following the bankruptcy of its outsource supplier.  The Company immediately hired the key personnel from that organization whom are now our full-time employees. None of our employees or consultants are represented by a labor union, and we believe that our relationship with our employees and consultants is good.

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

Competition

Rooplay competes with systems such as ABCMouse, Homer, Lingokids, and other learning products that are based on subscription.  Rooplay differs in that it is not only an educational system, but an entertainment system with hundreds of games both for fun and learning.  Most of the competition relies on videos and e-books for content, whereas Rooplay is only games.  ABCMouse raised US$150 million at a valuation of more than US$1Billion.  The Company views the success of ABCMouse as proof of the size of the market and is developing Rooplay to be a superior and differentiated product.

In the mobile bingo market, large operators have acquired the companies behind the two leading social bingo games.  Caesars Interactive Entertainment acquired Buffalo Studios, the makers of Bingo Blitz, in 2012 for $53 million.  More recently in 2014, GSN Games purchased Bash Gaming, the makers of Bingo Bash, for $160 million.  The Company views these acquisitions as confirmation that the social bingo marketplace is valuable although costly to compete with.

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

Our primary administrative and development facility is located in leased space in Vancouver, British Columbia.  During the year ended December 31, 2016, the Company signed a lease expiring December 31, 2016. After December 31, 2016, unless 30 day notice is given this lease is extended on a month-to-month basis. To date no notice has been given. This facility comprises approximately 1,651 square feet. The monthly rental is approximately $1,142.

We operate sales and marketing offices in London, United Kingdom and in Amsterdam, the Netherlands.  There are no direct monthly rental fees in either location.

We believe that these facilities will be adequate to meet our requirements for the near future and that suitable additional space will be available if needed. Other than described above, neither we, nor any of our subsidiaries presently own or lease any other property or real estate.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings and were not a party to any other legal proceeding, during the fiscal year ended December 31, 2017. We are currently not aware of any legal proceedings proposed to be initiated against us. However, from time-to-time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our Annual Meeting of Stockholders in Anguilla on November 1, 2017. The Annual Meeting is for the purposes of electing our directors and to ratify the appointment of Davidson & Company LLP, Chartered Professional Accountants, as our independent auditors for the 2017 fiscal year, to ratify our Rolling Stock Option plan and for any other regular business. The Company issued a schedule 14A proxy statement to the shareholders on September 20, 2017.

All nominees for directors were elected; the appointment of auditors was ratified; and the Rolling Stock Option plan was ratified. The voting on each matter is set forth below:

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

Quarter Ended	High (1)	Low (1)
December 31, 2017	$0.45	$0.25
September 30, 2017	$0.49	$0.38
June 30, 2017	$0.48	$0.34
March 31, 2017	$0.40	$0.33
December 31, 2016	$0.47	$0.35
September 30, 2016	$0.50	$0.45
June 30, 2016	$0.54	$0.35
March 31, 2016	$0.50	$0.34

1.             Prices as per Yahoo! TM Finance

On March 20, 2018, the last reported sale price of our common stock, as reported by the OTCQB, was $0.60 per share and CAD$0.67 per share on the TSX Venture Exchange.

As of March 20, 2018, we believe there are approximately 1,181 shareholders (including nominees and brokers holding street accounts) of our shares of common stock.

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

On October 11, 2016, the Company closed its rights issue raising US$80,949 (CAD$107,168) from the issuance of 172,681 common shares at an average price of CAD$0.626 per share.

During the quarter ended June 30, 2017, the Company closed a TSX Venture Exchange approved non-brokered private placement financing totaling CAD$1.045 million ($790,281). The private placement consisted of 2,323,779 units priced at CAD$0.45 ($0.34) per unit. Each Unit was comprised of one common share and one share purchase warrant.  Each share purchase warrant is exercisable into one common share of the Company for 12 months following closing.  The exercise price of the warrants is CAD$0.55 per share for the first six months following closing and CAD$0.65 per share for the period which is 7-12 months following closing.

During the quarter ended September 30, 2017, the Company closed a TSX Venture Exchange approved non-brokered private placement financing totaling $1,010,763. The private placement consisted of 2,887,895 units priced at $0.35 per unit. Each Unit was comprised of one common share and one share purchase warrant.  Each share purchase warrant is exercisable into one common share of the Company for 12 months following closing.  The exercise price of the warrants is $0.44 per share for the first six months following closing and $0.52 per share for the period which is 7-12 months following closing.

During the quarter ended December 31, 2017, the Company closed a TSX Venture Exchange approved non-brokered private placement financing totaling $45,011. The private placement consisted of 128,600 units priced at $0.35 per unit. Each Unit was comprised of one common share and one share purchase warrant.  Each share purchase warrant is exercisable into one common share of the Company for 12 months following closing.  The exercise price of the warrants is $0.44 per share for the first six months following closing and $0.52 per share for the period which is 7-12 months following closing.

During the quarter ended December 31, 2017, two warrants holders exercised their warrants for 121,111 shares at CAD$0.55 (approximately US$0.43) per share raising a total of US$52,310.

Subsequent to the year ended December 31, 2017, a warrant holder exercised their warrant for 15,000 shares at $0.44 per share raising a total of $6,600.

Subsequent to the year ended December 31, 2017, the Company closed a TSX Venture Exchange approved private placement financing totaling $2,551,500. The private placement consisted of 7,290,000 shares priced at $0.35 per share.

Securities authorized for issuance under equity compensation plans.

In 2015, the shareholders approved the 2015 plan. Under the 2015 plan we have reserved 10% of the number of Shares of the Company issued and outstanding as of each Award Date. Pursuant to this plan we have 1,605,000 stock purchase options (2016 - 1,010,000) outstanding at December 31, 2017. During the year ended December 31, 2017, there were nil (2016 - nil) options exercised and 130,000 (2016 - nil) options cancelled, issued under this plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,605,000	0.42	4,911,970
Equity compensation plans not approved by security holders	0	0	0
Total	1,605,000	0.42	4,911,970

As of the date of this report no further options have been awarded and 40,000 options were cancelled unexercised subsequent to the year ended December 31, 2017.

ITEM 6. SELECTED FINANCIAL DATA.

Consolidated Statement of Operations Data for continuing operations:

		Year Ended December 31,
	2017	2016	2015	2014	2013

Revenue	93,475	278,921	111,610	32,470	26,389

Trophy Bingo amortization	-	482,013	482,012	482,013	-
Gross (loss) profit	93,475	(203,092)	(370,402)	(449,543)	26,389

Operating expenses excluding interest and other income (expenses)	(1,860,785)	(2,447,298)	(2,612,194)	(2,221,663)	(780,754)
Gain on derivative liability - warrants	78,712	-	-	-	-
Interest and other income	18	155	1,089	510	840
Income tax recovery / (expense)	30,761	(1,294)	(480)	(848)	(1,666)
Promissory note accretion and interest	(84,132)	(5,982)	-	-	-
Loss on prepaid development	-	(498,791)	-	-	-
Net loss from continuing operations	$(1,741,951)	$(3,156,302)	$(2,981,987)	$(2,671,544)	$(755,191)

Discontinued Operations
Gaming revenue	-	-	-	1,684,047	1,912,301
Cost of producing revenue	-	-	-	-	-
Gain from the sale of the domain name	-	-	16,305	6,677,759	-
Selling and marketing	-	-	-	(628,029)	(1,942,885)
Net (loss) profit	(1,741,951)	(3,156,302)	(2,965,682)	5,062,233	(785,766)

Basic and diluted net loss per share from continuing operations	$(0.03)	$(0.05)	$(0.05)	$(0.04)	$(0.01)
Weighted average common shares outstanding	61,730,928	58,227,957	55,812,511	67,165,374	64,156,392

		Year Ended December 31,
	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data:
Cash	$478,397	$60,190	$570,086	$2,876,386	$491,203
Total assets	557,853	129,093	1,129,526	3,996,745	3,607,123
Total liabilities	705,262	444,680	177,792	156,579	238,540
Total stockholders' (deficit) equity	(147,409)	(315,587)	951,734	3,840,166	3,368,583
Working capital	345,184	13,896	454,447	2,856,230	646,015

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

The games on the Rooplay platform are designed to both entertain and educate.  Children engaging with Rooplay learn technology, solve puzzles, paint pictures, practice language, learn math, and much more.  Shoal Games is developing a content system with Rooplay that builds tech literacy and encourages early learning.  The Company believes that to be able to teach children, they must first hold their attention.  Rooplay mixes entertainment with education so that long player sessions are created in a safe environment so that children have fun and are challenged in new ways with every session.  Rooplay has hundreds of interactive games in every imaginable format.

Shoal Games management believes that through the development of the Rooplay platform, and the production of exclusive EdTech game content with its branded Rooplay Originals that it can create a defensible position in the market as a premium provider of mobile games content for kids.  Shoal Games has a long history in games and software development and believes that its experienced team can establish Rooplay as a global provider of mobile entertainment for children.  Rooplay generates revenue for the Company from consumer subscriptions which customers will pay to unlock the Rooplay game catalog.  Shoal Games management believes that the development of a platform system such as Rooplay will create a significant and sustainable revenue stream for the Company.

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

Shoal Games' other mobile products include Garfield's Bingo (www.garfieldsbingo.com), the first mobile bingo game to feature a mega-brand; and Trophy Bingo (www.trophybingo.com), live across mobile platforms with over 590,000 installs.  Trophy Bingo and Garfield's Bingo are innovative free-to-play mobile games live in the Apple, Google and Amazon App Stores.  The Company has generated its main source of revenue to-date from players making in-app purchases in Trophy Bingo and Garfield's Bingo.

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

Total software development costs for the development of Rooplay, Garfield's Bingo, and Trophy Bingo were $5,768,476 as at December 31, 2017 (2016 - $4,935,274).

SOURCES OF REVENUE AND REVENUE RECOGNITION

We generate our revenue from the following:

-   The sale of in-app purchases in Rooplay Originals (Branded EdTEch games for children and families), Garfield's Bingo and Trophy Bingo in the Google play, Apple iOS and Amazon App stores.

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

SUPPLEMENTARY FINANCIAL INFORMATION

Quarterly Results of Operations

The following tables present our unaudited consolidated quarterly results of operations for each of our last eight quarters.  This data has been derived from unaudited consolidated financial statements that have been prepared on the same basis as the annual audited consolidated financial statements and, in our opinion, include all normal recurring adjustments necessary for the fair presentation of such information. These unaudited quarterly results should be read in conjunction with our audited consolidated financial statements, included in Item 8 of this report.

		Three Months Ended
	December 31, 2017	September 30 2017	June 30 2017	March 31 2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	18,587	18,853	22,776	33,259

Cost of sales	-	-	-	-
Gross profit	18,587	18,853	22,776	33,259

Operating expenses and other (income) / expenses	(537,533)	(484,121)	(439,949)	(399,164)
Gain on derivative liability - warrants	54,043	24,669	-	-
Promissory note accretion and interest	(22,110)	(22,111)	(21,869)	(18,042)
Loss before income taxes	(487,013)	(462,710)	(439,042)	(383,947)

Income tax recovery	30,761	-	-	-
Loss after tax	$(456,252)	$(462,710)	(439,042)	(383,947)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.00)

Weighted average common shares, basic and diluted	65,025,158	62,063,832	60,069,795	59,708,318

		Three Months Ended
	December 31, 2016	September 30 2016	June 30 2016	March 31 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	37,783	52,758	77,821	110,559

Cost of sales
Trophy Bingo amortization	120,503	120,503	120,504	120,503
Gross loss	(82,720)	(67,745)	(42,683)	(9,944)

Operating expenses and other (income) / expenses	655,364	589,561	578,294	623,924
Loss on prepaid development	-	498,791	-	-
Promissory note accretion and interest	5,982	-	-	-
Loss before income taxes	(744,066)	(1,156,097)	(620,977)	(633,868)

Income tax (expense) recovery	(1,302)	(1)	9	-
Loss after tax	$(745,368)	$(1,156,098)	$(620,968)	$(633,868)

Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.01)	$(0.01)

Weighted average common shares, basic and diluted	59,708,318	59,535,637	57,474,435	56,197,703

Our financial statements and related schedules are described under "Item 8. Financial Statements".

RESULTS OF OPERATIONS

Years Ended December 31, 2017 and 2016

            Revenue

Total revenue from operations were $93,475 for the year ended December 31, 2017, a decrease from revenue of $278,921 for the same period in the prior year. The decrease in total revenue compared to fiscal 2016, is due to the Company ceasing to market it's legacy product in mid 2016 while it developed and prepared for the full launch of Rooplay in late 2017. Rooplay revenues are subscription based and are expected to grow slowly initially.

            Selling and marketing expenses

Sales and marketing expenses from operations were $244,810 for the year ended December 31, 2017, a decrease of 39% over expenses of $403,523 for the same period in the prior year. This decrease in sales and marketing expenses was due to a low marketing spend in 2017 for our legacy products in order to preserve cash and prepare for the main launch of Rooplay which began in late 2017. Selling and marketing expenses principally include publishing services and user acquisition costs to acquire players for the Rooplay platform.

We expect to incur increased sales and marketing expenses to bring new players to Rooplay and our bingo games now that all three products are commercially viable.   There can be no assurances that these expenditures will result in increased traffic or significant additional revenue.

            General and administrative expenses

General and administrative expenses were $256,303 for the year ended December 31, 2017, an increase of 14% over costs of $225,422 for the previous year. This increase in general and administrative expenses is largely due to the increased expenditures incurred in raising capital in 2017.  General and administrative expenses consist primarily of legal and professional fees, premises costs for our offices, and other general corporate and office expenses.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants and benefits expenses, excluding salaries incurred for the development of our products increased to $461,416 during the year ended December 31, 2017, an increase of 12% over expenses of $413,166 for the previous year.

Depreciation and amortization

Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years.  Depreciation increased to $4,068 during the year ended December 31, 2017, over depreciation of $3,570 during the prior year. This increase in depreciation and amortization compared to fiscal 2016, is due to the disposal of old obsolete equipment and the depreciation on new equipment.

Development and amortization

The Company expensed $833,202 in development costs during the year ended December 31, 2017, a decrease of 23% over $1,077,638 of development costs in the prior year. This decrease in development costs is due to a smaller team developing the Rooplay platform technology and our Originals gaming engines.

Commencing January 1, 2014, the Company ceased to capitalize the development costs of Trophy Bingo and commenced amortizing the capitalized development costs over the life of the game. These costs were fully amortized in fiscal 2016.

            Stock-based compensation expense

During the year ended December 31, 2017, the Company incurred non-cash stock compensation expenses of $43,212 from the issuance of 725,000 stock options at CAD$0.54 per option compared to stock compensation expenses of $257,293 in fiscal 2016 from the issuance of 1,010,00 stock options at CAD$0.54 per option.  The options are issued to consultants and employees as per the Companies 2015 Stock Option Plan.

Other income and expenses

During the year ended December 31, 2017, the Company has a foreign exchange loss of $12,274 compared to foreign exchange loss of $33,020 in the prior year. These losses are due to the exchange rate movements of the US Dollar compared to the Pound Sterling and the Canadian Dollar.

During the year ended December 31, 2017, we received interest income of $18 compared to interest income of $155 in the prior year. The interest income is received from bank term deposits from investing our cash. The decrease in interest income is due to lower bank account balances in fiscal 2017 compared to fiscal 2016.

During the year ended December 31, 2017, the Company closed a TSX Venture Exchange approved non-brokered private placement financing totaling CAD$1.045 million. The private placement consisted of 2,323,779 units priced at CAD$0.45 ($0.34) per unit. Each Unit was comprised of one common share and one share purchase warrant. The warrants have an exercise price in Canadian dollars whilst the Company's functional currency is US Dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the warrants have a derivative liability value. This liability value has no effect on the cashflow of the Company and does not represent a cash payment of any kind. During the year ended December 31, 2017, the Company recognized a gain of $78,712 on this derivative liability.

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

            Income taxes

During the year ended December 31, 2017, a subsidiary of the Company applied for a Canadian tax credit in relation to fiscal 2016. The Company received a tax credit of $30,761.  This compares to an income tax expense in relation to profits earned in its subsidiaries in different jurisdictions of $1,294 during the year ended December 31, 2016.

During the year ended December 31, 2005, the Bingo.com, Inc. merged with its subsidiary Bingo.com, Ltd. in Anguilla, British West Indies. Anguilla is a zero-tax jurisdiction.

            Net loss and loss per share

The net loss after taxation for the year ended December 31, 2017, amounted to $1,741,951, a loss of $0.03 per share, compared to a net loss of $3,156,302, a loss of $0.05 per share, in year ended December 31, 2016.  The net loss in fiscal 2016 included the one time write off of $498,791 of prepaid development costs due to the unfortunate bankruptcy of our primary software development supplier.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $478,397 and working capital of $345,184 at December 31, 2017. This compares to cash of $60,190 and working capital of $13,896 at December 31, 2016.

During the year ended December 31, 2017, we used cash of $1,638,837 in operating activities compared to using cash of $2,476,707 in the prior year.

Net cash generated by financing activities was $2,060,684 in the year ended December 31, 2017, which compares to cash generated by financing activity of $1,974,215 in fiscal 2016. This cash generated by financing activity is due to the cash raised from the private placements and warrant exercise during the year ended December 31, 2017 compared to the cash raised from the private placements and rights issue during the year ended December 31, 2016

Cash of $3,640 was used in investing activities in fiscal 2017, compared to $7,404 in the prior year. This decrease in cash used in investing activities is due to the acquisition of equipment and furniture for new employees in fiscal 2016.

Our future capital requirements will depend on a number of factors, including costs associated with the further development of Rooplay, Garfield's Bingo and Trophy Bingo; the cost of marketing and player acquisition costs for Rooplay, Garfield's Bingo and Trophy Bingo, and the success of Rooplay, Garfield's Bingo and Trophy Bingo.

            Off Balance Sheet Arrangements

We did not have any Off Balance sheet arrangements for the year ended December 31, 2017 and 2016.

AUDIT COMMITTEE

Our audit committee consists of four directors and reports to the Board of Directors. The audit committee meets regularly throughout the year and met with the independent auditors on March 20, 2018, and approved the financial statements for the year ended December 31, 2017.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SHOAL GAMES LTD. and subsidiaries

Consolidated Financial Statements

Years ended December 31, 2017 and 2016

DAVIDSON & COMPANY LLP                        Chartered Accountants                        A Partnership of Incorporated Professionals

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of

Shoal Games Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Shoal Games Ltd. (the "Company"), as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for the years ended December 31, 2017 and 2016, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Shoal Games Ltd. as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years ended December 31, 2017 and 2016 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. According, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statement. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2010.

"DAVIDSON & COMPANY LLP"
Vancouver, Canada	Chartered Professional Accountants

March 20, 2018

NEXIA

INTERNATIONAL

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, B.C., Canada, V7Y 1G6

Telephone (604) 687-0947 Fax (604) 687-6172

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Consolidated Balance Sheets

As at December 31,	2017	2016
Assets
Current assets:
Cash	$478,397	$60,190
Accounts receivable, less allowance for doubtful accounts $27,666 (2016 - $27,666) (Note 3)	15,022	17,194
Prepaid expenses (Note 4)	54,714	33,494
Total Current Assets	548,133	110,878

Equipment, net (Note 5)	9,720	10,148

Security deposits	-	8,067

Deferred tax asset, less valuation allowance of $102,809 (December 31, 2016 - $15,017) (Note 10)	-	-

Total Assets	$557,853	$129,093

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable	$30,111	$3,667
Accrued liabilities	84,081	87,959
Accounts payable and accrued liabilities - related party (Note 11)	44,185	5,356
Derivative liability - warrants (Note 2j and 8)	44,572	-
Total Current Liabilities	202,949	96,982

Promissory notes (note 7)	502,313	347,698
Total Liabilities	705,262	444,680

Commitments (Note 9)

Stockholders' Deficiency (Note 8):
Common stock, no par value, unlimited shares Authorized 65,169,703 shares issued and outstanding (December 31, 2016 - 59,708,318)	23,133,400	21,223,271
Accumulated deficit	(23,305,389)	(21,563,438)
Accumulated other comprehensive income: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Deficiency	(147,409)	(315,587)

Total Liabilities and Stockholders' Deficiency	$557,853	$129,093

See accompanying notes to consolidated financial statements.

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Operations

Years ended December 31,	2017	2016

Total revenue	$93,475	$278,921

Cost of sales:
Game development amortization (Note 6)	-	482,013
Total cost of sales	-	482,013

Gross income (loss)	93,475	(203,092)

Operating expenses:
Depreciation and amortization (Note 5)	4,068	3,570
Directors fees	5,500	6,000
General and administrative	256,303	225,422
Promissory note accretion and interest (Note 7)	84,132	5,982
Provision for doubtful debts (Note 3)	-	27,666
Salaries, wages, consultants and benefits	461,416	413,166
Selling and marketing	244,810	403,523
Stock-based compensation (Note 8)	43,212	257,293
Game development (Note 6)	833,202	1,077,638
Total operating expenses	1,932,643	2,420,260

Loss before other income (expense) and income taxes	(1,839,168)	(2,623,352)

Other income (expense):
Gain on derivative liability - warrants (Note 8)	78,712	-
Foreign exchange loss	(12,274)	(33,020)
Interest and other income	18	155
Loss on prepaid development (Note 4)	-	(498,791)

Loss before income taxes	(1,772,712)	(3,155,008)

Income tax recovery (expense) (Note 10)	30,761	(1,294)

Loss after tax	$(1,741,951)	$(3,156,302)

Other comprehensive income (loss)	-	-

Comprehensive income (loss)	$(1,741,951)	$(3,156,302)

Basic and diluted loss per common share (Note 2)	$(0.03)	$(0.05)

Weighted average common shares outstanding, basic (Note 2)	61,730,928	58,227,957
Weighted average common shares outstanding, diluted (Note 2)	61,730,928	58,227,957

See accompanying notes to consolidated financial statements.

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Stockholders' Equity (DEFICIENCY)

Years ended December 31, 2017 and 2016

Common stock			Accumulated Other Comprehensive income
Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity (Deficiency)
Balance, December 31, 2015	56,197,703	$19,334,290	($18,407,136)	$ 24,580	$951,734

Discount on promissory note	-	58,284	-	-	58,284

Private placements	3,337,934	1,562,479	-	-	1,562,479

Rights issue	172,681	80,949	-	-	80,949

Share issuance costs	-	(70,024)	-	-	(70,024)

Stock-based compensation	-	257,293	-	-	257,293

Net loss	-	-	(3,156,302)	-	(3,156,302)
Balance, December 31, 2016	59,708,318	21,223,271	(21,563,438)	24,580	(315,587)

Discount on promissory note	-	23,461	-	-	23,461

Gain on extinguishment and reissuance of promissory notes with related parties	-	94,191	-	-	94,191

Private placements	5,340,274	1,846,055	-	-	1,846,055

Exercise of Warrants	121,111	52,310	-	-	52,310

Share issuance costs	-	(25,816)	-	-	(25,816)

Stock-based compensation	-	43,212	-	-	43,212

Derivative liability - warrants	-	(123,284)	-	-	(123,284)

Net loss	-	-	(1,741,951)	-	(1,741,951)
Balance, December 31, 2017	65,169,703	$23,133,400	($23,305,389)	$ 24,580	($147,409)

See accompanying notes to consolidated financial statements.

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Cash Flows

Years ended December 31,	2017	2016
Cash flows from operating activities:
Net loss	$(1,741,951)	$(3,156,302)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	4,068	3,570
Game development amortization	-	482,013
Accretion of promissory note	84,132	5,171
Gain on derivative liability - warrants	(78,712)	-
Stock-based compensation	43,212	257,293

Changes in operating assets and liabilities:
Accounts receivable	2,172	27,754
Prepaid expenses	(21,220)	(16,289)
Security deposits	8,067	893
Accounts payable and accrued liabilities	61,395	(80,810)
Net cash used in operating activities	(1,638,837)	(2,476,707)

Cash flows from investing activities:
Acquisition of equipment	(3,640)	(7,404)
Net cash used in investing activities	(3,640)	(7,404)

Cash flows from financing activities:
Private placements	1,846,055	1,562,479
Promissory note	188,135	400,811
Rights issue	-	80,949
Share issuance costs	(25,816)	(70,024)
Warrant exercised	52,310	-
Net cash provided by financing activities	2,060,684	1,974,215

Change in cash	418,207	(509,896)

Cash, beginning of year	60,190	570,086
Cash, end of year	$478,397	$60,190

Supplementary information:
Interest paid	$-	$-
Income taxes (recovery) paid	$(30,761)	$1,294

Non-cash financing activity - Extinguishment and reissuance of promissory notes	$94,191	$-
Non-cash financing activity - Discount on related party loans	$23,461	$58,284
Non-cash investing activity	$-	$-

See accompanying notes to consolidated financial statements.

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2017 and 2016

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

Shoal Games' other mobile products Garfield's Bingo (www.garfieldsbingo.com), and Trophy Bingo (www.trophybingo.com), are free-to-play mobile games live in the Apple, Google and Amazon App Stores.  The Company has generated its main source of revenue to-date from players making in-app purchases in Trophy Bingo and Garfield's Bingo.

Continuing operations

These consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses from operations for the year ended December 31, 2017 and 2016, and has an accumulated deficit of $23,305,389 as at December 31, 2017.  This raises substantial doubt about the Company's ability to continue as a going concern.

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

Years ended December 31, 2017 and 2016

2.    Summary of significant accounting policies:

(a)     Basis of presentation:

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") applicable to annual financial information and with the rules and regulations of the United States Securities and Exchange Commission. The financial statements include the accounts of the Company's subsidiaries:

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

During the year ended December 31, 2017, Shoal Media UK Ltd. was incorporated under the laws of England and Wales and Rooplay Media Kenya Limited was incorporated under the laws of Kenya.

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

Significant areas requiring the use of estimates include the collectibility of accounts receivable, the valuation of promissory notes, stock-based compensation and the estimated market rate of 15%, the derivative liability - warrants valuation and the valuation of deferred tax assets.  Actual results may differ significantly from these estimates.

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2017 and 2016

2.    Summary of significant accounting policies: (Continued)

(c)    Revenue Recognition

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

Gains and losses from restatement of foreign currency monetary and non-monetary assets and liabilities are included in operations. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in earnings.

(e)  Accounts receivable:

Trade and other accounts receivable are reported at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable includes receivables from online platforms and trade receivables from customers. The Company estimates doubtful accounts on an item-by-item basis and includes over-aged accounts as part of allowance for doubtful accounts, which are generally ones that are ninety-days overdue.  Bad debt expense, for the year ended December 31, 2017, was $nil (2016 - $27,666).

(f)  Equipment:

Equipment is recorded at cost less accumulated depreciation. Depreciation is provided for annually on the declining balance method over the following periods:

                  Equipment and computers                      3 years

            Furniture and fixtures                             5 years

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2017 and 2016

2.    Summary of significant accounting policies: (Continued)

(f)  Equipment: (Continued)

Expenditures for maintenance and repairs are charged to expenses as incurred. Major improvements are capitalized. Gains and losses on disposition of equipment are included in operations as realized.

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

Total software development costs for the development of all three games; Rooplay, Garfield's Bingo and Trophy Bingo, were $5,768,476 as at December 31, 2017 (December 31, 2016 - $4,935,274).

(h) Advertising:

The Company expenses the cost of advertising in the period in which the advertising space or airtime is used. Advertising costs from continuing operations charged to selling and marketing expenses in 2017 totaled $244,810 (2016 - $403,523)

(i)   Stock-based compensation:

The Company recognizes all stock-based compensation as an expense in the financial statements and that such cost be measured at the fair value of the award.

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2017 and 2016

2.    Summary of significant accounting policies: (Continued)

(i)   Stock-based compensation: (Continued)

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2017	2016
Expected dividend yield	-	-
Expected stock price volatility	25%	78%
Weighted average volatility	25%	78%
Risk-free interest rate	1.56%	1.9%
Expected life of options	5 years	5 years
Forfeiture rate	5%	0%

(j) Derivative liability - warrants

The warrants have an exercise price in Canadian dollars whilst the Company's functional currency is US Dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the warrants have a derivative liability value. This liability value has no effect on the cashflow of the Company and does not represent a cash payment of any kind.

A fair value of the derivative liability of $123,284 was been estimated on the date of the subscription using the Binomial Lattice pricing model. During the year ended December 31, 2017, there was a gain on derivative liability - warrants of $78,712 and the derivative liability - warrants value reduced to $44,572 with the following assumptions:

	December 31, 2017	June 16, 2017
		Subscription date
Average stock price	CAD$0.65	CAD$0.64
Expected dividend yield	-	-
Expected stock price volatility	93.74%	33%
Risk-free interest rate	1.66%	0.71%
Expected life of warrants	0.5 year	1 year

The average stock price is calculated on the probability weighted average price of the exercise of the warrants.

(k) Impairment of long-lived assets and long-lived assets to be disposed of:

The Company accounts for long-lived assets in accordance with the provisions of ASC 360, Property, Plant and Equipment and ASC 350, Intangibles-Goodwill and Others. During the periods presented, the only long-lived assets reported on the Company's consolidated balance sheet are equipment, and security deposits.  These provisions require that long-lived assets and certain identifiable recorded intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2017 and 2016

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

(l)   Income taxes:

The Company follows the asset and liability method of accounting for income taxes.  Under this method, current income taxes are recognized for the estimated income taxes payable for the current period.  The Company recognizes the income tax recovery from the receipt of tax credits upon receipt of funds. Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as the benefit of losses available to be carried forward to future years for tax purposes.

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

Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. A total of 1,605,000 (2016 - 1,010,000) stock options and 5,219,163 (2016 - nil) warrants were excluded as at December 31, 2017.

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2017 and 2016

2.    Summary of significant accounting policies: (Continued)

(m) Net (loss) income per share: (Continued)

The earnings per share data for the year ended December 31, 2017 and 2016 are summarized as follows:

	2017	2016
Loss for the year	$(1,741,951)	$(3,156,302)

Basic and diluted weighted average number of common shares outstanding	61,730,928	58,227,957

Basic and diluted (loss) earnings per common share outstanding	$(0.03)	$(0.05)

(n)  New accounting pronouncements and changes in accounting policies:

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers and issued subsequent amendments to the initial guidance in August 2016, March 2016, April 2016, and May 2016 within ASU 2016-04, ASU 2016-08, ASU 2016-10, ASU 2016-11 and ASU 2016-12, respectively. The guidance in this update supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Codification. Additionally, this update supersedes some cost guidance included in ASC 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of ASC 360, Property, Plant, and Equipment, and intangible assets, within the scope of ASC 350, Intangibles - Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement in this update. The guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The standard was to be effective for the Company as of January 1, 2017, but in August 2016, the FASB delayed the effective date of the new revenue accounting standard to January 1, 2019, and would permit early adoption as of the original effective date. Earlier adoption is not otherwise permitted for public entities. An entity can apply the revenue standard retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings (modified retrospective method). The Company is currently assessing the impact of this update on its consolidated financial statements. The Company adopted ASC 2014-09 as of January 1, 2018 using the modified retrospective method. The new standard will therefore be applied to all contracts not completed as of January 1, 2018.  The Company does not believe the adoption

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2017 and 2016

2.    Summary of significant accounting policies: (Continued)

(n)  New accounting pronouncements and changes in accounting policies: (Continued)

of ASC 606 will have a material impact to its results of operations or cash flows.

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

Years ended December 31, 2017 and 2016

2.    Summary of significant accounting policies: (Continued)

(n)  New accounting pronouncements and changes in accounting policies: (Continued)

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230)". The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU No. 2016-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The Company adopted ASC 2014-09 as of January 1, 2018. The impact of ASU 2016-15 will be the disclosure of the interest on the promissory note in the Statement of Cash Flows. The Company will reclassify $11,289 (2016 - $811) of interest relating to the principal portion of the promissory note from net cash used in operating activities to cash flows from financing activities. The Company does not expect ASU 2016-15 to have any other material impact on its consolidated financial statements.

In October 2016, FASB issued ASU No. 2016-16, Income Taxes (Topic 740). The standard improves the accounting for income tax consequences of intra-entry transfers of assets other than inventory. This pronouncement is effective for annual reporting periods beginning after December 15, 2017. The amendments in this ASU should be applied using a modified retrospective approach. The Company adopted ASU 2016-16 on January 1, 2018 and it did not have an impact on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.  The new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718.  This pronouncement is effective for annual reporting periods beginning after December 15, 2017 but early adoption is permitted. The Company adopted ASU 2017-09 on January 1, 2018 and it did not have an impact on its consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 850), the objective of which is to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. In addition, the amendments in this Update make certain targeted improvements to simplify the application and disclosure of the hedge accounting guidance in current general accepted accounting principles.  This pronouncement is effective for public entities for fiscal years beginning after December 15, 2018. Early application is permitted in any period after issuance.  For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2017 and 2016

2.    Summary of significant accounting policies: (Continued)

(n)  New accounting pronouncements and changes in accounting policies: (Continued)

that an entity adopts the amendments in this Update. The amended presentation and disclosure guidance is required only prospectively. The Company is currently evaluating the impact of adopting this guidance on its financial position, results of operations and liquidity.

In February 2018, FASB issued Accounting Standards Update ("ASU") 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" to address a narrow-scope financial reporting issue that arose as a consequence of the change in the tax law. On December 22, 2017, the U.S. federal government enacted a tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (Tax Cuts and Jobs Act of 2017). The ASU permits a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate. The amount of the reclassification would be the difference between the historical corporate income tax rate of 34% and the newly enacted 21% corporate income tax rate. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted, including adoption in any interim period, for (i) public business entities for reporting periods for which financial statements have not yet been issued and (ii) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The changes are required to be applied retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 is recognized. The Company is currently evaluating the impact of adopting this guidance.

In February 2018, FASB issued ASU 2018-03, "Technical Corrections and Improvements to Financial Instruments (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities". This update was issued to clarify certain narrow aspects of guidance concerning the recognition of financial assets and liabilities established in ASU No. 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities". This includes an amendment to clarify that an entity measuring an equity security using the measurement alternative may change its measurement approach to a fair valuation method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issued. The update is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years beginning after June 15, 2018. The Company is currently assessing the impact that adopting this new accounting standard will have on our consolidated financial statements.

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2017 and 2016

2.    Summary of significant accounting policies: (Continued)

(n)  New accounting pronouncements and changes in accounting policies: (Continued)

There have been no other recent accounting standards, or changes in accounting standards, during the year ended December 31, 2017, as compared to the recent accounting standards described in the Annual Report, that are of material significance, or have potential material significance, to us.

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

Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset.  The Company's cash was measured using Level 1 inputs. Stock-based compensation and derivative liability - warrants were measured using Level 2 inputs.

The Company deemed a fair value of the promissory notes by discounting the notes in a manner that reflects the entity's borrowing rate when interest cost is recognized in subsequent periods. The Company applied level 2 inputs by applying an estimated market rate of 15% to the promissory notes. In doing so, the Company used the discounted cash flow approach to value the present value of the notes.

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

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2017 and 2016

3.    Accounts Receivable:

The accounts receivable as at December 31, 2017, is summarized as follows:

	2017	2016
Accounts receivable	$42,688	$44,860

Provision for doubtful accounts	(27,666)	(27,666)

Net accounts receivable	$15,022	$17,194

The Company had bank accounts with the National Bank of Anguilla. During the year ended December 31, 2016, the National Bank of Anguilla filed for chapter 11 protection. The Company expensed the balance on account of $27,666 in fiscal 2016 as a doubtful debt.

4.    Prepaid expenses

During the year ended December 31, 2016, the Company had prepaid for future development expenses for Garfield's Bingo and Trophy Bingo. As at August 31, 2016, Roadhouse Interactive Limited, the Company's outsourced developer of Trophy Bingo and Garfield's Bingo was placed in receivership. The Company immediately hired the key developers to continue development of the Company's products in-house.  Shoal Games owned all the source code and art works for the Company's products.

2016
Prepaid development paid	$863,660

Expensed during the year	(364,869)

Loss on prepaid development	(498,791)

Net prepaid development	$-

The Company has other prepaid expenses of $54,714 (2016 - $33,494) including prepaid licenses fees of $33,502 (2016 - $7,835) for the year ended December 31, 2017.

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2017 and 2016

5.   Equipment:

2017	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$116,444	$107,444	$9,000
Furniture and fixtures	7,541	6,821	720
	$123,985	$114,265	$9,720

2016	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$112,804	$103,555	$9,249
Furniture and fixtures	7,541	6,642	899
	$120,345	$110,197	$10,148

Depreciation expense was $4,068 (2016 - $3,570) for the year ended December 31, 2017.

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

During the year ended December 31, 2016, the Company obtained the license to develop Garfield's Bingo. The game was launched in November 2016. In addition, during the year ended December 31, 2016, the Company obtained the license for Rooplay. The Company commenced development of the Rooplay platform. During the year ended December 31, 2017 and 2016, the Company has expensed the development costs of all three products as incurred and has expensed the following development costs for its three products.

	2017	2016
Opening total game development costs	$4,935,274	$3,857,636

Game development during the year	833,202	1,077,638
Closing total game development costs	$5,768,476	$4,935,274

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2017 and 2016

7.   Promissory notes:

The Company has issued unsecured promissory notes from shareholders of the Company. The notes were repayable on March 31, 2018. The interest on the notes are 2% per annum, calculated and compounded annually and paid annually.  Interest in arrears shall accrue interest. The unpaid principal amount due hereunder may be reduced to zero from time to time without affecting the validity of this note.

The promissory notes are accounted for by discounting the notes in a manner that reflects the entity's borrowing rate when interest cost is recognized in subsequent periods. The Company applied an estimated market rate of 15% to the promissory notes. In doing so, the Company used the discounted cash flow approach to value the present value of the notes. The cash flow stream from the coupon interest payments and the final principal payment were discounted at 15% to arrive at the valuations. The Company used a deemed rate of 15% as the appropriate discount rate after examining the interest rates for similar instruments issued in the same time frame for similar companies without the conversion feature. During the year ended December 31, 2017, the Company issued $188,135 (2016 - $400,000) promissory notes and recognized a discount on the promissory notes of $23,461 (2016 - $58,284) and $72,844 (2016 - $5,171) of interest accretion.

On March 31, 2017, the maturity date on the promissory notes was extended to April 1, 2020. The Company treated the change as an extinguishment and reissuance of the notes. The Company recognized a discount on the promissory notes of $94,191 from the extinguishment and reissuance of the notes through equity since the notes are from related parties.

	2017	2016
Opening balance	$347,698	$-

Promissory note issued	188,135	400,000

Discount on promissory note	(23,461)	(58,284)

Gain on extinguishment and reissuance of promissory notes with related parties	(94,191)	-

Extinguishment of promissory notes to related parties	(418,181)	-

Reissuance of promissory notes to related parties	418,181	-

Accrued interest	11,288	811

Interest accretion	72,844	5,171

Closing balance	$502,313	$347,698

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2017 and 2016

8.   Stockholders' deficiency:

The holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company's ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.  The Company's common stock has no par value per common stock.

(a)  Common stock issuances:

Fiscal 2017

In December 2017, two warrant holders exercised their warrants and acquired 121,111 common shares of the Company at CAD$0.55 (approximately $0.43) per share totaling $52,310.

In October 2017, the Company closed a TSX Venture Exchange approved non-brokered private placement financing totaling $45,011. The private placement consisted of 128,600 units priced at $0.35 per unit. Each Unit was comprised of one common share and one share purchase warrant.  Each share purchase warrant is exercisable into one common share of the Company for 12 months following closing.  The exercise price of the warrants is $0.44 per share for the first six months following closing and $0.52 per share for the period which is 7-12 months following closing.

In September 30, 2017, the Company closed a TSX Venture Exchange approved non-brokered private placement financing totaling $1,010,763. The private placement consisted of 2,887,895 units priced at $0.35 per unit. Each Unit was comprised of one common share and one share purchase warrant.  Each share purchase warrant is exercisable into one common share of the Company for 12 months following closing.  The exercise price of the warrants is $0.44 per share for the first six months following closing and $0.52 per share for the period which is 7-12 months following closing.

In ended June 2017, the Company closed a TSX Venture Exchange approved non-brokered private placement financing totaling CAD$1.045 million (approximately $790,281). The private placement consisted of 2,323,779 units priced at CAD$0.45 ($0.34) per unit. Each Unit was comprised of one common share and one share purchase warrant.  Each share purchase warrant is exercisable into one common share of the Company for 12 months following closing.  The exercise price of the warrants is CAD$0.55 per share for the first six months following closing and CAD$0.65 per share for the period which is 7-12 months following closing.

The Company incurred issuance costs of $25,816 (2016 - $70,024) from the private placements and warrant exercise.

Fiscal 2016

During the year ended December 31, 2016, the Company had a private placement with two closings for a total of 3,337,934 common shares at CAD$0.60 per share, which raised

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2017 and 2016

8.   Stockholders' deficiency: (Continued)

(a)  Common stock issuances: (Continued)

proceeds of $1,562,479 (CAD$2,002,760). The Company incurred issuance costs of $33,876.

On October 11, 2016, the Company closed its rights issue raising $80,949 (CAD$107,168) from the issuance of 172,681 common shares at an average price of CAD$0.626 per share. The Company incurred issuance costs of $36,148.

Fiscal 2018

Subsequent to the year ended December 31, 2017, a warrant holder exercised their warrant for 15,000 shares at $0.44 per share raising a total of $6,600.

Subsequent to the year ended December 31, 2017, the Company closed a TSX Venture Exchange approved private placement financing totaling $2,551,500. The private placement consisted of 7,290,000 shares priced at $0.35 per share. Pursuant to the private placement the Company shall pay a commission of $253,750.

(b)  Warrants

A summary of warrant activity for the warranty for the years ended December 31, 2017 and 2016 are as follows:

	Number of options	Exercise price	Expiry date
Outstanding, December 31, 2016 and 2015	-	$-

Granted	2,323,779	0.43 - 0.49	June 15, 2018
Granted	2,887,895	0.44 - 0.52	September 28, 2018
Granted	128,600	0.44 - 0.52	October 26, 2018
Exercised	(121,111)	(0.43)	June 15, 2018

Outstanding December 31, 2017	5,219,163	0.48

(c)  Stock option plans:

2015 stock option plan

In the year ended December 31, 2015, the shareholders approved the 2015 stock option plan and the 1999, 2001 and the 2005 plans were discontinued. The 2015 stock option plan is intended to provide incentive to employees, directors, advisors and consultants of the Company to encourage proprietary interest in the Company, to encourage such employees to remain in the employ of the Company or such directors, advisors and consultants to remain in the service of the Company, and to attract new employees, directors, advisors and consultants with outstanding qualifications. The maximum number of shares issuable under the Plan shall not exceed 10% of the number of Shares of the Company issued and outstanding as of each Award Date unless shareholder approval is obtained in advance in accordance unless shareholder approval is obtained in advance in accordance. The Board of Directors determines the terms of the options

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2017 and 2016

8.   Stockholders' deficiency: (Continued)

(c)  Stock option plans: (Continued)

granted, including the number of options granted, the exercise price and their vesting schedule. The maximum term possible is 10 years. Under the 2015 plan we have reserved 10% of the number of Shares of the Company issued and outstanding as of each Award Date.

During the year ended December 31, 2017, the Company granted 725,000 (2016 - 1,010,000) options with an exercise price of CAD$0.54 (approximately $0.42) (2016 - CAD$0.54, approximately $0.42) per share, expiring November 8, 2022 (2016 - December 20, 2021). As at December 31, 2017, there were a total of 1,605,000 stock options (2016 - 1,010,000) outstanding. During the year ended December 31, 2017, there were nil options exercised (2016 - nil) and 130,000 options expired unexercised (2016 - nil).

Of the options outstanding at December 31, 2017, a total of 1,230,000 (2016 -1,010,000) were fully vested and a total of 375,000 (2016 - nil) were issued where 10% vests at the grant date, 15% one year following the grant date and 2% per month starting 13 months after the grant date. A total of 1,267,500 (2016 - 1,010,000) of these common stock purchase options had vested at December 31, 2017.

A summary of stock option activity for the stock option plans for the years ended December 31, 2017 and 2016 are as follows:

	Number of options	Weighted average exercise price
Outstanding, December 31, 2015	-	$-

Granted	1,010,000	0.42
Exercised	-	-

Outstanding, December 31, 2016	1,010,000	0.42

Granted	725,000	0.42
Exercised	-	-
Cancelled	(130,000)	(0.42)

Outstanding December 31, 2017	1,605,000	$0.42

The aggregate intrinsic value for options as of December 31, 2017 was $nil (2016 - $nil).

The following table summarizes information concerning outstanding and exercisable stock options at December 31, 2017:

Range of exercise prices per share	Number outstanding	Number exercisable	Expiry date
$0.42	880,000	880,000	December 20, 2021
0.42	725,000	387,500	November 8, 2022
	1,605,000	1,267,500

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2017 and 2016

8.   Stockholders' deficiency: (Continued)

(c)  Stock option plans: (Continued)

The Company recorded stock-based compensation of $43,212 on the 725,000 options granted and vested (2016 - $257,293) and as per the Black-Scholes option-pricing model with a weighted average fair value per option of $0.13 (2016 - $0.34).

Subsequent to the year ended December 31, 2017, 40,000 options were cancelled unexercised.

(d) Escrow shares

In conjunction with the Listing Application for the TSX-V listing, the Company's major shareholders were required to place 33,909,104 common shares of the Company in escrow under the terms of a TSX-V Tier 1 issuer. The escrow shares were released in thirty three percent (33%) tranches on the dates that were six, twelve and eighteen months after the listing date (July 2, 2015).

The Escrow Shares were released as follows:

Number of shares

Balance December 31, 2015	22,606,069

Released in 2016	(22,606,069)

Balance December 31, 2016	-

9.   Commitments:

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

Minimum lease payments under these operating leases are approximately as follows:

2018	$1,478
2019	-

The Company paid rent expense totaling $19,018 for the year ended December 31, 2017 (2016 - $26,152).

The Company has a management consulting agreement with T.M. Williams (Row), Inc., an Anguilla incorporated company, and Mr. T. M. Williams. During the year ended December 31, 2014, the Company amended a previous agreement with Mr. T. M. Williams to provide for

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2017 and 2016

9.   Commitments: (Continued)

a consultancy payment of 2.5% of the monthly social bingo business with a minimum of $11,000 and a maximum of $25,000 per month.

During the year ended December 31, 2014, the Company entered into an agreement with Jayska Consulting Ltd. and Mr. J. M. Williams, Chief Executive Officer of the Company for the provision of services of Mr. J. M. Williams as Chief Executive Officer of the Company. The Consulting agreement provides for a consultancy payment of GBP5,000 Sterling per month. In addition, during the year ended December 31, 2014, the Company entered into an agreement with LVA Media Inc. and Mr. J. M. Williams, for the provision of services of Mr. J. M. Williams as Chief Executive Officer of the Company. The Consulting agreement provides for a consultancy payment of 2.5% of the monthly social bingo business with a minimum of $7,500 and a maximum of $25,000 per month.

As at December 31, 2017, the Company had a number of renewable license commitments with large brands, including, Garfield, Moomins, Mr Men and Little Miss, Mr. Bean, Peter Rabbit and the Winx club. These agreements have commitments to pay royalties on the revenue from the licenses subject to the following  minimum guarantee payments:

2018	$31,418
2019	30,585
2020	3,000

The Company expensed the minimum guarantee payments over the life of the agreement and recognized license expense of $12,888 (2016 - $499) for the year ended December 31, 2017.

10.  Income taxes:

The Company is domiciled in the tax-free jurisdiction of Anguilla, British West Indies. The computed benefit / expense differed from the amounts computed by applying the United States of America federal income tax rate of 34% and various other rates for other jurisdictions to the pretax income / losses from operations as a result of the following:

	2017	2016
Computed "expected" tax benefit (expense)	$592,264	$1,072,702
Reduction in income taxes resulting from income taxes in other tax jurisdictions	(494,697)	(1,072,270)
Other	(30)	(35)
Change in taxation rates in other jurisdictions	-	-
Change in exchange rates	21,016	1,190
Change in valuation allowance	(87,792)	(2,881)
	$30,761	$(1,294)

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2017 and 2016

10.  Income taxes: (Continued)

The Tax Cuts and Jobs Act ("Tax Act") was signed into law on December 22, 2017. Included as part of the law, was a permanent reduction in the federal corporate income tax rate from 34% to 21% effective January 1, 2018.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2017 and 2016 are presented below:

	2017	2016
Deferred tax assets:
Net operating loss carry forwards	$102,809	$15,017

Valuation Allowance	(102,809)	(15,017)
	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2017 and 2016, was $102,809 and $15,017, respectively.  The net change in the total valuation allowance was an increase of $87,792 for the year ended December 31, 2017, and a decrease of $2,881 for the year ended December 31, 2016.

As at December 31, 2017, the Company had $207,497 of non-capital losses expiring through December 31, 2017.

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

During the year ended December 31, 2017, Shoal Media (Canada) Inc., a subsidiary of Shoal Games Ltd., received the British Columbia Interactive Digital Media Tax Credit of CAD$39,919 ($30,761) for the year ended December 31, 2016 from the British Columbia Provincial Government. The Company recognized this tax credit as a recovery of income tax expense on the statement of operations upon receipt of funds.

11. Related party transactions:

The Company has a liability of $33,000 (2016 - $nil) to a company owned by a current director and officer of the Company for payment of consulting fees of $132,000 (2016 - $132,000) by the current director and officer of the Company.

The Company has a liability of $97 (2016 - $nil) to a current director and officer of the Company for expenses incurred.

The Company has a liability of $3,982 (2016 - $2) to a current director and officer of the Company for expenses incurred.

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2017 and 2016

11. Related party transactions: (Continued)

The Company has a liability of $nil (2016 - $nil) to a company owned by a current director and officer of the Company for payment of consulting fees of $77,310 (2016 - $81,285) by the current director and officer of the Company.

The Company has a liability of $nil (2016 - $nil) to a company owned by a current director and officer of the Company for payment of consulting fees of $90,000 (2016 - $90,000) by the current director and officer of the Company.

The Company has a liability of $nil (2016 - $2) to a company owned by a previous director of the Company for payment of consulting fees of $nil (2016 - $8,378) by the previous director of the Company.

The Company has a liability of $1,000 (2016 - $500), to independent directors of the Company for payment of consulting fees. During the year ended December 31, 2017, the Company paid $5,500 (2016 - $6,000) to the independent directors in director fees.

The Company has a liability of $6,106 (2016 - $4,852), to an officer of the Company for payment of consulting fees and expenses incurred of $93,078 (2016 - $63,655) by the officer of the Company.

The Company has promissory notes totaling $600,235 (2016 - $400,811), including interest, from shareholders holding more than 10% of the Company. The interest on the notes are 2% per annum, calculated and compounded annually and accrued.

During the year ended December 31, 2017, the directors and shareholders holding more than 10% of the Company's shares subscribed for 1,200,000 units totaling CAD$540,000 ($408,102) in the private placement.

During the year ended December 31, 2017, the Company granted 125,000 (2016 - 500,000) options with an exercise price of CAD$0.54 (approximately $0.42) for both fiscal 2017 and fiscal 2016 per share to related parties. The Company expensed $13,110 (2016 - $127,373) in stock-based compensation for these options granted to related parties.

The Company has a receivable of $2,630 (2016 - $nil) from a company of which a current director of the Company is a director.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2017 and 2016

12. Segmented information:

The Company operates in one reportable business segment, the sale of in-app purchases on Trophy Bingo and Garfield's Bingo.

The Company had the following revenue by geographical region.

	2017	2016
Total revenue from continuing operations
Western Europe	$10,940	$33,239
Central, Eastern and Southern Europe	486	118
Nordics	875	1,355
North America	63,155	220,088
Other	18,019	24,121
Total revenue	$93,475	$278,921

Equipment

The Company's equipment is located as follows:

Net Book Value	2017	2016

Anguilla	$552	$828
Canada	8,353	8,097
United Kingdom	815	1,223
	$9,720	$10,148

13. Concentrations:

      Major customers

During the year ended December 31, 2017 and 2016, the Company sold subscriptions on its site Rooplay and sold in-app purchases on its social bingo sites, Trophy Bingo and Garfield's Bingo and Rooplay Originals. There was no single player who had purchased more than 10% of the Rooplay, Trophy Bingo and Garfield's Bingo revenue. The Company is reliant on the Google App, iOS App and Amazon App Stores to provide a platform for Rooplay, Trophy Bingo and Garfield's Bingo to be played thereon.

During the year ended December 31, 2017 and 2016, the Company offered limited advertising. The Company is reliant on one sales customer who provides the advertising revenue.

14. Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions.  At December 31, 2017, the Company had total cash balances of $478,397 (2016 - $60,190) at financial institutions, where $336,756 (2016 - $nil) is in excess of federally insured limits.

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2017 and 2016

14. Concentrations of credit risk: (Continued)

The Company has concentrations of credit risk with respect to accounts receivable, the majority of its accounts receivable are concentrated geographically in the United States amongst a small number of customers.

As of December 31, 2017, the Company had three customers, totaling $9,066 who accounted for greater than 10% of the total accounts receivable. As of December 31, 2016, the Company had four customers, totaling $13,300 who accounted for greater than 10% of the total accounts receivable.

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

There have not been any changes in accountants for the years ended December 31, 2017 and 2016.

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

Our management evaluated of the effectiveness of the Company's design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(f), based on the framework set forth in the Internal Control-Integrated Framework (1992) issued by the by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, we believe that, as of December 31, 2017, the Company's internal control over financial reporting is effective under the COSO framework.

(c)        Changes in internal controls.

There were no significant changes in our internal controls or other factors that could significantly affect our internal controls during the year ended December 31, 2017, and to the date of filing this annual report.

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers as at December 31, 2017, are as follows:

Name	Age	Position	Audit Committee	Governance Committee	Compensation Committee
T. M. Williams	77	Executive Chairman	X		X
J. M. Williams	42	Chief Executive Officer	X	X
F. Curtis	53	Non Executive Director	X	X*	X*
W. Moore	50	Non Executive Director	X*	X	X
H. W. Bromley	47	Chief Financial Officer

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

Mr. W. G. Moore has served as director since November 7, 2016. He brings 28 years experience in sector leading entertainment businesses to Shoal Games Ltd. He has a track record in corporate strategy, corporate finance, investor relations, business model innovation and leading complex multi-stakeholder projects. After a decade leading global projects for Virgin EMI and Polygram he spent 16 years as a media and entertainment management consultant including leading an international management consultancy.  Will holds a 1st class MBA from Henley Business School with a distinction for his thesis on 'business model innovation in technology start-ups'. He is Chief

Executive Officer of 50cc Games Ltd. & Nodding Frog Limited and Non-Exec Director to a small portfolio of technology businesses.

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

BOARD OF DIRECTORS MEETINGS

Our Board of Directors met, in person or by phone, four times during the last fiscal year and it regularly approves all material actions required by consent resolutions.

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

DIRECTOR COMPENSATION

The Non Executive Directors receive a cash compensation for their services as members of the Board of Directors based on a compensation per meeting. During the year ended December 31, 2017, the Non Executive Directors collectively received compensation of $5,500 (Fiscal 2016 - $6,000). The Executive directors currently do not receive cash compensation for their services as members of the Board of Directors. In addition, both the Non Executive and the Executive Directors are reimbursed for expenses in connection with attendance at Board of Directors meetings and specific business meetings.  Directors are eligible to participate in our stock option plans. Option grants to directors are at the discretion of the Board of Directors acting upon the recommendation of the Compensation committee.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table describes the compensation we paid to our Chief Executive Officer and directors (the "Named Executive Officer").

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-term Compensation
Name and Principal Position	Year	Fees	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options /	All Other Compensation
		$	$	$	$	SARs (#)	$
T.M. Williams -	2017	132,000	-	-	-	25,000	-
Executive	2016	132,000	-	-	-	100,000	-
Chairman (1)	2015	132,000	-	-	-	-	-
J. M. Williams	2017	167,310	-	-	-	25,000	-
CEO (2)	2016	171,285	-	-	-	100,000	-
	2015	181,734	-	-	-	-	-
H. W. Bromley	2017	93,078	-	-	-	25,000	-
CFO (3)	2016	63,655	-	-	-	100,000	-
	2015	62,719	-	-	-	-	-

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

OPTION GRANTS IN THE LAST FISCAL YEAR

During the year ended December 31, 2017, the Company granted 725,000 options (2016 - 1,010,000) with an exercised price of CAD$0.54 (approximately US$0.42) per share.

During the year ended December 31, 2017, nil (2016 - nil) options were exercised. During the year ended December 31, 2017, 130,000 (2016 - nil) options were cancelled.

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

During the year ended December 31, 2014, the Company entered into an agreement with Jayska Consulting Ltd. and Mr. J. M. Williams, Chief Executive Officer of the Company for the provision of services of Mr. J. M. Williams as Marketing director of the Company. The Consulting agreement provides for a consultancy payment of GBP5,000 Sterling per month payable in arrears. In addition, during the year ended December 31, 2014, the Company entered into an agreement with LVA Media Inc. and Mr. J. M. Williams, for the provision of services of Mr. J. M. Williams as Chief Executive Officer of Shoal Games Ltd.  The Consulting agreement provides for a consultancy payment equaling of 2.5% of the monthly social bingo business with a minimum of $7,500 and a maximum of $25,000 per month.

During the year ended December 31, 2012, the Company entered into a management consulting agreement with Bromley Accounting Services Limited for the services of Mr. H. W. Bromley as the Chief Financial Officer.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of March 20, 2018, by:

-     each person known by us to beneficially own 5% or more of our outstanding common stock;

-     each of our directors;

-     each of the Named Executive Officers; and

-     all of our directors and Named Executive Officers as a group.

In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or direct the disposition of such security. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or debentures held by that person that are currently exercisable or convertible or exercisable or convertible within 60 days of March 20, 2018, are deemed outstanding.

Percentage of beneficial ownership is based upon 72,474,703 shares of common stock outstanding at March 20, 2018. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
T. M. Williams Suite 4501 1011 West Cordova Street Vancouver, BC V6C 0B2 Canada	17,273,281	(1)	21.79%

J. M. Williams Flat 16 Bridgewater square London, EC2Y 8AG United Kingdom	633,200	(2)	0.80%

F. Curtis Ard Na Mara, Box 1127 Anguilla, B.W. I.	175,000	(3)	0.22%

W. G. Moore Clare Hall Clare, Nr Sudbury Suffolk CO10 8PJ United Kingdom	125,000	(4)	0.16%

H. W. Bromley 3851 Edgemont Boulevard North Vancouver BC, V7R 2P9 Canada	500,000	(5)	0.63%

All directors and Named Executive Officers as a group (5 persons)	18,706,481		23.60%

Pendinas Limited Ballacarrick, Pooilvaaish Road Castletown, IM9 4PJ Isle of Man	27,887,999	(6)	35.18%

Wydler Global Equity Fund Claridenstrasse 20 Zurich, 8002 Switzertland	7,200,000	(7)	9.08%

(1)  Includes 16,948,281 shares held directly by Mr. T. M. Williams and 125,000 shares of common stock that may be issued upon the exercise of 125,000 stock purchase options with an exercise price of CAD$0.54 (approximately US$0.42) per share and 200,000 shares of common stock that may be issued upon the exercise of 200,000 warrants with an exercise price of CAD$0.65 (approximately US$0.52) per share warrants.

(2)  Includes, 308,200 shares held directly by Mr. J. M. Williams and 125,000 shares of common stock that may be issued upon the exercise of 125,000 stock purchase options with an exercise price of CAD$0.54 (approximately US$0.42) per share and 100,000 shares of common stock that may be issued upon the exercise of 100,000 warrants with an exercise price of CAD$0.65 (approximately US$0.52) per share warrant.

(3)  Includes 50,000 shares held directly by Ms. F. Curtis and 125,000 shares of common stock that may be issued upon the exercise of 125,000 stock purchase options with an exercise price of CAD$0.54 (approximately US$0.42) per share.

(4)  Includes125,000 shares of common stock that may be issued upon the exercise of 125,000 stock purchase options with an exercise price of CAD$0.54 (approximately US$0.42) per share.

(5)  Includes, 375,000 shares held directly by Mr. H. W. Bromley and 125,000 shares of common stock that may be issued upon the exercise of 125,000 stock purchase options with an exercise price of CAD$0.54 (approximately US$0.42) per share.

(6)  Includes 26,987,999 shares and 900,000 shares of common stock that may be issued upon the exercise of 900,000 warrants with an exercise price of CAD$0.65 (approximately US$0.52) per share warrant, held directly by Pendinas Ltd., a company wholly owned by Mr. G. R. Williams. Mr. G. R. Williams is not related to Mr. T. M. Williams nor Mr. J. M. Williams.

(7)  Includes 7,200,000 shares held directly by Wydler Global Equity Fund.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has a liability of $33,000 (2016 - $nil) to a company owned by a current director and officer of the Company for payment of consulting fees of $132,000 (2016 - $132,000) by the current director and officer of the Company.

The Company has a liability of $97 (2016 - $nil) to a current director and officer of the Company for expenses incurred.

The Company has a liability of $3,982 (2016 - $2) to a current director and officer of the Company for expenses incurred.

The Company has a liability of $nil (2016 - $nil) to a company owned by a current director and officer of the Company for payment of consulting fees of $77,310 (2016 - $81,285) by the current director and officer of the Company.

The Company has a liability of $nil (2016 - $nil) to a company owned by a current director and officer of the Company for payment of consulting fees of $90,000 (2016 - $90,000) by the current director and officer of the Company.

The Company has a liability of $nil (2016 - $2) to a company owned by a previous director of the Company for payment of consulting fees of $nil (2016 - $8,378) by the previous director of the Company.

The Company has a liability of $1,000 (2016 - $500), to independent directors of the Company for payment of consulting fees. During the year ended December 31, 2017, the Company paid $5,500 (2016 - $6,000) to the independent directors in director fees.

The Company has a liability of $6,106 (2016 - $4,852), to an officer of the Company for payment of consulting fees and expenses incurred of $93,078 (2016 - $63,655) by the officer of the Company.

The Company has promissory notes totaling $600,235 (2016 - $400,811), including interest, from shareholders holding more than 10% of the Company. The interest on the notes are 2% per annum, calculated and compounded annually and accrued.

During the year ended December 31, 2017, the directors and shareholders holding more than 10% of the Company's shares subscribed for 1,200,000 units totaling CAD$540,000 ($408,102) in the private placement.

During the year ended December 31, 2017, the Company granted 125,000 (2016 - 500,000) options with an exercise price of CAD$0.54 (approximately $0.42) for both fiscal 2017 and fiscal 2016 per share to related parties. The Company expensed $13,110 (2016 - $127,373) in stock-based compensation for these options granted to related parties.

The Company has a receivable of $2,630 (2016 - $nil) from a company of which a current director of the Company is a director.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended December 31, 2017, the Company incurred fees of $39,115 (2016 - $51,000) from the principal accountant during fiscal 2017 -  Davidson & Company LLP, $39,115 of these fees related to audit fees (2016 - $51,000).

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

Date:    March 20, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By:       /s/ J. M. Williams                      Chief Executive Officer             March 20, 2018

J. M. Williams

By:       /s/ H. W. Bromley                     Chief Financial Officer              March 20, 2018

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

(c)   Evaluated the effectiveness of Shoal Games Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of December 31, 2017, covered by this annual report based on such evaluation; and

(d)   Disclosed in this report any change Shoal Games Ltd.'s internal control over financial reporting that occurred during Shoal Games Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Shoal Games Ltd.'s internal control over financial reporting; and

5.  Shoal Games Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Shoal Games Ltd.'s auditors and the audit committee of Shoal Games Ltd.'s  board of directors (or persons performing the equivalent functions):

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

Signed :            /s/ J. M. Williams                                                                      Date : March 20, 2018, 2018

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

(c)   Evaluated the effectiveness of Shoal Games Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of December 31, 2017, covered by this annual report based on such evaluation; and

(d)   Disclosed in this report any change Shoal Games Ltd.'s internal control over financial reporting that occurred during Shoal Games Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Shoal Games Ltd.'s internal control over financial reporting; and

5.  Shoal Games Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Shoal Games Ltd.'s auditors and the audit committee of Shoal Games Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed : /s/ H. W. Bromley                                                                   Date : March 20, 2018

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Shoal Games Ltd. (the "Company") on Form 10-K for the period ended December 31, 2017, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        March 20, 2018

A signed original of this written statement required by Section 906 has been provided to Shoal Games Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Shoal Games Ltd. (the "Company") on Form 10-K for the period ended December 31, 2017, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        March 20, 2018

A signed original of this written statement required by Section 906 has been provided to Shoal Games Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT LIST

The following instruments are included as exhibits to this Report.  Exhibits incorporated by reference are so indicated.

Exhibit Number	Description
4.4	Convertible Debenture between the Company and unrelated parties dated July 2, 2002. (b)
4.5	Common Stock Purchase Warrant between the Company and unrelated parties dated July 2, 2002. (b)
10.2	Asset Purchase Agreement by and between Bingo, Inc. and Progressive Lumber, Corp. dated January 18, 1999. (a)
10.24	Amended Consulting Agreement dated February 28, 2002, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (c)
10.29	Amendment of Asset Purchase Agreement dated July 1, 2002. (d)
10.32	Code of Business Conduct and Ethics dated December 22, 2006. (e)
10.33	Amended Consulting Agreement dated June 16, 2010, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (f)
10.36	The Marketing Service Agreement between the Bingo.com, Ltd. wholly owned subsidiary, Coral Reef Marketing Inc. and with Unibet International Limited dated March 19, 2010. (g)
10.37	Amended Consulting Agreement dated August 1, 2013, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (h)
10.38	Consulting Agreement dated January 1, 2014, between the Company, Jayska Consulting Ltd., and J.M. Williams. (h)
10.39	Consulting Agreement dated January 1, 2014, between the Company, LVA Media Inc., and J.M. Williams. (h)
10.40	Consulting Agreement dated October 1, 2013, between the Company, Devereux Management Ltd., and C. M. Devereux. (h)
10.41	Consulting Agreement dated January 1, 2014, between the Company, Bromley Accounting Services Limited, and H. W. Bromley. (h)
31.1	Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 20, 2018.
31.2	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 20, 2018.
32.1	Certification from the Chief Executive Officer of Shoal Games Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 20, 2018.
32.2	Certification from the Chief Financial Officer of Shoal Games Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 20, 2018.

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