Form 10-Q
period 2018-03-31
SHOAL GAMES LTD.
filed 2018-05-15
CIK 1318482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer's common stock, no par value per share, was 72,474,703 as of May 15, 2018.

SHOAL GAMES LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2018

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Consolidated Balance Sheets

(Unaudited)

As at	March 31, 2018	December 31, 2017

Assets
Current assets:
Cash	$2,102,630	$478,397
Accounts receivable less allowance for doubtful accounts $nil (December 31, 2017 - $27,666) (Note 3)	19,563	15,022
Prepaid expenses	80,338	54,714
Total Current Assets	2,202,531	548,133

Equipment, net	13,728	9,720

Deferred tax asset, less valuation allowance of $161,576 (December 31, 2017 - $102,809) (Note 8)	-	-

Total Assets	$2,216,259	$557,853

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
Accounts payable	$54,041	$30,111
Accrued liabilities	103,865	84,081
Accounts payable and accrued liabilities - related party (Note 9)	13,899	44,185
Derivative liability - warrants (Note 2g and 6)	215,687	44,572
Total Current Liabilities	387,492	202,949

Promissory notes (Note 5)	521,109	502,313

Total Liabilities	908,601	705,262

Commitments (Note 7)

Stockholders' Equity (Deficiency) (Note 6):
Common stock, no par value, unlimited shares authorized, 72,474,703 shares issued and outstanding (December 31, 2017 - 65,169,703)	25,423,835	23,133,400
Accumulated deficit	(24,140,757)	(23,305,389)
Accumulated other comprehensive income: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity (Deficiency)	1,307,658	(147,409)

Total Liabilities and Stockholders' Equity (Deficiency)	$2,216,259	$557,853

See accompanying notes to the consolidated financial statements.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Operations and Comprehensive Loss

For Periods Ended March 31, 2018 and 2017

(Unaudited)

	2018	2017

Total revenue	$24,351	$33,259

Cost of sales:	-	-
Total cost of sales	-	-

Gross profit (loss)	24,351	33,259

Operating expenses:
Depreciation and amortization	1,089	817
Directors fees	1,500	1,000
General and administrative	83,708	50,599
Promissory note accretion interest (Note 5)	18,796	18,042
Salaries, wages, consultants and benefits	161,422	101,593
Selling and marketing	157,184	29,601
Stock-based compensation (Note 6)	3,693	-
Games development (Note 4)	270,619	214,495
Total operating expenses	698,011	416,147

Loss before other income (expense) and income taxes	(673,660)	(382,888)

Other income (expense):
Foreign exchange gain (loss)	9,403	(1,063)
Interest and other income	4	4
Loss on derivative liability - warrants (Note 2g and 6)	(171,115)	-

Loss before income taxes	(835,368)	(383,947)

Income tax expense	-	-
Loss after tax	(835,368)	(383,947)

Other comprehensive income (loss)	-	-

Comprehensive loss	$(835,368)	$(383,947)

Basic and diluted profit (loss) per common share	$(0.01)	$(0.01)

Weighted average common shares outstanding, basic	68,254,870	59,708,318
Weighted average common shares outstanding, diluted	68,254,870	59,708,318

See accompanying notes to the consolidated financial statements.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Stockholders' Equity (Deficiency)

For the period ended March 31, 2018

(Unaudited)

	Common stock			Accumulated Other Comprehensive income
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity (Deficiency)
Balance, December 31, 2017	65,169,703	$23,133,400	($23,305,389)	$ 24,580	($147,409)

Exercise of Warrants	15,000	6,600	-	-	6,600

Private placement	7,290,000	2,551,500	-	-	2,551,500

Share issuance costs	-	(271,358)	-	-	(271,358)

Stock-based compensation	-	3,693	-	-	3,693

Net loss	-	-	(835,368)	-	(835,368)
Balance, March 31, 2018	72,474,703	$25,423,835	$ (24,140,757)	$ 24,580	$1,307,658

See accompanying notes to the consolidated financial statements.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Cash Flows

For the three month periods ended March 31, 2018 and 2017

(Unaudited)

	2018	2017
Cash flows from operating activities:
Net loss	$(835,368)	$(383,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,089	817
Accretion of promissory note	15,895	18,042
Loss on derivative liability - warrants	171,115	-
Promissory note - accrued interest	2,901	-
Stock-based compensation	3,693	-

Changes in operating assets and liabilities:
Accounts receivable	(4,541)	(1,804)
Prepaid expenses	(25,624)	15,549
Security deposits	-	8,067
Accounts payable and accrued liabilities	13,428	126,937
Net cash used in operating activities	(657,412)	(216,339)

Cash flows from investing activities:
Acquisition of equipment	(5,097)	(210)
Net cash used in investing activities	(5,097)	(210)

Cash flows from financing activities:
Private placement, net	2,280,142	-
Promissory note	-	188,135
Warrant exercised	6,600	-
Net cash provided by financing activities	2,286,742	188,135

Change in cash	1,624,233	(28,414)

Cash, beginning of period	478,397	60,190
Cash, end of period	$2,102,630	$31,776

Supplementary information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash financing activity - Extinguishment of promissory notes	$-	$94,191
Non-cash financing activity - Discount on related party loans	$-	$23,461
Non-cash investing activity	$-	$-

See accompanying notes to the consolidated financial statements.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2018 and 2017

(Unaudited)

  1.         Basis of Presentation:

The accompanying unaudited financial statements have been prepared by Shoal Games Ltd. ("the Company") in conformity with accounting principles generally accepted in the United States of America ("US GAAP") applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations.  In the opinion of management, the unaudited interim consolidated financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented.  All adjustments are of a normal recurring nature, except as otherwise noted below.  These unaudited interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2017, included in the Company's Annual Report on Form 10-K, filed March 20, 2018, with the Securities and Exchange Commission.  The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Continuing operations

These unaudited interim consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses from operations for the quarters ended March 31, 2018 and 2017, and has an accumulated deficit of $24,140,757 as at March 31, 2018.  These material uncertainties raise substantial doubt about the Company's ability to continue as a going concern.

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

Three Months ended March 31, 2018 and 2017

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

Significant areas requiring the use of estimates include the collectibility of accounts receivable, the valuation of promissory notes and the estimated market rate of 15%, stock-based compensation, the derivative liability - warrants valuation and the valuation of deferred tax assets.  Actual results may differ significantly from these estimates.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2018 and 2017

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

Three Months ended March 31, 2018 and 2017

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(e)   Software Development Costs: (Continued)

Total software development costs for the development of all three games; Rooplay, Garfield's Bingo and Trophy Bingo, were $6,039,095 as at March 31, 2018 (December 31, 2017 - $5,768,476).

(f)  Stock-based compensation:

The Company recognizes all stock-based compensation as an expense in the financial statements and that such cost be measured at the fair value of the award.

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2018	2017
Expected dividend yield	-	-
Expected stock price volatility	25%	-
Weighted average volatility	25%	-
Risk-free interest rate	1.56%	-
Expected life of options	5 years	-
Forfeiture rate	5%	-

(g)  Derivative liability - warrants

Some of the warrants have an exercise price in Canadian dollars whilst the Company's functional currency is US Dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the warrants have a derivative liability value. This liability value has no effect on the cashflow of the Company and does not represent a cash payment of any kind.

A fair value of the derivative liability of $215,687 has been estimated on the date of the subscription using the Binomial Lattice pricing model. During the quarter ended March 31, 2018, there was a loss on derivative liability - warrants of $171,115 and the derivative liability - warrants value increased to $215,687 with the following assumptions:

	March 31, 2018	December 31, 2017
Average stock price	CAD$0.67	CAD$0.65
Expected dividend yield	-	-
Expected stock price volatility	97.57%	93.74%
Risk-free interest rate	1.09%	1.66%
Expected life of warrants	76 days	0.5 year

The average stock price is calculated on the probability weighted average price of the exercise of the warrants.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2018 and 2017

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(h)   New accounting pronouncements and changes in accounting policy:

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers and issued subsequent amendments to the initial guidance in August 2016, March 2016, April 2016, and May 2016 within ASU 2016-04, ASU 2016-08, ASU 2016-10, ASU 2016-11 and ASU 2016-12, respectively. The guidance in this update supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Codification. Additionally, this update supersedes some cost guidance included in ASC 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of ASC 360, Property, Plant, and Equipment, and intangible assets, within the scope of ASC 350, Intangibles - Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement in this update. The guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The standard was to be effective for the Company as of January 1, 2017, but in August 2016, the FASB delayed the effective date of the new revenue accounting standard to January 1, 2019, and would permit early adoption as of the original effective date. Earlier adoption is not otherwise permitted for public entities. An entity can apply the revenue standard retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings (modified retrospective method). The Company is currently assessing the impact of this update on its consolidated financial statements. The Company adopted ASC 2014-09 as of January 1, 2018 using the modified retrospective method. The new standard will therefore be applied to all contracts not completed as of January 1, 2018.  The adoption of ASC 606 has not had a material impact to its results of operations or cash flows.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), which requires that equity investments, except for those accounted for under the equity method or those that result in consolidation of the investee, be measured at fair value, with subsequent changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. ASU 2016-01 also impacts the presentation and disclosure requirements for financial instruments. ASU 2016-01 is effective for public business

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2018 and 2017

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(h)   New accounting pronouncements and changes in accounting policy: (Continued)

entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted only for certain provisions. The Company adopted ASU 2016-01 as of January 1, 2018 and ASU 2016-01 has not had a material impact on the consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230)". The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU No. 2016-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The Company adopted ASC 2014-09 as of January 1, 2018 and it will have no material impact on the consolidated financial statements.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2018 and 2017

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

In January of 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new standard provides a screen to determine when a set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This standard is effective for annual periods beginning after December 15, 2017 and interim periods within those periods, with early adoption permitted, and should be applied prospectively on or after the effective date. Upon the adoption of ASU 2017-01, it is expected that the majority of the Company's acquisitions will be accounted for as asset acquisitions, whereas under the current guidance the majority of the Company's acquisitions have been accounted for as business combinations. The most significant difference between the two accounting models that will impact the Company's consolidated financial statements is that in an asset acquisition, property acquisition costs are generally a component of the consideration transferred to acquire a group of assets and are capitalized as a component of the cost of the assets, whereas in a business combination, property acquisition costs are expensed and not included as part of the consideration transferred. The Company adopted ASU 2017-01 on January 1, 2018 and the adoption did not have a material impact on the Company's consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.  The new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718.  This pronouncement is effective for annual reporting periods beginning after December 15, 2017 but early adoption is permitted. The Company adopted ASU 2017-09 on January 1, 2018 and the adoption did not have a material impact on the Company's consolidated financial statements because the Company has not had significant modifications of its awards.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2018 and 2017

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(h)   New accounting pronouncements and changes in accounting policy: (Continued)

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 850), the objective of which is to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. In addition, the amendments in this Update make certain targeted improvements to simplify the application and disclosure of the hedge accounting guidance in current general accepted accounting principles.  This pronouncement is effective for public entities for fiscal years beginning after December 15, 2018. Early application is permitted in any period after issuance.  For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the amendments in this Update. The amended presentation and disclosure guidance is required only prospectively. The Company is currently evaluating the impact of adopting this guidance on its financial position, results of operations and liquidity.

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

Three Months ended March 31, 2018 and 2017

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

There have been no other recent accounting standards, or changes in accounting standards, during the quarter ended March 31, 2018, as compared to the recent accounting standards described in the Annual Report, that are of material significance, or have potential material significance, to us.

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

The Company deemed a fair value of the promissory notes by discounting the notes in a manner that reflects the entity's borrowing rate when interest cost is recognized in subsequent periods. The Company applied level 3 inputs by applying an estimated market rate of 15% to the promissory notes. In doing so, the Company used the discounted cash flow approach to value the present value of the notes.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2018 and 2017

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(i)    Financial instruments: (Continued)

(ii)  Foreign currency risk:

The Company operates internationally, which gives rise to the risk that cash flows may be adversely impacted by exchange rate fluctuations.  The Company has not entered into any forward exchange contracts or other derivative instrument to hedge against foreign exchange risk.

3.    Accounts Receivable:

The accounts receivable as at March 31, 2018, is summarized as follows:

	March 31, 2018	December 31, 2017
Accounts receivable	$19,563	$42,688

Provision for doubtful accounts	-	(27,666)

Net accounts receivable	$19,563	$15,022

4. Game development assets:

The Company has developed Trophy Bingo, a social bingo game, which was launched in the year ended December 31, 2014.

During the year ended December 31, 2016, the Company obtained the license to develop Garfield's Bingo. The game was launched in November 2016.

In addition, during the year ended December 31, 2016, the Company obtained the license for Rooplay. The Company commenced development of the Rooplay platform and was initially launched in March 2017, with the full release in November 2017.

During the period ended March 31, 2018, the Company has expensed the development costs of all three products as incurred and has expensed the following development costs for its three products.

	March 31, 2018	March 31, 2017
Opening total game development costs	$5,768,476	$4,935,274

Game development during the period	270,619	214,495
Closing total game development costs	$6,039,095	$5,149,769

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2018 and 2017

(Unaudited)

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

During the quarter ended March 31, 2018, there were no additional promissory notes issued. The Company recognized interest accretion of $15,895.

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

	March 31, 2018	December 31, 2017
Opening balance	$502,313	$347,698

Promissory note issued	-	188,135

Discount on promissory note	-	(23,461)

Gain on extinguishment and reissuance of promissory notes with related parties	-	(94,191)

Extinguishment of promissory notes to related parties	-	(418,181)

Reissuance of promissory notes to related parties	-	418,181

Accrued interest	2,901	11,288

Interest accretion	15,895	72,844

Closing balance	$521,109	$502,313

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2018 and 2017

(Unaudited)

6.    Stockholders' Equity (Deficiency):

The holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company's ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.  The Company's common stock has no par value per common stock.

(a)   Common stock issuances:

During the period ended March 31, 2018, a warrant holder exercised their warrant for 15,000 shares at $0.44 per share raising a total of $6,600.

During the period ended March 31, 2018, the Company closed a TSX Venture Exchange approved private placement financing totaling $2,551,500. The private placement consisted of 7,290,000 shares priced at $0.35 per share. Pursuant to the private placement the Company paid a commission of $253,750 and incurred share issuance expense of $17,608.

(b) Warrants

A summary of warrant activity for the period ended March 31, 2018 are as follows:

	Number of options	Weighted average exercise price
Outstanding, December 31, 2016	-	$-

Granted	2,323,779	0.43 - 0.49
Granted	2,887,895	0.44 - 0.52
Granted	128,600	0.44 - 0.52
Exercised	(121,111)	(0.43)

Outstanding, December 31, 2017	5,219,163	0.48

Granted	-	-
Exercised	(15,000)	(0.44)

Outstanding March 31, 2018	5,204,163	$0.48

The following table summarizes information concerning outstanding and exercisable warrants at March 31, 2018:

Range of exercise prices per share	Number outstanding	Expiry date
$0.49	2,202,668	June 15, 2018
0.52	2,872,895	September 28, 2018
0.44 - 0.52	128,600	October 26, 2018
	5,204,163

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2018 and 2017

(Unaudited)

6.    Stockholders' Equity (Deficiency): (Continued)

c)         Stock option plans:

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

No options were granted or exercised during the period ended March 31, 2018. During the period ended March 31, 2018, 75,000 options were cancelled. Subsequent to the quarter ended March 31, 2018, a further 25,000 options were cancelled.

As at March 31, 2018, there were a total of 1,530,000 stock options (December 31, 2017 - 1,605,000) outstanding. Of the options outstanding at March 31, 2018, a total of 1,205,000 (December 31, 2017 -1,230,000) were fully vested and a total of 325,000 (December 31, 2017 - 375,000) were issued where 10% vests at the grant date, 15% one year following the grant date and 2% per month starting 13 months after the grant date. A total of 1,237,500 (December 31, 2017 - 1,267,500) of these common stock purchase options had vested at March 31, 2018.

A summary of stock option activity for the stock option plans for the periods ended March 31, 2018 is as follows:

	Number of options	Weighted average exercise price
Outstanding, December 31, 2016	1,010,000	0.42

Granted	725,000	0.42
Exercised	-	-
Cancelled	(130,000)	(0.42)

Outstanding December 31, 2017	1,605,000	$0.42

Granted	-	-
Exercised	-	-
Cancelled	75,000	(0.42)

Outstanding March 31, 2018	1,530,000	$0.42

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2018 and 2017

(Unaudited)

6.    Stockholders' Equity (Deficiency): (Continued)

The aggregate intrinsic value for options as at March 31, 2018 was $154,208 (December 31, 2017 - $nil).

The following table summarizes information concerning outstanding and exercisable stock options at March 31, 2018:

Range of exercise prices per share	Number outstanding	Number exercisable	Expiry date
$ 0.42	855,000	855,000	December 20, 2021
0.42	675,000	382,500	November 8, 2022
	1,530,000	1,237,500

7.   Commitments:

The Company leases office facilities in Vancouver, British Columbia, Canada, and The Valley, Anguilla, British West Indies. These office facilities are leased under operating lease agreements. One of the Canadian operating lease expired on December 31, 2016, but unless 30 day notice is given this lease automatically renews on a month to month basis until notice is given. The Anguillan operating lease expired on April 1, 2011 but unless 3 month's notice is given it automatically renews for a future 3 months until notice is given. During the quarter ended March 31, 2018, the Company entered into a second operating lease in Vancouver, Canada. The lease is on a month to month basis until notice is given.

Minimum lease payments under these operating leases are approximately as follows:

2018	$2,360
2019	-

The Company paid rent expense totaling $6,192 for the quarter ended March 31, 2018 (March 31, 2017 - $4,662).

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

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2018 and 2017

(Unaudited)

7.   Commitments: (Continued)

As at March 31, 2018, the Company had a number of renewable license commitments with large brands, including, Garfield, Moomins, Mr Men and Little Miss, Mr. Bean, Peter Rabbit and the Winx club. These agreements have commitments to pay royalties on the revenue from the licenses subject to the following minimum guarantee payments:

2018	$26,903
2019	31,070
2020	3,000

The Company expensed the minimum guarantee payments over the life of the agreement and recognized license expense of $5,285 (March 31, 2017 - $1,932) for the period ended March 31, 2018.

8.   Income Taxes:

Shoal Games Ltd. is domiciled in the tax-free jurisdiction of Anguilla, British West Indies. However certain of the Company's subsidiaries incur income taxation.

The Tax Cuts and Jobs Act ("Tax Act") was signed into law on December 22, 2017. Included as part of the law, was a permanent reduction in the U.S. federal corporate income tax rate from 34% to 21% effective January 1, 2018.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2018, and December 31, 2017, are presented below:

	March 31, 2018	December 31, 2017
Deferred tax assets:
Net operating loss carry forwards	$161,576	$102,809

Valuation Allowance	(161,576)	(102,809)
	$-	$-

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

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2018 and 2017

(Unaudited)

9.    Related Party Transactions:

The Company has a liability of $nil (December 31, 2017 - $33,000) to a company owned by a current director and officer of the Company for payment of services rendered of $33,000 (March 31, 2017 - $33,000) by the current director and officer of the Company.

The Company has a liability of $94 (December 31, 2017 - $97) to a current director and officer of the Company for expenses incurred.

The Company has a liability of $941 (December 31, 2017 - $3,982) to a current director and officer of the Company for expenses incurred.

The Company has a liability of $nil (December 31, 2017 - $nil) to a company owned by a current director and officer of the Company for payment of services rendered of $20,874 (March 31, 2017 - $18,581) by the current director and officer of the Company.

The Company has a liability of $nil (December 31, 2017 - $nil) to a company owned by a current director and officer of the Company for payment of services rendered of $22,500 (March 31, 2017 - $22,500) by the current director and officer of the Company.

The Company has a liability of $2,500 (December 31, 2017 - $1,000), to independent directors of the Company for payment of services rendered. During the quarter ended March 31, 2018, the Company accrued $1,500 (March 31, 2017 - $1,000) to the independent directors in director fees.

The Company has a liability of $10,364 (December 31, 2017 - $6,106), to an officer of the Company for payment of services rendered and expenses incurred of $30,003 (March 31, 2017 - $22,107) by the officer of the Company.

The Company has promissory notes totaling $603,135 (December 31, 2017, $600,235), including interest, from shareholders holding more than 10% of the Company. The interest on the notes are 2% per annum, calculated and compounded annually and paid annually.

The Company has a receivable of $2,561 (December 31, 2017 - $2,630) from a company of which a current director of the Company is a director.

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

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2018 and 2017

(Unaudited)

10. Segmented information: (Continued)

The Company had the following revenue by geographical region.

	Three Months ended March 31, 2018	Three Months ended March 31, 2017
Total revenue
Western Europe	$4,036	$3,373
Central, Eastern and Southern Europe	288	44
Nordics	268	178
North America	14,753	24,043
Other	5,006	5,621
Total revenue	$24,351	$33,259

Equipment

The Company's equipment is located as follows:

Net Book Value	March 31, 2018	December 31, 2017

Anguilla	$506	$552
Canada	12,475	8,353
United Kingdom	747	815
	$13,728	$9,720

11.       Concentrations

Major customers

During the quarter ended March 31, 2018 and 2017, the Company sold subscriptions on its site Rooplay and sold in-app purchases on its social bingo sites, Trophy Bingo and Garfield's Bingo and Rooplay Originals. There was no single player who had purchased more than 10% of the Rooplay, Trophy Bingo and Garfield's Bingo revenue. The Company is reliant on the Google App, iOS App and Amazon App Stores to provide a platform for Rooplay, Trophy Bingo and Garfield's Bingo to be played thereon.

During the quarter ended March 31, 2018 and 2017, the Company offered limited advertising. The Company is reliant on one sales customer who provides the advertising revenue.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions. At March 31, 2018, the Company had total cash balances of $2,102,630 (December 31, 2017 - $478,397) at financial institutions, where $1,969,517 (December 31, 2017 - $336,756) is in excess of federally insured limits.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2018 and 2017

(Unaudited)

12.  Concentrations of Credit Risk: (Continued)

The Company has concentrations of credit risk with respect to accounts receivable, the majority of its accounts receivable are concentrated geographically in the United States amongst a small number of customers.

As of March 31, 2018, the Company had five customers, totaling $16,905 who accounted for greater than 10% of the total accounts receivable. As of December 31, 2017, the Company had three customers, totaling $9,066 who accounted for greater than 10% of the total accounts receivable.

The Company controls credit risk through monitoring procedures and receiving prepayments of cash for services rendered.  The Company performs credit evaluations of its customers but generally does not require collateral to secure accounts receivable.

ITEM 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis or Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below.  Shoal Games Ltd.'s (the "Company", "we", or "us") actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and the Management Discussion and Analysis or plan of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

FORWARD LOOKING STATEMENTS

All statements contained in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference, as well as statements made in press releases and oral statements that may be made by us or by officers, directors or employees acting on our behalf, that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Readers should consider statements that include the terms "believe," "belief," "expect," "plan," "anticipate," "intend" or the like to be uncertain and forward-looking. In addition, all statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin, anticipated expense levels and liquidity and capital resources, constitute forward-looking statements. Particular attention should be paid to the facts of our limited operating history, the unpredictability of our future revenues, our need for and the availability of capital resources, the evolving nature of our business model, and the risks associated with systems development, management of growth and business expansion.  Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear.  Readers should consider the risks more fully described in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (the "SEC") and should not place undue reliance on any forward-looking statements.

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

Total software development costs for the development of all three games; Rooplay, Garfield's Bingo and Trophy Bingo, were $6,039,095 as at March 31, 2018 (December 31, 2017 - $5,768,476).

RESULTS OF OPERATIONS

            Revenue

Total revenue, net of platform fees to Apple, Google and Amazon, for the quarter ended March 31, 2018, decreased to $24,351, a decrease from revenue of $33,259 for first quarter of 2017 and an increase of 31% from revenue of $18,587, in the fourth quarter of 2017. The decrease in total revenue compared to the first quarter of fiscal 2017, is due to lower marketing spend whilst the Company completed the development of Rooplay. The increase compared to the fourth quarter of fiscal 2017 is due to an increase in the number of subscribers to Rooplay.

            Sales and marketing expenses

Sales and marketing expenses were $157,184 for the quarter ended March 31, 2018, an increase over expenses of $29,601 in the first quarter of fiscal 2017 and an increase of 68% from sales and marketing expenses of $93,327 in the fourth quarter of fiscal 2017. This increase in sales and marketing expenses in the quarter ended March 31, 2018, compared to the first and fourth quarters of fiscal 2017 was due to a larger marketing campaign for player acquisitions to promote Rooplay. Selling and marketing expenses principally include publishing services and user acquisition costs to acquire players.

We expect to incur increased sales and marketing expenses to bring new players to Rooplay and our bingo games now that all three products are commercially viable.   There can be no assurances that these expenditures will result in increased traffic or significant additional revenue.

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our office, legal and professional fees, and other general corporate and office expenses. General and administrative expenses increased to $83,708 for the quarter ended March 31, 2018, an increase of 65% from costs of $50,599 for the first quarter of fiscal 2017 and an increase of 119% from costs of $38,246 in the fourth quarter of 2017. The increase in general and administrative expenses compared to the first and fourth quarter of fiscal 2017, is due to the legal expenses and filing fees incurred in preparing the private placement.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants and benefits increased to $161,422 for the quarter ended March 31, 2018, an increase of 59% compared to salaries, wages, consultants and benefits of $101,593 in the first quarter of 2017 and an increase of 33%, over salaries, wages, consultants and benefits of $121,589 in the fourth quarter of 2017. This increase compared to the first and fourth quarter of fiscal 2017, is due to higher consulting charges incurred for financing and marketing of the Company.

Depreciation and amortization

Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years. Depreciation and amortization increased to $1,089 during the quarter ended March 31, 2018, an increase of 33% over costs of $817 during the same quarter in the prior year and a decrease of 25% over costs of $1,453 in the fourth quarter of 2017. This increase in depreciation and amortization compared to the first quarter of fiscal 2017 is due to acquisitions of equipment. The decrease in depreciation and amortization compared to the fourth quarter of fiscal 2017 is due to the disposal of obsolete equipment in the fourth quarter of fiscal 2017.

Game development and amortization

The Company does not capitalize its development costs. The Company expensed $270,619 in development costs during the quarter ended March 31, 2018, an increase of 26% in development costs compared to development costs of $214,495 expensed during the first quarter of fiscal 2017 and an increase of 19% in development costs of $227,297 expensed during the fourth quarter of 2017. The increase compared to the first and fourth quarters of fiscal 2017 is due to higher development expenses incurred in the development of Rooplay Originals.

Stock-based compensation expense

During the quarter ended March 31, 2018, the Company incurred non-cash stock compensation expenses of $3,693 from the issuance of vesting stock options in fiscal 2017. This is a decrease compared to stock compensation of $43,212 in the fourth quarter of fiscal 2017.  This decrease is due to fully vested stock options granted in the fourth quarter of fiscal 2017.  The options are issued to consultants and employees as per the Companies 2015 Stock Option Plan.

Derivative liability - Warrants

During the year ended December 31, 2017, the Company closed a TSX Venture Exchange approved non-brokered private placement financing totaling CAD$1.045 million. The private placement consisted of 2,323,779 units priced at CAD$0.45 ($0.34) per unit. Each Unit was comprised of one common share and one share purchase warrant. The warrants have an exercise price in Canadian dollars whilst the Company's functional currency is US Dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the warrants have a derivative liability value. This liability value has no effect on the cashflow of the Company and does not represent a cash payment of any kind. During the quarter ended March 31, 2018, the Company recognized a loss of $171,115 on this derivative liability. This compares to the Company recognizing a gain of $54,043 on this derivative liability in the fourth quarter of fiscal 2017.

            Net loss and loss per share

The net loss after taxation for the quarter ended March 31, 2018, amounted to ($835,368), a loss of ($0.01) per share, compared to a net loss of ($383,947) or ($0.01) per share in the quarter ending March 31, 2017 and net loss of ($456,252), or ($0.01) per share in the fourth quarter of fiscal 2017.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $2,102,630 and working capital of $1,815,039 at March 31, 2018.  This compares to cash of $478,397 and working capital of $345,184 at December 31, 2017.

During the quarter ended March 31, 2018, we used cash of ($657,412) in operating activities compared to cash used in operating activities of ($216,339) in the same period in the prior year and compared to using cash of ($426,748) in the fourth quarter of 2017.

Net cash generated by financing activities was $2,289,643 in the quarter ended March 31, 2018, which compares to cash generated by financing activity of $188,135 in the same period in the prior year. This cash generated by financing activity is due to the private placement closed in the quarter ended March 31, 2018. This compares to cash raised from the promissory note in the quarter ended March 31, 2017.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2018. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2018, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings

We are not currently a party to any legal proceeding, and was not a party to any other legal proceeding during the quarter ended March 31, 2018. We are currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

During the period ended March 31, 2018, a warrant holder exercised their warrant for 15,000 shares at $0.44 per share raising a total of $6,600.

During the period ended March 31, 2018, the Company closed a TSX Venture Exchange approved private placement financing totaling $2,551,500. The private placement consisted of 7,290,000 shares priced at $0.35 per share. Pursuant to the private placement the Company paid a commission of $253,750 and incurred share issuance expense of $17,608.

ITEM 3.          Defaults Upon Senior Securities

Not applicable.

ITEM 4.          Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders during the period.

ITEM 5.          Other Information

None

ITEM 6.          Exhibits and reports on Form 8-K

Exhibits

The following instruments are included as exhibits to this Report.  Exhibits incorporated by reference are so indicated.

Exhibit Number	Description
4.4	Convertible Debenture between the Company and unrelated parties dated July 2, 2002. (b)
4.5	Common Stock Purchase Warrant between the Company and unrelated parties dated July 2, 2002. (b)
10.2	Asset Purchase Agreement by and between Bingo, Inc. and Progressive Lumber, Corp. dated January 18, 1999. (a)
10.24	Amended Consulting Agreement dated February 28, 2002, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (c)
10.29	Amendment of Asset Purchase Agreement dated July 1, 2002. (d)
10.32	Code of Business Conduct and Ethics dated December 22, 2006. (e)
10.33	Amended Consulting Agreement dated June 16, 2010, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (f)
10.37	Amended Consulting Agreement dated August 1, 2013, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (g)
10.38	Consulting Agreement dated January 1, 2014, between the Company, Jayska Consulting Ltd., and J.M. Williams. (g)
10.39	Consulting Agreement dated January 1, 2014, between the Company, LVA Media Inc., and J.M. Williams. (g)
10.41	Consulting Agreement dated January 1, 2014, between the Company, Bromley Accounting Services Limited, and H. W. Bromley. (g)
31.1	Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 15, 2018.
31.2	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 15, 2018.
32.1	Certification from the Chief Executive Officer of Shoal Games Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 15, 2018.
32.2	Certification from the Chief Financial Officer of Shoal Games Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 15, 2018.

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

(f)

Previously filed with the Company's report on Form 8-K on June 17, 2010.

(g)

Previously filed with the Company's report on Form 8-K on March 24, 2014.

Reports on Form 8-K.

There were no Form 8-K filed by the Company during the quarter ended March 31, 2018.

Reports Subsequent to the quarter ended March 31, 2018.

There were no reports subsequent to the quarter ended March 31, 2018.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 15, 2018	SHOAL GAMES LTD.
(Registrant)
Date:	May 15, 2018	/S/ J.M. Williams
J. M. Williams, Chief Executive Officer, and President (Principal Executive Officer)
Date:	May 15, 2018	/S/ H. W. Bromley
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

(c)  Evaluated the effectiveness of Shoal Games Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of March 31, 2018, covered by this quarterly report based on such evaluation; and

(d)  Disclosed in this report any change in Shoal Games Ltd.'s internal control over financial reporting that occurred during Shoal Games Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Shoal Games Ltd.'s internal control over financial reporting; and

5.   Shoal Games Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Shoal Games Ltd.'s auditors and the audit committee of Shoal Games Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ J. M. Williams                                                                 Date: May 15, 2018

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

(c)  Evaluated the effectiveness of Shoal Games Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of March 31, 2018, covered by this quarterly report based on such evaluation; and

(d)  Disclosed in this report any change in Shoal Games Ltd.'s internal control over financial reporting that occurred during Shoal Games Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Shoal Games Ltd.'s internal control over financial reporting; and

5.   Shoal Games Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Shoal Games Ltd.'s auditors and the audit committee of Shoal Games Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ H. W. Bromley                                                                                Date: May 15, 2018

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Shoal Games Ltd. (the "Company") on Form 10-Q for the period ended March 31, 2018, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        May 15, 2018

A signed original of this written statement required by Section 906 has been provided to Shoal Games Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Shoal Games Ltd. (the "Company") on Form 10-Q for the period ended arch 31, 2018, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        May 15, 2018

A signed original of this written statement required by Section 906 has been provided to Shoal Games Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.