Form 10-Q
period 2018-06-30
SHOAL GAMES LTD.
filed 2018-08-14
CIK 1318482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer's common stock, no par value per share, was 73,674,703 as of August 14, 2018.

SHOAL GAMES LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2018

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Consolidated Balance Sheets

(Unaudited)

As at	June 30, 2018	December 31, 2017

Assets
Current assets:
Cash and cash equivalents	$1,439,560	$478,397
Accounts receivable less allowance for doubtful accounts $nil (December 31, 2017 - $27,666) (Note 3)	15,907	15,022
Prepaid expenses	82,630	54,714
Total Current Assets	1,538,097	548,133

Equipment, net	15,947	9,720

Deferred tax asset, less valuation allowance of $211,808 (December 31, 2017 - $102,809) (Note 8)	-	-

Total Assets	$1,554,044	$557,853

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
Accounts payable	$24,913	$30,111
Accrued liabilities	70,524	84,081
Accounts payable and accrued liabilities - related party (Note 9)	18,159	44,185
Derivative liability - warrants (Note 2g and 6)	-	44,572
Total Current Liabilities	113,596	202,949

Promissory notes (Note 5)	-	502,313

Total Liabilities	113,596	705,262

Commitments (Note 7)

Stockholders' Equity (Deficiency) (Note 6):
Common stock, no par value, unlimited shares authorized, 73,674,703 shares issued and outstanding (December 31, 2017 - 65,169,703)	26,546,098	23,133,400
Accumulated deficit	(25,130,230)	(23,305,389)
Accumulated other comprehensive income: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity (Deficiency)	1,440,448	(147,409)

Total Liabilities and Stockholders' Equity (Deficiency)	$1,554,044	$557,853

See accompanying notes to the consolidated financial statements.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Operations and Comprehensive Loss

For Periods Ended June 30, 2018 and 2017

(Unaudited)

	Six Months ended June 30, 2018	Six Months ended June 30, 2017	Three Months ended June 30, 2018	Three Months ended June 30, 2017

Total revenue	$48,694	$56,035	$24,343	$22,776

Cost of sales:	-	-	-	-
Total cost of sales	-	-	-	-

Gross profit	48,694	56,035	24,343	22,776

Operating expenses:
Depreciation and amortization	2,493	1,650	1,404	833
Directors fees	3,000	1,500	1,500	500
General and administrative	149,990	121,688	66,282	71,089
Promissory note accretion and interest (Note 5)	37,090	39,911	18,294	21,869
Salaries, wages, consultants and benefits	329,633	218,130	168,211	116,537
Selling and marketing	272,692	80,132	115,508	50,531
Stock-based compensation (Note 6)	588,476	-	584,783	-
Software development (Note 4)	536,064	411,311	265,445	196,816
Total operating expenses	1,919,438	874,322	1,221,427	458,175

Loss before other income (expense) and income taxes	(1,870,744)	(818,287)	(1,197,084)	(435,399)

Other income (expense):
Foreign exchange loss	(1,093)	(4,710)	(10,496)	(3,647)
Interest and other income	2,424	8	2,420	4
Gain on derivative liability - warrants (Note 2g and 6)	44,572	-	215,687	-

Loss before income taxes	(1,824,841)	(822,989)	(989,473)	(439,042)

Income tax recovery	-	-	-	-
Loss after tax	(1,824,841)	(822,989)	(989,473)	(439,042)

Other comprehensive income (loss)	-	-	-	-

Comprehensive loss	$(1,824,841)	$(822,989)	$(989,473)	$(439,042)

Basic and diluted loss per common share	$(0.03)	$(0.01)	$(0.02)	$(0.01)

Weighted average common shares outstanding, basic	70,522,300	59,888,058	72,764,813	60,096,795
Weighted average common shares outstanding, diluted	70,522,300	59,888,058	72,764,813	60,096,795

See accompanying notes to the consolidated financial statements.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Stockholders' Equity (Deficiency)

For the period ended June 30, 2018

(Unaudited)

	Common stock			Accumulated Other Comprehensive income
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity (Deficiency)
Balance, December 31, 2017	65,169,703	$23,133,400	($23,305,389)	$ 24,580	($147,409)

Exercise of Warrants	1,215,000	610,035	-	-	610,035

Private placement	7,290,000	2,551,500	-	-	2,551,500

Share issuance costs	-	(271,358)	-	-	(271,358)

Stock-based compensation	-	588,476	-	-	588,476

Extinguishment of promissory note		(65,955)			(65,955)

Net loss	-	-	(1,824,841)	-	(1,824,841)
Balance, June 30, 2018	73,674,703	$26,546,098	$ (25,130,230)	$ 24,580	$1,440,448

See accompanying notes to the consolidated financial statements.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Cash Flows

For the three month periods ended June 30, 2018 and 2017

(Unaudited)

	2018	2017
Cash flows from operating activities:
Net loss	$(1,824,841)	$(822,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,493	1,650
Accretion of promissory note	31,966	39,911
Loss on derivative liability - warrants	(44,572)	-
Promissory note - accrued interest	5,124	-
Stock-based compensation	588,476	-

Changes in operating assets and liabilities:
Accounts receivable	(885)	1,637
Prepaid expenses	(27,916)	(11,022)
Security deposits	-	8,067
Accounts payable and accrued liabilities	(44,781)	2,897
Net cash used in operating activities	(1,314,936)	(779,849)

Cash flows from investing activities:
Acquisition of equipment	(8,720)	(210)
Net cash used in investing activities	(8,720)	(210)

Cash flows from financing activities:
Private placement, net	2,280,142	785,728
Promissory note	(1,923)	188,136
Warrant exercised	6,600	-
Net cash provided by financing activities	2,284,819	973,864

Change in cash and cash equivalents	961,163	193,805

Cash and cash equivalents, beginning of period	478,397	60,190
Cash and cash equivalents, end of period	$1,439,560	$253,995

Supplementary information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash financing activity - Extinguishment of promissory notes	$(65,955)	$94,191
Non-cash financing activity - Discount on related party loans	$-	$23,461
Non-cash financing activity - settlement of promissory notes through exercise of 1,200,000 warrants	603,435	-
Non-cash investing activity	$-	$-

RECONCILIATION OF CASH AND CASH EQUIVALENTS
Cash and cash equivalents, beginning of period
Cash	$478,397	$60,190
Total cash and cash equivalents, beginning of period	$478,397	$60,190

Cash and cash equivalents, end of period
Cash	$1,153,618	$253,995
Cash equivalents (Term deposits)	285,942	-
Total cash and cash equivalents, end of period	$1,439,560	$253,995

See accompanying notes to the consolidated financial statements.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended June 30, 2018 and 2017

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

Continuing operations

These unaudited interim consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses from operations for the quarters ended June 30, 2018 and 2017, and has an accumulated deficit of $25,130,230 as at June 30, 2018.  These material uncertainties raise substantial doubt about the Company's ability to continue as a going concern.

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

Three Months ended June 30, 2018 and 2017

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

Three Months ended June 30, 2018 and 2017

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(c)     Revenue recognition:

Trophy Bingo and Garfield's Bingo and Rooplay Originals revenues have been recognized from the sale of in-game purchases, net of platform fees, at the time of purchase by the player. The revenue from in-game advertising is recognized when advertising is served to the player.

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

Three Months ended June 30, 2018 and 2017

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(e)   Software Development Costs: (Continued)

Total software development costs were $6,304,540 as at June 30, 2018 (December 31, 2017 - $5,768,476).

(f)  Stock-based compensation:

The Company recognizes all stock-based compensation as an expense in the financial statements and that such cost be measured at the fair value of the award.

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2018	2017
Expected dividend yield	-	-
Expected stock price volatility	109%	-
Weighted average volatility	96%	-
Risk-free interest rate	1.97%	-
Expected life of options	5 years	-
Forfeiture rate	5%	-

(g) Derivative liability - warrants

Some of the warrants have an exercise price in Canadian dollars whilst the Company's functional currency is US Dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the warrants have a derivative liability value. This liability value has no effect on the cashflow of the Company and does not represent a cash payment of any kind.

A fair value of the derivative liability of $215,687 has been estimated on the date of the subscription using the Binomial Lattice pricing model. During the period ended June 30, 2018, these warrants were either exercised or expired and there was a gain on derivative liability - warrants of $44,572 and the derivative liability - warrants value decreased to $nil with the following assumptions:

	June 30, 2018	December 31, 2017
Average stock price	-	CAD$0.65
Expected dividend yield	-	-
Expected stock price volatility	-	93.74%
Risk-free interest rate	-	1.66%
Expected life of warrants	5 years	-
Forfeiture rate	-	0.5 year

The average stock price is calculated on the probability weighted average price of the exercise of the warrants.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended June 30, 2018 and 2017

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

Three Months ended June 30, 2018 and 2017

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

Three Months ended June 30, 2018 and 2017

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

Three Months ended June 30, 2018 and 2017

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

Three Months ended June 30, 2018 and 2017

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

There have been no other recent accounting standards, or changes in accounting standards, during the quarter ended June 30, 2018, as compared to the recent accounting standards described in the Annual Report, that are of material significance, or have potential material significance, to us.

(i)    Financial instruments:

(i)  Fair values:

The fair value of accounts receivable, accounts payable, accrued liabilities and accounts payable and accrued liabilities - related party approximate their financial statement carrying amounts due to the short-term maturities of these instruments.  Cash and cash equivalents are carried at fair value using a level 1 fair value measurement.

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves.

Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset.  The Company's cash and cash equivalents were measured using Level 1 inputs. Stock-based compensation and derivative liability - warrants were measured using Level 2 inputs.

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

Three Months ended June 30, 2018 and 2017

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

3.    Accounts Receivable:

The accounts receivable as at June 30, 2018, is summarized as follows:

	June 30, 2018	December 31, 2017
Accounts receivable	$15,907	$42,688

Provision for doubtful accounts	-	(27,666)

Net accounts receivable	$15,907	$15,022

4. Software development assets:

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

In addition, during the year ended December 31, 2016, the Company commenced development of the 'Rooplay Originals'.

During the period ended June 30, 2018, the Company has expensed the development costs of all its technology as incurred and has expensed the following software development costs.

	Six Months ended June 30, 2018	Six Months ended June 30, 2017	Three Months ended June 30, 2018	Three Months ended June 30, 2017

Opening total software development costs	$5,768,476	$4,935,274	$6,039,095	$5,149,769

Software development during the period	536,064	411,311	265,445	196,816
Closing total Software development costs	6,304,540	5,346,585	6,304,540	5,346,585

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended June 30, 2018 and 2017

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

During the quarter ended June 30, 2018, the promissory notes were settled in exchange for the exercise of warrants and the notes were extinguished. Since the extinguishment of the promissory note is with related parties, then in accordance with ASC 470-50-40-2, the extinguishment transactions is in essence a capital transaction. Therefore, the Company recognized a reduction of $65,955 from equity of the Company. The Company recognized interest accretion of $37,090 (June 30, 2017 - $39,911).

	June 30, 2018	December 31, 2017
Opening balance	$502,313	$347,698

Promissory note issued	-	188,135

Discount on promissory note	-	(23,461)

Gain on extinguishment and reissuance of promissory notes with related parties	-	(94,191)

Reduction of capital on extinguishment of promissory notes with related parties	65,955	-

Extinguishment of promissory notes to related parties	(605,358)	(418,181)

Reissuance of promissory notes to related parties	-	418,181

Accrued interest	5,124	11,288

Interest accretion	31,966	72,844

Closing balance	$-	$502,313

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended June 30, 2018 and 2017

(Unaudited)

6.    Stockholders' Equity (Deficiency):

The holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company's ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.  The Company's common stock has no par value per common stock.

(a)   Common stock issuances:

During the period ended June 30, 2018, the related party warrant holders exercised their warrants for 1,200,000 shares at CAD$0.65 (US$0.50) per share through the settlement of the promissory notes, in a non-cash transaction.

During the period ended March 31, 2018, a warrant holder exercised their warrant for 15,000 shares at $0.44 per share raising a total of $6,600.

During the period ended March 31, 2018, the Company closed a TSX Venture Exchange approved private placement financing totaling $2,551,500. The private placement consisted of 7,290,000 shares priced at $0.35 per share. Pursuant to the private placement the Company paid a commission of $253,750 and incurred share issuance expense of $17,608 (Fiscal 2017 - $25,816).

In December 2017, two warrant holders exercised their warrants and acquired 121,111 common shares of the Company at CAD$0.55 (approximately $0.43) per share totaling $52,310.

On October 27, 2017, the Company closed a TSX Venture Exchange approved non-brokered private placement financing totaling $45,011. The private placement consisted of 128,600 units priced at $0.35 per unit. Each Unit was comprised of one common share and one share purchase warrant.  Each share purchase warrant is exercisable into one common share of the Company for 12 months following closing.  The exercise price of the warrants is $0.44 per share for the first six months following closing and $0.52 per share for the period which is 7-12 months following closing.

On September 29, 2017, the Company closed a TSX Venture Exchange approved non-brokered private placement financing totaling $1,010,763. The private placement consisted of 2,887,895 units priced at $0.35 per unit. Each Unit was comprised of one common share and one share purchase warrant.  Each share purchase warrant is exercisable into one common share of the Company for 12 months following closing.  The exercise price of the warrants is $0.44 per share for the first six months following closing and $0.52 per share for the period which is 7-12 months following closing.

On June 16, 2017, the Company closed a TSX Venture Exchange approved non-brokered private placement financing totaling CAD$1.045 million (approximately $790,281). The private placement consisted of 2,323,779 units priced at CAD$0.45 ($0.34) per unit. Each Unit was comprised of one common share and one share purchase warrant.  Each share purchase warrant is exercisable into one common share of the Company for 12 months following closing.  The exercise price of the warrants is CAD$0.55 per share for the first six months following closing and CAD$0.65 per share for the period which is 7-12 months following closing.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended June 30, 2018 and 2017

(Unaudited)

6.    Stockholders' Equity (Deficiency): (Continued)

(b) Warrants

A summary of warrant activity for the period ended June 30, 2018 are as follows:

	Number of warrants	Weighted average exercise price
Outstanding, December 31, 2016	-	$-

Granted	2,323,779	0.43 - 0.49
Granted	2,887,895	0.44 - 0.52
Granted	128,600	0.44 - 0.52
Exercised	(121,111)	(0.43)

Outstanding, December 31, 2017	5,219,163	0.48

Granted	-	-
Exercised	(1,215,000)	(0.50)
Expired, unexercised	(1,002,668)	(0.48)

Outstanding June 30, 2018	3,001,495	$0.52

The following table summarizes information concerning outstanding and exercisable warrants at June 30, 2018:

Range of exercise prices per share	Number of outstanding warrants	Expiry date
0.52	2,872,895	September 28, 2018
0.52	128,600	October 26, 2018
	3,001,495

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

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended June 30, 2018 and 2017

(Unaudited)

6.    Stockholders' Equity (Deficiency): (Continued)

(c)        Stock option plans: (Continued)

During the quarter ended June 30, 2018, there were 710,000 fully vested, 5 year, options granted with an exercise price of CAD$0.54 (US$0.42) and 1,275,000 fully vested, 5 year options granted with an exercise price of $0.50 and 145,000 vesting, 5 year options granted with an exercise price of CAD$0.54 (US$0.42) to employees and consultants. During the quarters ended March 31, 2018 and June 30, 2018, 75,000 options and 25,000 options, were cancelled respectively.

A summary of stock option activity for the stock option plans for the periods ended June 30, 2018 is as follows:

	Number of options	Weighted average exercise price
Outstanding, December 31, 2016	1,010,000	$0.42

Granted	725,000	0.42
Exercised	-	-
Cancelled	(130,000)	(0.42)

Outstanding December 31, 2017	1,605,000	0.42

Granted	2,130,000	0.47
Exercised	-	-
Cancelled	(100,000)	(0.42)

Outstanding June 30, 2018	3,635,000	$0.45

The aggregate intrinsic value for options exercisable as at June 30, 2018 was $74,590 (December 31, 2017 - $nil).

The following table summarizes information concerning outstanding and exercisable stock options at June 30, 2018:

Range of exercise prices per share	Number outstanding	Number exercisable	Expiry date
$ 0.42	855,000	855,000	December 20, 2021
0.42	650,000	380,000	November 8, 2022
0.42	855,000	724,500	June 4, 2023
0.50	1,275,000	1,275,000	June 4, 2023
	3,635,000	3,234,500

7.   Commitments:

The Company leases office facilities in Vancouver, British Columbia, Canada, and The Valley, Anguilla, British West Indies. These office facilities are leased under operating lease agreements. One of the Canadian operating lease expired on December 31, 2016, but unless 30 day notice is given this lease automatically renews on a month to month basis until notice is given. The second operating lease in Vancouver, Canada

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended June 30, 2018 and 2017

(Unaudited)

7.   Commitments: (Continued)

is on a month to month basis until notice is given. The Anguillan operating lease expired on April 1, 2011 but unless 3 month's notice is given it automatically renews for a future 3 months until notice is given.

Minimum lease payments under these operating leases are approximately as follows:

2018	$2,322
2019	-

The Company paid rent expense totaling $6,849 for the quarter ended June 30, 2018 (June 30, 2017 - $4,614).

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

As at June 30, 2018, the Company had a number of renewable license commitments with large brands, including, Garfield, Moomins, Mr Men and Little Miss, Mr. Bean, Peter Rabbit, Pororo and the Winx club. These agreements have commitments to pay royalties on the revenue from the licenses subject to the following minimum guarantee payments:

2018	$32,099
2019	34,266
2020	3,000

The Company expensed the minimum guarantee payments over the life of the agreement and recognized license expense of $7,701 (June 30, 2017 - $4,452) for the period ended June 30, 2018.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended June 30, 2018 and 2017

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2018, and December 31, 2017, are presented below:

	June 30, 2018	December 31, 2017
Deferred tax assets:
Net operating loss carry forwards	$211,808	$102,809

Valuation Allowance	(211,808)	(102,809)
	$-	$-

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

9.    Related Party Transactions:

The Company has a liability of $nil (December 31, 2017 - $33,000) to a company owned by a current director and officer of the Company for payment of consulting services rendered of $33,000 (June 30, 2017 - $33,000) by the current director and officer of the Company.

The Company has a liability of $773 (December 31, 2017 - $97) to a current director and officer of the Company for expenses incurred.

The Company has a liability of $5,567 (December 31, 2017 - $3,982) to a current director and officer of the Company for expenses incurred.

The Company has a liability of $nil (December 31, 2017 - $nil) to a company owned by a current director and officer of the Company for payment of consulting services rendered of $20,414 (June 30, 2017 - "$19,177) by the current director and officer of the Company.

The Company has a liability of $nil (December 31, 2017 - $nil) to a company owned by a current director and officer of the Company for payment of consulting services rendered of $22,500 (June 30, 2017 - "$22,500) by the current director and officer of the Company.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended June 30, 2018 and 2017

(Unaudited)

9.    Related Party Transactions: (Continued)

The Company has a liability of $4,000 (December 31, 2017 - $1,000), to independent directors of the Company for payment of directors fees. During the quarter ended June 30, 2018, the Company accrued $1,500 (June 30, 2017 - $500) to the independent directors in director fees.

The Company has a liability of $7,819 (December 31, 2017 - $6,106), to an officer of the Company for payment of consulting services rendered and expenses incurred of $27,716 (June 30, 2017 - $23,417) by the officer of the Company.

The Company has promissory notes totaling $nil (December 31, 2017, $600,235), including interest, from shareholders holding more than 10% of the Company. The interest on the notes are 2% per annum, calculated and compounded annually and paid annually. During the quarter ended June 30, 2018, these promissory notes were settled through a warrant exercise, in a non-cash transaction.

The Company has a receivable of $nil (December 31, 2017 - $2,630) from a company of which a current director of the Company is a director.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

10. Segmented information:

Revenue

The Company operates in one reportable business segment, the sale of in-app purchases on Trophy Bingo and Garfield's Bingo; recurring revenue from Rooplay; and one time purchase revenue from Rooplay Originals.

The Company had the following revenue by geographical region.

	Six Months ended June 30, 2018	Six Months ended June 30, 2017	Three Months ended June 30, 2018	Three Months ended June 30, 2017
Total revenue
Western Europe	$8,437	$5,909	$4,422	$2,520
Central, Eastern and Southern Europe	522	355	235	177
Nordics	481	360	216	316
North America	29,865	39,781	15,108	15,737
Other	9,389	9,630	4,362	4,026
Total revenue	$48,694	$56,035	$24,343	$22,776

Equipment

The Company's equipment is located as follows:

Net Book Value	June 30, 2018	December 31, 2017
Anguilla	$460	$552
Canada	11,854	8,353
United Kingdom	3,633	815
	$15,947	$9,720

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended June 30, 2018 and 2017

(Unaudited)

11.       Concentrations

Major customers

During the quarter ended June 30, 2018 and 2017, the Company sold subscriptions on its site Rooplay and sold in-app purchases on its social bingo sites, Trophy Bingo and Garfield's Bingo and Rooplay Originals. There was no single player who had purchased more than 10% of the Rooplay, Trophy Bingo and Garfield's Bingo revenue. The Company is reliant on the Google App, iOS App and Amazon App Stores to provide a platform for Rooplay, Trophy Bingo and Garfield's Bingo to be played thereon.

12.  Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable.  The Company places its cash and cash equivalents with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company currently maintains a substantial portion of its day-to-day operating cash and cash equivalents balances at financial institutions. At June 30, 2018, the Company had total cash and cash equivalents balances of $1,439,560 (December 31, 2017 - $478,397) at financial institutions, where $1,173,287 (December 31, 2017 - $336,756) is in excess of federally insured limits.

The Company has concentrations of credit risk with respect to accounts receivable, the majority of its accounts receivable are concentrated geographically in the United States amongst a small number of customers.

As of June 30, 2018, the Company had three customers, totaling $11,627 who accounted for greater than 10% of the total accounts receivable. As of December 31, 2017, the Company had three customers, totaling $9,066 who accounted for greater than 10% of the total accounts receivable.

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

During the year ended December 31, 2016, the Company commenced development of the 'Rooplay Originals'; games specifically designed to operate efficiently for the Rooplay platform.

During the year ended December 31, 2017, the Company commenced development of the software production tool Shoal.js. Shoal.js is a technology that enables licensed game developers to easily launch their games on the Rooplay platform.  With the creation of Shoal.js, third-party developers are capable of bringing their premium game content to the Rooplay subscription service quickly and economically.

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

We consider the following accounting policies to be both those most important to the portrayal of our financial condition and require the most subjective judgment:

- Revenue recognition;

- Software development

Revenue recognition:

Trophy Bingo and Garfield's Bingo and Rooplay Originals revenues have been recognized from the sale of in-game purchases, net of platform fees, at the time of purchase by the player. The revenue from in-game advertising is recognized when advertising is served to the player.

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

Total software development costs were $6,304,539 as at June 30, 2018 (December 31, 2017 - $5,768,476).

RESULTS OF OPERATIONS

            Revenue

Total revenue, net of platform fees to Apple, Google and Amazon, for the quarter ended June 30, 2018, increased to $24,343, an increase of 7% from revenue of $22,776 for second quarter of 2017 and revenue of $24,351, in the first quarter of 2018. The increase in total revenue compared to the second quarter of fiscal 2017, is due to greater exposure of Rooplay in the marketplace.

            Sales and marketing expenses

Sales and marketing expenses were $115,508 for the quarter ended June 30, 2018, an increase of 129% over expenses of $50,531 in the second quarter of fiscal 2017 and a decrease of 27% from sales and marketing expenses of $157,184 in the first quarter of fiscal 2018. This increase in sales and marketing expenses in the quarter ended June 30, 2018, compared to the second quarter of fiscal 2017 was due to larger marketing campaigns to acquire new subscribers for Rooplay. The decrease in sales and marketing expenses in the quarter ended June 30, 2018, compared to the first quarter of fiscal 2018 was due to a larger marketing campaign in the first quarter of fiscal 2018, which was reduced in the second quarter of fiscal 2018 due to delays in launching Rooplay on additional platforms. Selling and marketing expenses principally include publishing services and user acquisition costs to acquire players.

We expect to incur increased sales and marketing expenses to bring new players to Rooplay; our Rooplay Originals; and our bingo games.   There can be no assurances that these expenditures will result in increased traffic or significant additional revenue.

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our office, legal and professional fees, and other general corporate and office expenses. General and administrative expenses decreased to $66,282 for the quarter ended June 30, 2018, a decrease of 7% from costs of $71,089 for the second quarter of fiscal 2017 and a decrease of 21% from costs of $83,708 in the first quarter of 2018. The decrease in general and administrative expenses compared to the second quarter of fiscal 2017 and the first quarter of fiscal 2018, is due to the legal expenses and filing fees incurred in preparing the private placements completed in those periods.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants, and benefits increased to $168,211 for the quarter ended June 30, 2018, an increase of 44% compared to salaries, wages, consultants, and benefits of $116,537 in the second quarter of 2017 and an increase of 4%, over salaries, wages, consultants, and benefits of $161,422 in the first quarter of 2018. This increase compared to the second and first quarter of fiscal 2018, is due to higher consulting charges incurred for financing and marketing of the Company.

Depreciation and amortization

Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years. Depreciation and amortization increased to $1,404 during the quarter ended June 30, 2018, an increase of 69% over costs of $833 during the same quarter in the prior year and an increase of 29% over costs of $1,089 in the first quarter of 2018. This increase in depreciation and amortization compared to the second quarter of fiscal 2017 and the first quarter of fiscal 2018  is due to acquisitions of equipment.

Software development and amortization

The Company does not capitalize its development costs. The Company expensed $265,445 in software development costs during the quarter ended June 30, 2018, an increase of 35% in software development costs compared to software development costs of $196,816 expensed during the second quarter of fiscal 2017 and a decrease of 2% in software development costs of $270,619 expensed during the first quarter of 2018. The increase compared to the second quarter of fiscal 2017 is due to higher software development expenses incurred in the development of Rooplay Originals and related technology. The decrease compared to the first quarter of fiscal 2018 is due to lower software development expenses incurred in the development of Rooplay Originals and related technology.

Stock-based compensation expense

During the quarter ended June 30, 2018, the Company incurred non-cash stock compensation expenses of $584,783 from the issuance of stock options in the second quarter of fiscal 2018, an increase compared to stock-based compensation expense $3,693 in the first quarter of fiscal 2018.  This increase is due to stock options granted in the second quarter of fiscal 2018.  The options are issued to consultants and employees as per the Companies 2015 Stock Option Plan.

Derivative liability - Warrants

During the year ended December 31, 2017, the Company closed a TSX Venture Exchange approved non-brokered private placement financing totaling CAD$1.045 million. The private placement consisted of 2,323,779 units priced at CAD$0.45 ($0.34) per unit. Each Unit was comprised of one common share and one share purchase warrant. The warrants had an exercise price in Canadian dollars whilst the Company's functional currency is US Dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the warrants have a derivative liability value. This liability value has no effect on the cashflow of the Company and does not represent a cash payment of any kind. These warrants were either exercised or expired during the second quarter of fiscal 2018. During the quarter ended June 30, 2018, the Company recognized a gain of $215,687 on this derivative liability. This compares to the Company recognizing a loss of ($171,115) on this derivative liability in the first quarter of fiscal 2018.

            Net loss and loss per share

The net loss after taxation for the quarter ended June 30, 2018, amounted to ($989,473), a loss of ($0.02) per share, compared to a net loss of ($439,042) or ($0.01) per share in the quarter ending June 30, 2017 and net loss of ($835,368), or ($0.01) per share in the first quarter of fiscal 2018.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $1,439,560 and working capital of $1,424,501 at June 30, 2018.  This compares to cash and cash equivalents of $478,397 and working capital of $345,184 at December 31, 2017.

During the quarter ended June 30, 2018, we used cash of ($657,524) in operating activities compared to cash used in operating activities of ($563,510) in the same period in the prior year and compared to using cash of ($657,412) in the first quarter of 2018.

Net cash used by financing activities was ($1,923) in the quarter ended June 30, 2018, which compares to cash generated by financing activity of $785,728 in the same period in the prior year. This cash used by financing activity is due to conversion of the promissory note to shares of the Company at a conversion price of CAD$0.65 per share.

Our future capital requirements will depend on a number of factors, including costs associated with the further development of Rooplay; Rooplay Originals; Shoal.js; Garfield's Bingo and Trophy Bingo; the cost of marketing and player acquisition costs for Rooplay; Rooplay Originals; Garfield's Bingo and Trophy Bingo, and the success of Rooplay; Rooplay Originals; Garfield's Bingo and Trophy Bingo.

ITEM 4           Controls and Procedures

(a)        Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2018. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2018, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings

We are not currently a party to any legal proceeding and was not a party to any other legal proceeding during the quarter ended June 30, 2018. We are currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

During the period ended June 30, 2018, the related party warrant holders exercised their warrants for 1,200,000 shares at CAD$0.65 (US$0.50) per share through the settlement of the promissory notes, in a non-cash transaction.

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
31.1

Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 14, 2018.

31.2

Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 14, 2018.

32.1	Certification from the Chief Executive Officer of Shoal Games Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 14, 2018.
32.2	Certification from the Chief Financial Officer of Shoal Games Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 14, 2018.

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

(e)  Previously filed with the Company's report on Form 8-K on December 26, 2006.

(f)  Previously filed with the Company's report on Form 8-K on June 17, 2010.

(g)  Previously filed with the Company's report on Form 8-K on March 24, 2014.

Reports on Form 8-K.

There were no Form 8-K filed by the Company during the quarter ended June 30, 2018.

Reports Subsequent to the quarter ended June 30, 2018.

There were no reports subsequent to the quarter ended June 30, 2018.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 14, 2018	SHOAL GAMES LTD.
(Registrant)
Date:	August 14, 2018	/S/ J.M. Williams
J. M. Williams, Chief Executive Officer, and President (Principal Executive Officer)
Date:	August 14, 2018	/S/ H. W. Bromley
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

(c)  Evaluated the effectiveness of Shoal Games Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of June 30, 2018, covered by this quarterly report based on such evaluation; and

(d)  Disclosed in this report any change in Shoal Games Ltd.'s internal control over financial reporting that occurred during Shoal Games Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Shoal Games Ltd.'s internal control over financial reporting; and

5. Shoal Games Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Shoal Games Ltd.'s auditors and the audit committee of Shoal Games Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ J. M. Williams                                                                 Date: August 14, 2018

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

(c)  Evaluated the effectiveness of Shoal Games Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of June 30, 2018, covered by this quarterly report based on such evaluation; and

(d)  Disclosed in this report any change in Shoal Games Ltd.'s internal control over financial reporting that occurred during Shoal Games Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Shoal Games Ltd.'s internal control over financial reporting; and

5. Shoal Games Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Shoal Games Ltd.'s auditors and the audit committee of Shoal Games Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ H. W. Bromley                                                                                Date: August 14, 2018

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Shoal Games Ltd. (the "Company") on Form 10-Q for the period ended June 30, 2018, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        August 14, 2018

A signed original of this written statement required by Section 906 has been provided to Shoal Games Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Shoal Games Ltd. (the "Company") on Form 10-Q for the period ended June 30, 2018, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        August 14, 2018

A signed original of this written statement required by Section 906 has been provided to Shoal Games Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.