Form 10-Q
period 2018-09-30
SHOAL GAMES LTD.
filed 2018-11-14
CIK 1318482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer's common stock, no par value per share, was 73,674,703 as of November14, 2018.

SHOAL GAMES LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2018

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Consolidated Balance Sheets

(Unaudited)

As at	September 30, 2018	December 31, 2017

Assets
Current assets:
Cash and cash equivalents	$1,001,710	$478,397
Accounts receivable less allowance for doubtful accounts $nil (December 31, 2017 - $27,666) (Note 3)	11,478	15,022
Prepaid expenses	116,265	54,714
Total Current Assets	1,129,453	548,133

Equipment, net	14,452	9,720

Deferred tax asset, less valuation allowance of $223,391 (December 31, 2017 - $102,809) (Note 8)	-	-

Total Assets	$1,143,905	$557,853

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
Accounts payable	$9,565	$30,111
Accrued liabilities	79,507	84,081
Accounts payable and accrued liabilities - related party (Note 9)	7,987	44,185
Derivative liability - warrants (Note 2g and 6)	-	44,572
Total Current Liabilities	97,059	202,949

Promissory notes (Note 5)	-	502,313

Total Liabilities	97,059	705,262

Commitments (Note 7)

Stockholders' Equity (Deficiency) (Note 6):
Common stock, no par value, unlimited shares authorized, 73,674,703 shares issued and outstanding (December 31, 2017 - 65,169,703)	26,549,672	23,133,400
Accumulated deficit	(25,527,406)	(23,305,389)
Accumulated other comprehensive income: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity (Deficiency)	1,046,846	(147,409)

Total Liabilities and Stockholders' Equity (Deficiency)	$1,143,905	$557,853

See accompanying notes to the consolidated financial statements.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Operations and Comprehensive Loss

For Periods Ended September 30, 2018 and 2017

(Unaudited)

	Nine Months ended September 30, 2018	Nine Months ended September 30, 2017	Three Months ended September 30, 2018	Three Months ended September 30, 2017

Total revenue	$89,636	$74,888	$40,942	$18,853

Cost of sales:	-	-	-	-
Total cost of sales	-	-	-	-

Gross profit	89,636	74,888	40,942	18,853

Operating expenses:
Depreciation and amortization	3,988	2,615	1,495	965
Directors fees	3,500	2,500	500	1,000
General and administrative	201,190	218,057	51,200	96,369
Promissory note accretion and interest (Note 5)	37,090	62,021	-	22,110
Salaries, wages, consultants and benefits	473,110	339,827	143,477	121,697
Selling and marketing	309,479	151,483	36,787	71,351
Stock-based compensation (Note 6)	592,050	-	3,574	-
Software development (Note 4)	743,547	605,905	207,483	194,594
Total operating expenses	2,363,954	1,382,408	444,516	508,086

Loss before other income (expense) and income taxes	(2,274,318)	(1,307,520)	(403,574)	(489,233)

Other income (expense):
Foreign exchange loss	1,604	(2,861)	2,697	1,849
Interest and other income	6,125	13	3,701	5
Gain on derivative liability - warrants (Note 2g and 6)	44,572	24,669	-	24,669

Loss before income taxes	(2,222,017)	(1,285,699)	(397,176)	(462,710)

Income tax recovery	-	-	-	-
Loss after tax	(2,222,017)	(1,285,699)	(397,176)	(462,710)

Other comprehensive income (loss)	-	-	-	-

Comprehensive loss	$(2,222,017)	$(1,285,699)	$(397,176)	$(462,710)

Basic and diluted loss per common share	$(0.03)	$(0.02)	$(0.01)	$(0.01)

Weighted average common shares outstanding, basic	71,584,648	60,621,170	73,674,703	62,063,832
Weighted average common shares outstanding, diluted	71,584,648	60,621,170	73,674,703	62,063,832

See accompanying notes to the consolidated financial statements.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Stockholders' Equity (Deficiency)

For the period ended September  30, 2018

(Unaudited)

	Nine-Month period Ended September 30 2018
	Common stock			Accumulated Other Comprehensive income
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity (Deficiency)
Balance, December 31, 2017	65,169,703	$23,133,400	($23,305,389)	$ 24,580	($147,409)

Exercise of Warrants	1,215,000	610,035	-	-	610,035

Private placement	7,290,000	2,551,500	-	-	2,551,500

Share issuance costs	-	(271,358)	-	-	(271,358)

Stock-based compensation	-	592,050	-	-	592,050

Extinguishment of promissory note		(65,955)			(65,955)

Comprehensive loss
Net loss	-	-	(2,222,017)	-	(2,222,017)
Balance, September 30, 2018	73,674,703	$26,549,672	$ (25,527,406)	$ 24,580	$1,046,846

	Three-Month period Ended September 30 2018
	Common stock			Accumulated Other Comprehensive income
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity (Deficiency)
Balance, June 30, 2018	73,674,703	$26,546,098	$ (25,130,230)	$ 24,580	$1,440,448

Stock-based compensation	-	3,574	-	-	3,574

Comprehensive loss
Net loss	-	-	(397,176)	-	(397,176)
Balance, September 30, 2018	73,674,703	$26,549,672	$ (25,527,406)	$ 24,580	$1,046,846

See accompanying notes to the consolidated financial statements.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Cash Flows

For the Nine month periods ended September 30, 2018 and 2017

(Unaudited)

	2018	2017
Cash flows from operating activities:
Net loss	$(2,222,017)	$(1,285,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,988	2,615
Accretion of promissory note	31,966	62,021
Gain on derivative liability - warrants	(44,572)	(24,669)
Promissory note - accrued interest	5,124	-
Stock-based compensation	592,050	-

Changes in operating assets and liabilities:
Accounts receivable	3,544	728
Prepaid expenses	(61,551)	(619)
Security deposits	-	8,067
Accounts payable and accrued liabilities	(61,318)	25,467
Net cash used in operating activities	(1,752,786)	(1,212,089)

Cash flows from investing activities:
Acquisition of equipment	(8,720)	(3,640)
Net cash used in investing activities	(8,720)	(3,640)

Cash flows from financing activities:
Private placement, net	2,280,142	1,785,488
Promissory note	(1,923)	188,136
Warrant exercised	6,600	-
Net cash provided by financing activities	2,284,819	1,973,624

Change in cash and cash equivalents	523,313	757,895

Cash and cash equivalents, beginning of period	478,397	60,190
Cash and cash equivalents, end of period	$1,001,710	$818,085

Supplementary information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash financing activity - Extinguishment of promissory notes	$(65,955)	$94,191
Non-cash financing activity - Discount on related party loans	$-	$23,461
Non-cash financing activity - settlement of promissory notes through exercise of 1,200,000 warrants	603,435	-
Non-cash investing activity	$-	$-

RECONCILIATION OF CASH AND CASH EQUIVALENTS
Cash and cash equivalents, beginning of period
Cash	$478,397	$60,190
Total cash and cash equivalents, beginning of period	$478,397	$60,190

Cash and cash equivalents, end of period
Cash	$865,400	$818,085
Cash equivalents (Term deposits)	136,310	-
Total cash and cash equivalents, end of period	$1,001,710	$818,085

See accompanying notes to the consolidated financial statements.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended September 30, 2018 and 2017

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

Continuing operations

These unaudited interim consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses from operations for the quarters ended September 30, 2018 and 2017, and has an accumulated deficit of $25,527,406 as at September 30, 2018.  These material uncertainties raise substantial doubt about the Company's ability to continue as a going concern.

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

Three Months ended September 30, 2018 and 2017

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

Three Months ended September 30, 2018 and 2017

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

Research revenue have been recognized when the services have been delivered and collection of the amounts are reasonably assured.

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

Three Months ended September 30, 2018 and 2017

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(e)   Software Development Costs: (Continued)

Total software development costs were $6,512,023 as at September 30, 2018 (December 31, 2017 - $5,768,476).

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

A fair value of the derivative liability of $215,687 has been estimated on the date of the subscription using the Binomial Lattice pricing model. During the period ended June 30, 2018, these warrants were either exercised or expired and there was a gain on derivative liability - warrants of $44,572 and the derivative liability - warrants value decreased to $nil with the following assumptions:

	September 30, 2018	December 31, 2017
Average stock price	-	CAD$0.65
Expected dividend yield	-	-
Expected stock price volatility	-	93.74%
Risk-free interest rate	-	1.66%
Expected life of warrants	-	0.5 year

The average stock price is calculated on the probability weighted average price of the exercise of the warrants.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended September 30, 2018 and 2017

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

Three Months ended September 30, 2018 and 2017

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

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230)". The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU No. 2016-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The Company adopted ASC 2014-09 as of January 1, 2018 and it has not had a material impact on the consolidated financial statements.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended September 30, 2018 and 2017

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

Three Months ended September 30, 2018 and 2017

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

Three Months ended September 30, 2018 and 2017

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(h)   New accounting pronouncements and changes in accounting policy: (Continued)

In February 2018, FASB issued ASU 2018-03, "Technical Corrections and Improvements to Financial Instruments (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities". This update was issued to clarify certain narrow aspects of guidance concerning the recognition of financial assets and liabilities established in ASU No. 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities". This includes an amendment to clarify that an entity measuring an equity security using the measurement alternative may change its measurement approach to a fair valuation method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issued. The update is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years beginning after June 15, 2018. The Company adopted ASC 2018-03 as of January 1, 2018 and it has not had a material impact on the consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07 "Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting." These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted.  Entities must transition to the new guidance through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of the standard on its financial statements and disclosures.

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement: Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement", which will improve the effectiveness of disclosure requirements for recurring and nonrecurring Level 1, Level 2 and Level 3 instruments in the fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company will be evaluating the impact this standard will have on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires implementation costs in a hosting arrangement that is a service contract to be capitalized consistent with the rules in ASC 350-40, Intangibles-Goodwill and Other-Internal-Use Software.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended September 30, 2018 and 2017

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(h)   New accounting pronouncements and changes in accounting policy: (Continued)

This aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Costs incurred during the application development stage are to be capitalized and expensed according to their nature, while costs incurred during the preliminary project and post-implementation stages are to be expensed. This ASU also contains guidance with regard to the amortization period, impairment and presentation within the financial statements. The ASU is required to be adopted by the Company during 2020, however early adoption is allowed in an interim period before then, and may be applied retrospectively or prospectively to applicable costs on the Company's condensed consolidated financial statements. The Company is evaluating the impact this ASU will have on its consolidated financial statements and whether to early adopt.

There have been no other recent accounting standards, or changes in accounting standards, during the quarter ended September 30, 2018, as compared to the recent accounting standards described in the Annual Report, that are of material significance, or have potential material significance, to us.

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

Three Months ended September 30, 2018 and 2017

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

3.    Accounts Receivable:

The accounts receivable as at September 30, 2018, is summarized as follows:

	September 30, 2018	December 31, 2017
Accounts receivable	$11,478	$42,688

Provision for doubtful accounts	-	(27,666)

Net accounts receivable	$11,478	$15,022

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

During the period ended September 30, 2018, the Company has expensed the development costs of all its technology as incurred and has expensed the following software development costs.

	Nine Months ended September 30, 2018	Nine Months ended September 30, 2017	Three Months ended September 30, 2018	Three Months ended September 30, 2017

Opening total software development costs	$5,768,476	$4,935,274	$6,304,540	$5,346,585

Software development during the period	743,547	605,905	207,483	194,594
Closing total Software development costs	6,512,023	5,541,179	6,512,023	5,541,179

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended September 30, 2018 and 2017

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

During the quarter ended June 30, 2018, the promissory notes were settled in exchange for the exercise of warrants and the notes were extinguished. Since the extinguishment of the promissory note is with related parties, then in accordance with ASC 470-50-40-2, the extinguishment transactions is in essence a capital transaction. Therefore, the Company recognized a reduction of $65,955 from equity of the Company. The Company recognized interest accretion of $nil (September 30, 2017 - $19,145).

	September 30, 2018	December 31, 2017
Opening balance	$502,313	$347,698

Promissory note issued	-	188,135

Discount on promissory note	-	(23,461)

Gain on extinguishment and reissuance of promissory notes with related parties	-	(94,191)

Reduction of capital on extinguishment of promissory notes with related parties	65,955	-

Extinguishment of promissory notes to related parties	(605,358)	(418,181)

Reissuance of promissory notes to related parties	-	418,181

Accrued interest	5,124	11,288

Interest accretion	31,966	72,844

Closing balance	$-	$502,313

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended September 30, 2018 and 2017

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

During the period ended March 31, 2018, the Company closed a TSX Venture Exchange approved private placement financing totaling $2,551,500. The private placement consisted of 7,290,000 common shares priced at $0.35 per share. Pursuant to the private placement the Company paid a commission of $253,750 and incurred share issuance expense of $17,608 (Fiscal 2017 - $25,816).

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

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended September 30, 2018 and 2017

(Unaudited)

6.    Stockholders' Equity (Deficiency): (Continued)

(b) Warrants

A summary of warrant activity for the period ended September 30, 2018 are as follows:

	Number of warrants	Weighted average exercise price
Outstanding, December 31, 2016	-	$-

Granted	2,323,779	0.43 - 0.49
Granted	2,887,895	0.44 - 0.52
Granted	128,600	0.44 - 0.52
Exercised	(121,111)	(0.43)

Outstanding, December 31, 2017	5,219,163	0.48

Granted	-	-
Exercised	(1,215,000)	(0.50)
Expired, unexercised	(3,875,563)	(0.51)

Outstanding September 30, 2018	128,600	$0.52

The following table summarizes information concerning outstanding and exercisable warrants at September 30, 2018:

Range of exercise prices per share	Number of outstanding warrants	Expiry date
0.52	128,600	October 26, 2018
	128,600

Subsequent to the quarter ended September 30, 2018, 128,600 warrants expired unexercised.

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

Three Months ended September 30, 2018 and 2017

(Unaudited)

6.    Stockholders' Equity (Deficiency): (Continued)

(c)        Stock option plans: (Continued)

During the quarter ended June 30, 2018, there were 710,000 fully vested, 5 year, options granted with an exercise price of CAD$0.54 (US$0.42) and 1,275,000 fully vested, 5 year options granted with an exercise price of US$0.50 and 145,000 vesting, 5 year options granted with an exercise price of CAD$0.54 (US$0.42) to employees and consultants. During the quarters ended March 31, 2018, June 30, 2018, and September 30, 2018, 75,000 options, 25,000 options and 25,000 options, were cancelled respectively.

A summary of stock option activity for the stock option plans for the periods ended September 30, 2018 is as follows:

	Number of options	Weighted average exercise price
Outstanding, December 31, 2016	1,010,000	$0.42

Granted	725,000	0.42
Exercised	-	-
Cancelled	(130,000)	(0.42)

Outstanding December 31, 2017	1,605,000	0.42

Granted	2,130,000	0.47
Exercised	-	-
Cancelled	(125,000)	(0.42)

Outstanding September 30, 2018	3,610,000	$0.45

The aggregate intrinsic value for options exercisable as at September 30, 2018 was $nil (December 31, 2017 - $nil).

The following table summarizes information concerning outstanding and exercisable stock options at September 30, 2018:

Range of exercise prices per share	Number outstanding	Number exercisable	Expiry date
$ 0.42	855,000	855,000	December 20, 2021
0.42	650,000	380,000	November 8, 2022
0.42	830,000	722,000	June 4, 2023
0.50	1,275,000	1,275,000	June 4, 2023
	3,610,000	3,232,000

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

Three Months ended September 30, 2018 and 2017

(Unaudited)

7.   Commitments: (Continued)

is on a month to month basis until notice is given. The Anguillan operating lease expired on April 1, 2011 but unless 3 month's notice is given it automatically renews for a future 3 months until notice is given.

Minimum lease payments under these operating leases are approximately as follows:

2018	$2,360
2019	-

The Company paid rent expense totaling $7,637 for the quarter ended September 30, 2018 (September 30, 2017 - $4,895).

The Company has a management consulting agreement with T.M. Williams (Row), Inc., an Anguilla incorporated company, and Mr. T. M. Williams. During the year ended December 31, 2014, the Company amended a previous agreement with Mr. T. M. Williams to provide for a consultancy payment of 2.5% of the monthly social bingo business with a minimum of $11,000 and a maximum of $25,000 per month.

During the year ended December 31, 2014, the Company entered into an agreement with Jayska Consulting Ltd. and Mr. J. M. Williams, Chief Executive Officer of the Company for the provision of services of Mr. J. M. Williams as Chief Executive Officer of the Company. The Consulting agreement provides for a consultancy payment of GBP Pound Sterling 5,000 per month. In addition, during the year ended December 31, 2014, the Company entered into an agreement with LVA Media Inc. and Mr. J. M. Williams, for the provision of services of Mr. J. M. Williams as Chief Executive Officer of the Company. The Consulting agreement provides for a consultancy payment of 2.5% of the monthly social bingo business with a minimum of $7,500 and a maximum of $25,000 per month.

As at September 30, 2018, the Company had a number of renewable license commitments with large brands, including, Garfield, Moomins, Mr Men and Little Miss, Mr. Bean, Peter Rabbit, Pororo and the Winx club. These agreements have commitments to pay royalties on the revenue from the licenses subject to the following minimum guarantee payments:

2018	$12,818
2019	34,120
2020	3,000

The Company expensed the minimum guarantee payments over the life of the agreement and recognized license expense of $9,577 (September 30, 2017 - $8,850) for the period ended September 30, 2018.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended September 30, 2018 and 2017

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2018, and December 31, 2017, are presented below:

	September 30, 2018	December 31, 2017
Deferred tax assets:
Net operating loss carry forwards	$223,391	$102,809

Valuation Allowance	(223,391)	(102,809)
	$-	$-

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

Subsequent to the quarter ended September 30, 2018, Shoal Media (Canada) Inc., a subsidiary of Shoal Games Ltd., received the British Columbia Interactive Digital Media Tax Credit of CAD$116,085 ($88,887) for the year ended December 31, 2017 from the British Columbia Provincial Government. The Company recognized this tax credit as a recovery of income tax expense on the statement of operations upon receipt of funds.

9.    Related Party Transactions:

The Company has a liability of $nil (December 31, 2017 - $33,000) to a company owned by a current director and officer of the Company for payment of consulting services rendered of $33,000 (September 30, 2017 - $33,000) by the current director and officer of the Company.

The Company has a liability of $41 (December 31, 2017 - $97) to a current director and officer of the Company for expenses incurred.

The Company has a liability of $nil (December 31, 2017 - $3,982) to a current director and officer of the Company for expenses incurred.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended September 30, 2018 and 2017

(Unaudited)

9.    Related Party Transactions: (Continued)

The Company has a liability of $nil (December 31, 2017 - $nil) to a company owned by a current director and officer of the Company for payment of consulting services rendered of $19,543 (September 30, 2017 - $19,638) by the current director and officer of the Company.

The Company has a liability of $nil (December 31, 2017 - $nil) to a company owned by a current director and officer of the Company for payment of consulting services rendered of $22,500 (September 30, 2017 - $22,500) by the current director and officer of the Company.

The Company has a liability of $500 (December 31, 2017 - $1,000), to independent directors of the Company for payment of directors fees. During the quarter ended September 30, 2018, the Company accrued $500 (September 30, 2017 - $1,000) to the independent directors in director fees.

The Company has a liability of $7,446 (December 31, 2017 - $6,106), to an officer of the Company for payment of consulting services rendered and expenses incurred of $25,588 (September 30, 2017 - $23,447) by the officer of the Company.

The Company has promissory notes totaling $nil (December 31, 2017, $600,235), including interest, from shareholders holding more than 10% of the Company. During the quarter ended June 30, 2018, these promissory notes were settled through a warrant exercise, in a non-cash transaction.

The Company has a receivable of $2,581 (December 31, 2017 - $2,630) from a company of which a current director of the Company is a director.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

10. Segmented information:

Revenue

The Company operates in reportable business segments, the sale of in-app purchases on Trophy Bingo and Garfield's Bingo; recurring revenue from Rooplay; one time purchase revenue from Rooplay Originals and research revenue from Rooplay.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended September 30, 2018 and 2017

(Unaudited)

10. Segmented information: (Continued)

The Company had the following revenue by geographical region.

	Nine Months ended September 30, 2018	Nine Months ended September 30, 2017	Three Months ended September 30, 2018	Three Months ended September 30, 2017
Total revenue
Western Europe	$11,391	$8,127	$2,917	$2,216
Central, Eastern and Southern Europe	765	376	241	16
Nordics	707	489	223	134
North America	63,201	52,536	33,384	12,758
Other	13,572	13,360	4,177	3,729
Total revenue	$89,636	$74,888	$40,942	$18,853

Equipment

The Company's equipment is located as follows:

Net Book Value	September 30, 2018	December 31, 2017
Anguilla	$414	$552
Canada	10,734	8,353
United Kingdom	3,304	815
	$14,452	$9,720

11.       Concentrations

Major customers

During the quarter ended September 30, 2018 and 2017, the Company sold subscriptions on its site Rooplay and sold in-app purchases on its social bingo sites, Trophy Bingo and Garfield's Bingo and Rooplay Originals and sold Rooplay research revenue. During the quarter ended September 30, 2018, the Company had one customer (September 30, 2018 - $23,292) who purchased more than 10% of the total revenue. The Company is reliant on the Google App, iOS App and Amazon App Stores to provide a platform for Rooplay, Trophy Bingo and Garfield's Bingo to be played thereon.

SHOAL GAMES LTD. and Subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended September 30, 2018 and 2017

(Unaudited)

12.  Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable.  The Company places its cash and cash equivalents with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company currently maintains a substantial portion of its day-to-day operating cash and cash equivalents balances at financial institutions. At September 30, 2018, the Company had total cash and cash equivalents balances of $1,001,710 (December 31, 2017 - $478,397) at financial institutions, where $842,821 (December 31, 2017 - $336,756) is in excess of federally insured limits.

The Company has concentrations of credit risk with respect to accounts receivable, the majority of its accounts receivable are concentrated geographically in the United States amongst a small number of customers.

As of September 30, 2018, the Company had three customers, totaling $8,212 who accounted for greater than 10% of the total accounts receivable. As of December 31, 2017, the Company had three customers, totaling $9,066 who accounted for greater than 10% of the total accounts receivable.

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

Research revenue have been recognized when the services have been delivered and collection of the amounts are reasonably assured.

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

Total software development costs were $6,512,023 as at September 30, 2018 (December 31, 2017 - $5,768,476).

RESULTS OF OPERATIONS

            Revenue

Total revenue, net of platform fees to Apple, Google and Amazon, for the quarter ended September 30, 2018, increased to $40,942, an increase of 117% from revenue of $18,853 for third quarter of 2017 and an increase of 68% in revenue of $24,343, in the second quarter of 2018. The increase in total revenue compared to the third quarter of fiscal 2017 and the second quarter of fiscal 2018, is due to research revenue earned.

            Sales and marketing expenses

Sales and marketing expenses were $36,787 for the quarter ended September 30, 2018, a decrease of 48% over expenses of $71,351 in the third quarter of fiscal 2017 and a decrease of 68% from sales and marketing expenses of $115,508 in the second quarter of fiscal 2018. This decrease in sales and marketing expenses in the quarter ended September 30, 2018, compared to the third quarter of fiscal 2017 and the second quarter of fiscal 2018 was due to a smaller marketing campaigns in the third quarter of fiscal 2018, due to delays in launching Rooplay on additional platforms. Selling and marketing expenses principally include publishing services and user acquisition costs to acquire players.

We expect to incur increased sales and marketing expenses to bring new players to Rooplay; our Rooplay Originals; and our bingo games.   There can be no assurances that these expenditures will result in increased traffic or significant additional revenue.

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our office, legal and professional fees, and other general corporate and office expenses. General and administrative expenses decreased to $51,200 for the quarter ended September 30, 2018, a decrease of 47% from costs of $96,369 for the third quarter of fiscal 2017 and a decrease of 23% from costs of $66,282 in the second quarter of 2018. The decrease in general and administrative expenses compared to the third quarter of fiscal 2017 and the second quarter of fiscal 2018, is due to the legal expenses and filing fees incurred in preparing the private placements completed in those periods.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants, and benefits increased to $143,477 for the quarter ended September 30, 2018, an increase of 18% compared to salaries, wages, consultants, and benefits of $121,697 in the third quarter of 2017 and a decrease of 15%, over salaries, wages, consultants, and benefits of $168,211 in the second quarter of 2018. This increase compared to the third quarter of fiscal 2017, is due to higher consulting charges incurred for financing and marketing of the Company. This decrease compared to the second quarter of fiscal 2018, is due to lower consulting charges incurred for financing and marketing of the Company.

Depreciation and amortization

Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years. Depreciation and amortization increased to $1,495 during the quarter ended September 30, 2018, an increase of 55% over costs of $965 during the same quarter in the prior year and an increase of 6% over costs of $1,404 in the second quarter of 2018. This increase in depreciation and amortization compared to the third quarter of fiscal 2017 and the second quarter of fiscal 2018 is due to acquisitions of equipment.

Software development and amortization

The Company does not capitalize its development costs. The Company expensed $207,483 in software development costs during the quarter ended September 30, 2018, an increase of 7% in software development costs compared to software development costs of $194,594 expensed during the third quarter of fiscal 2017 and a decrease of 22% in software development costs of $265,445 expensed during the second quarter of 2018. The increase compared to the third quarter of fiscal 2017 is due to higher software development expenses incurred in the development of Rooplay Originals and related technology. The decrease compared to the second quarter of fiscal 2018 is due to lower software development expenses, particularly development staff, incurred in the development of Rooplay Originals and related technology.

Stock-based compensation expense

During the quarter ended September 30, 2018, the Company incurred non-cash stock compensation expenses of $3,574 from the issuance of stock options in the third quarter of fiscal 2018, a decrease compared to stock-based compensation expense $584,783 in the second quarter of fiscal 2018.  This decrease is due to stock options granted in the second quarter of fiscal 2018.  The options are issued to consultants and employees as per the Companies 2015 Stock Option Plan.

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

            Net loss and loss per share

The net loss after taxation for the quarter ended September 30, 2018, amounted to ($397,176), a loss of ($0.01) per share, compared to a net loss of ($462,710) or ($0.01) per share in the quarter ending September 30, 2017 and net loss of ($989,473), or ($0.02) per share in the second quarter of fiscal 2018.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $1,001,710 and working capital of $1,032,394 at September 30, 2018.  This compares to cash and cash equivalents of $478,397 and working capital of $345,184 at December 31, 2017.

During the quarter ended September 30, 2018, we used cash of ($437,850) in operating activities compared to cash used in operating activities of ($432,240) in the same period in the prior year and compared to using cash of ($657,524) in the second quarter of 2018.

Net cash used by financing activities was $nil in the quarter ended September 30, 2018, which compares to cash generated by financing activity of $999,760 in the same period in the prior year.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2018. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2018, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings

We are not currently a party to any legal proceeding and was not a party to any other legal proceeding during the quarter ended September 30, 2018. We are currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

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
31.1

Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 14, 2018.

31.2

Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 14, 2018.

32.1	Certification from the Chief Executive Officer of Shoal Games Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 14, 2018.
32.2	Certification from the Chief Financial Officer of Shoal Games Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 14, 2018.

(a) Previously filed with the Registrant's registration statement on Form 10 on June 9, 1999.

(b) Previously filed with the Company's quarterly report on Form 10-Q for the period ended September 30, 2002, on November 14, 2002.

(c) report on Form 10-Q for the period ended June 30, 2002, on August 14, 2002.

(d) Previously filed with the Company's year end report on Form 10-K/A for the year ended December 31, 2002, on May 8, 2003.

(e) Previously filed with the Company's report on Form 8-K on December 26, 2006.

(f) Previously filed with the Company's report on Form 8-K on June 17, 2010.

(g) Previously filed with the Company's report on Form 8-K on March 24, 2014.

Reports on Form 8-K.

There were no Form 8-K filed by the Company during the quarter ended September 30, 2018.

Reports Subsequent to the quarter ended September 30, 2018.

There were no reports subsequent to the quarter ended September 30, 2018.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 14, 2018	SHOAL GAMES LTD.
(Registrant)
Date:	November 14, 2018	/S/ J.M. Williams
J. M. Williams, Chief Executive Officer, and President (Principal Executive Officer)
Date:	November 14, 2018	/S/ H. W. Bromley
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

(c)  Evaluated the effectiveness of Shoal Games Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of September 30, 2018, covered by this quarterly report based on such evaluation; and

(d)  Disclosed in this report any change in Shoal Games Ltd.'s internal control over financial reporting that occurred during Shoal Games Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Shoal Games Ltd.'s internal control over financial reporting; and

5.   Shoal Games Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Shoal Games Ltd.'s auditors and the audit committee of Shoal Games Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ J. M. Williams                                                                 Date: November 14, 2018

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

(c)  Evaluated the effectiveness of Shoal Games Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of September 30, 2018, covered by this quarterly report based on such evaluation; and

(d)  Disclosed in this report any change in Shoal Games Ltd.'s internal control over financial reporting that occurred during Shoal Games Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Shoal Games Ltd.'s internal control over financial reporting; and

5.   Shoal Games Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Shoal Games Ltd.'s auditors and the audit committee of Shoal Games Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ H. W. Bromley                                                                                Date: November 14, 2018

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Shoal Games Ltd. (the "Company") on Form 10-Q for the period ended September 30, 2018, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        November 14, 2018

A signed original of this written statement required by Section 906 has been provided to Shoal Games Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Shoal Games Ltd. (the "Company") on Form 10-Q for the period ended September 30, 2018, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        November 14, 2018

A signed original of this written statement required by Section 906 has been provided to Shoal Games Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.