Form 10-K
period 2018-12-31
SHOAL GAMES LTD.
filed 2019-03-22
CIK 1318482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer   [  ]                                             Accelerated filer                      [   ]

Non-accelerated filer     [  ]                                             Smaller reporting company      [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]
State issuer's revenues for its most recent fiscal year. $106,978

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Our common stock was quoted on the Over the Counter Markets - The Venture Marketplace ("OTCQB") operated by OTC Markets Group Inc. (http://www.otcmarkets.com/) under the symbol "SGLDF" until January 7, 2019 at which time it was halted and is quoted on the TSX Venture Exchange in Canada under the symbol "SGW". The closing share price as of March 21, 2019, being CAD$0.56 (approximately US$0.42) per share under symbol SGW on the TSX Venture Exchange : $55,138,058.

APPLICABLE ONLY TO CORPORATE REGISTRANTS Indicate the number of shares outstanding of the registrant's common stock, no par value per share, was 131,124,989 as of March 21, 2019.

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

ITEM 1. BUSINESS

INTRODUCTION

Shoal Games Ltd. (TSXV : SGW) (www.shoalgames.com) is the parent company of a group of companies, which creates software products focused on the children's digital entertainment and advertising technology markets.  The Company is managed by an experienced team of executives who have a long history in games, enterprise software, mobile software, advertising technology and Internet products.

Shoal Games has been focused on consumer products with the Rooplay Edtech platform for children and families.  Rooplay is a subscription games system with no ads, no in-app purchases, no long downloads, no instant messaging, and no outbound links of any form.  These characteristics make the product a unique platform of game content that is entirely safe for children.  Rooplay mixes entertainment with education so that long player sessions are created in a safe environment so that children have fun and are challenged in new ways with every session.

On March 4, 2019 the Company completed the acquisition of all of the issued and outstanding equity securities of Kidoz Ltd. ("Kidoz") (www.kidoz.net), a privately held Israeli company engaged in childrens' digital content distribution and monetization.  The Acquisition enables the global reach of Kidoz's content discovery network to be efficiently combined with Shoal Games' Rooplay subscription OTT platform, to create a unique player in the high growth digital kids market.  The combined company is positioned to grow through exclusive ownership of content which the Kidoz network will make accessible to tens of millions of kids each month, utilizing our proprietary OTT subscription platform and a kid-safe monetization platform to attract top kids advertisers.

With more than 6.8 billion mobile phone subscriptions in place globally the demand for mobile content and monetization systems is enormous.  Rooplay and Kidoz fill particular needs in the market with consumers, publishers, and advertisers all demanding safety and engagement from the digital kids' content.

Shoal Games management believes that through the development of the Rooplay and Kidoz platforms, and the integration of EdTech content into our global network that it can create a unique and defensible position in the market.  Rooplay generates revenue for the Company from consumer subscriptions which customers pay to unlock the Rooplay game catalog.  Kidoz generates revenue through the sale of advertising to brands and the delivery of ads through its global content network.  Kidoz also generates licensing revenue to OEM manufacturers who wish to install the Kidoz safe operating system on their hardware products.  Shoal Games management believes that the development of a platform system that optimizes the strengths of both Rooplay and Kidoz will create multiple sustainable revenue streams for the Company.

Shoal Games' other mobile products include Garfield's Bingo (www.garfieldsbingo.com), the first mobile bingo game to feature a mega-brand; and Trophy Bingo (www.trophybingo.com), live across mobile platforms with over 600,000 installs.  Trophy Bingo and Garfield's Bingo are innovative free-to-play mobile games live in the Apple, Google and Amazon App Stores.  The Company has generated its main source of revenue to-date from players making in-app purchases in Trophy Bingo and Garfield's Bingo.

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

Subsequent to the year ended December 31, 2018, the Company acquired Kidoz Ltd. a company incorporated under the laws of the State of Israel.

Our common shares are currently quoted on the TSX Venture Exchange in Canada under the symbol "SGW".  We have not been subject to any bankruptcy, receivership or other similar proceedings.

Development of the Business

The focus of Shoal Games is the development and expansion of the Rooplay edugame platform and the Kidoz content discovery network.  It is management's objective to integrate the global distribution capabilities of the Kidoz network with the monetization capacity of the Rooplay content platform to unlock large recurring revenue opportunities.

Shoal Games Domain Names

Shoal Games owns the domain names Rooplay.com, Shoalgames.com, Shoalgames.net, Shoalmedia.com, Garfieldsbingo.com, Trophybingo.com, Trophybingo.ca and Kidoz.net and many other smaller domains.

BUSINESS OVERVIEW

Shoal Games management believes the global reach of the Kidoz's content discover network should be efficiently combined with Shoal Games' Rooplay subscription OTT platform to create a unique company in the high growth digital kids market.  The combined company is positioned to grow through exclusive ownership of Rooplay content which the Kidoz network will make accessible to tens of millions of kids each month.

Product Strategy

Rooplay is a Netflix of games for children and families.  Kidoz is a leading monetization and discovery system reaching millions of kids and families every month.  Shoal Games' product strategy is to align the synergies of these two systems to bring safe and highly monetizing content to families in every region of the world.

Marketing & Distribution Strategy

Shoal Games pursues both business-to-consumer strategies and a business-to-business strategies with Rooplay and Kidoz.  With the Company's direct to consumer strategy, new users of Rooplay are created via paid performance marketing, search engine marketing, word-of-mouth, and from placements in the Kidoz network.  The Company's business-to-business strategy involves selling advertising to premium brands (Disney, Lego, Crayola, ect) and distributing these ads across the Kidoz network.  Shoal Games intends to link these two strategies to create a global content and monetization system that is a market leader.

Pricing Strategy

Rooplay subscriptions offer a free trial to all users and then a monthly recurring subscription fee is charged directly to customers.  The Kidoz network is a unique discovery platform in the market and commands high prices in top tier markets.  The Company is tasked with growing revenues on the network from other regions in the world that currently do not generate significant revenue for the company despite providing considerable traffic on the network.

Growth Strategy

The combination of distribution power and content ownership is one of the most effective business strategies in media and entertainment.  With a focused approach targeted solely on the kids market, Shoal Games intends to grow organically by building a leadership position within the kids digital industry for quality content, global reach, revenue potential and by accretive acquisitions.

International Strategy

While English speaking markets are the number one opportunity for revenues in the short term, they are also the focus of the majority of the competition.  Shoal Games is developing an integrated content strategy that will enable international growth opportunities in the largest non-English regions of the world.

Acquisition of Kidoz Ltd.

Subsequent to the year ended December 31, 2018, the Company acquired all of the issued and outstanding shares of Kidoz Ltd. ("Kidoz"), an Israel-based industry-leader in the global kids' content distribution and monetization marketplace.

The Acquisition enables the global reach of Kidoz's content network to be efficiently combined with Shoal Games' Rooplay subscription OTT platform, to create a unique player in the high growth digital kids market.  The combined company is positioned to grow through exclusive ownership of content which the Kidoz network will make accessible to tens of millions of kids each month, utilizing a proprietary OTT subscription platform and a kid-safe monetization platform to attract top kids advertisers.

Highlights of the Transaction

-           Industry-leading market position: The combined company will provide a unique Kid Safe platform for digital content distribution and monetization that reaches over 50 million children and parents worldwide every month.

-           Established digital edu-game product strategy: Combining the companies will significantly enhance the cost-effectiveness and reach of Shoal Games' distribution strategies for its consumer-focused EdTech games platform, Rooplay.

-           Expanded commercialization of "Rooplay Originals" games library: Shoal Games extensive games library of curated COPPA-compliant games can now be commercialized using Kidoz sponsored promotions with top kids brands like Hasbro, LEGO, Disney, Viacom, Crayola and many others.

-           Distribution of Rooplay over the Kidoz content discovery network: Leveraging Kidoz's distribution capabilities will enable the combined company to bring unique, child safe games to the worldwide market through the thousands of popular kids apps that use the Kidoz Network.

-           Accretive economics on both trailing and forward metrics: Kidoz has lean operations that are highly complementary to those of Shoal Games.  In combination with Shoal Games' extensive management track record in video game development and in the public markets, the combined entity looks forward to rapidly increasing combined revenues and improving overall economic performance.

-           Combined company synergies: The combined company is expected to realize improved management efficiencies, leveraging Shoal Games' cost-effective public company management practices and experience and both companies' combined development knowledge and libraries; the Kidoz worldwide distribution platform; cross-selling and up-selling to customers through a broader content portfolio; integrated operations and controls; and implementation of best practices.

-           Highly experienced management teams with worldwide focus: Kidoz and Shoal Games have been working together for over a year and determined to enter into the Transaction after recognizing that the synergies available from joining together in today's complex technological environment would provide the combined company with a strong global foothold in the continually expanding kids' digital market.

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

OPERATIONS

Employees

As of December 31, 2018, we had eight full-time employees, not including temporary personnel, consultants, and independent contractors. Since 2006 it has been, and continues to be, the Company's objective to control its costs by retaining consultants, as needed, to provide special expertise in developing internal strategic, marketing, accounting and technical services. None of our employees or consultants are represented by a labor union, and we believe that our relationship with our employees and consultants is good.

We are substantially dependent upon the continued services and performance of J. M. Williams, Chief Executive Officer; T. M. Williams, Executive Chairman and Eldad Ben Tora Chief Executive Officer of Kidoz Ltd.  The loss of the services of these key individuals would have a material adverse effect on our business, financial condition and results of operations. We do not carry any key man life insurance on any individuals.

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

Kidoz competes with other advertising technology providers that offer safe, COPPA compliant, products.  These companies include Super Awesome and Google's Admob.  Kidoz offers a highly customized and targeted offering to advertisers that management believes will enable the Company to grow and succeed in the market.

Costs and Effects of Compliance with Environmental Laws

The Company is in the business of developing and marketing Rooplay, Kidoz, Garfield's Bingo, and Trophy Bingo. To the best of our knowledge, no federal, state or local environmental laws are applicable to our business.

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

Our primary development facility is located in leased space in Vancouver, British Columbia.  During the year ended December 31, 2016, the Company signed a lease expiring December 31, 2016. After December 31, 2016, unless 30 day notice is given this lease is extended on a month-to-month basis. Notice has been given to April 30, 2019 has been given. This facility comprises approximately 1,651 square feet. The monthly rental is approximately $1,130.

Our primary administrative facility is located in leased space in Vancouver, British Columbia.  During the year ended December 31, 2018, the Company signed a 30 day lease and unless 30 day notice is given this lease is extended on a month-to-month basis. Notice has been given to April 30, 2019 has been given. This facility comprises approximately 1,090 square feet. The monthly rental is approximately $866.

Subsequent to the year ended December 31, 2018, the Company signed a five year lease ending March 2024. This facility comprises approximately 1,459 square feet. The monthly rental is approximately $3,331.

Subsequent to the year ended December 31, 2018, the Company acquired Kidoz Ltd. Kidoz Ltd. has an annual office lease in Netanya, Israel, with rent payable on a quarterly basis.

We operate a sales and marketing office in London, United Kingdom.  There are no direct monthly rental fees associated with the London office.

We believe that these facilities will be adequate to meet our requirements for the near future and that suitable additional space will be available if needed. Other than described above, neither we, nor any of our subsidiaries presently own or lease any other property or real estate.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings and were not a party to any other legal proceeding, during the fiscal year ended December 31, 2018. We are currently not aware of any legal proceedings proposed to be initiated against us. However, from time-to-time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our Annual Meeting of Stockholders in Anguilla on November 14, 2018. The Annual Meeting is for the purposes of electing our directors and to ratify the appointment of Davidson & Company LLP, Chartered Professional Accountants, as our independent auditors for the 2018 fiscal year, to ratify our Rolling Stock Option plan and for any other regular business. The Company issued a schedule 14A proxy statement to the shareholders on September 26, 2018.

All nominees for directors were elected; the appointment of auditors was ratified; and the Rolling Stock Option plan was ratified. The voting on each matter is set forth below:

a)         Elected to set the number of directors at 4.

For	Against	Abstain	Not Voted
45,711,168	14,918	-	8,629,906

b)         Elected the following persons to serve as directors until the next annual meeting or until their successors are duly qualified:

T. M. Williams

J. M. Williams

F. Curtis (Non Executive Director)

C. Kalborg (Non Executive Director)

Mr. W. Moore did not stand for re-election and resigned as a director on November 14, 2018.

Election of the Directors of the Company.

Nominee	For	Against	Abstain	Not Voted
T. M. Williams	45,693,793	-	32,293	8,629,906
J. M. Williams	45,690,793	-	35,293	8,629,906
F. Curtis	45,693,131	-	32,955	8,629,906
C. Kalborg	45,693,356	-	32,730	8,629,906

(c)        Approved the selection of Davidson & Company LLP, Chartered Professional Accountants as the Company's independent auditors for the fiscal year ending December 31, 2018.

For	Against	Abstain	Not Voted
54,310,812	-	45,180	-

(d)        The ratification of the existing Rolling Stock Option plan was approved.

For	Against	Abstain	Not Voted
45,695,351	30,735	-	8,629,906

Mr. Jason Williams will continue as President and CEO of the Shoal Games Ltd. organization and Mr. T. M.  Williams, will continue to serve as Executive Chairman.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the TSX Venture Exchange in Canada under the symbol "SGW".

On March 19, 1997, our common stock was approved for trading on the National Association of Securities Dealers OTC Bulletin Board (the "OTCBB") under the symbol "PGLB".  In January 1999, when we changed our name to Bingo.com, Inc., our OTCBB symbol was changed to "BIGG".  On July 26, 1999, we changed our trading symbol from "BIGG" to "BIGR". On April 7, 2005, Bingo.com, Inc. completed a merger with its wholly- owned subsidiary Bingo.com, Ltd. The principal reason for Bingo.com, Inc.'s merger with its subsidiary Bingo.com, Ltd. was to facilitate Bingo.com, Inc.'s reincorporation under the International Business Companies Act of Anguilla, B.W.I. Effective April 7, 2005, the shares of Bingo.com, Ltd. began trading under the new ticker symbol "BNGOF". In 2011, we transferred to the Over the Counter Markets - The Venture Marketplace ("OTCQB") operated by OTC Markets Group Inc., whilst continuing our ticker symbol "BNGOF". The bid quotations set forth below, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions. During the year ended December 31, 2015, the Company changed its name to Shoal Games Ltd. and changed our trading symbol on the OTCQB from "BNGOF" to "SGLDF".

Effective July 2, 2015, the Company additionally commenced trading on the TSX Venture Exchange in Canada ("TSXV") under the symbol "SGW". On December 31, 2018 our shares were Halt Traded on the TSXV pending completion of our acquisition of Kidoz Ltd.  The Halt Trade was rescinded on March 7, 2019, after our announcement on March 4, 2019 that we had successfully completed the acquisition of all of the Kidoz Ltd. shares.  Effective January 7, 2019, our shares ceased to be quoted on and traded through the OTCQB due to the TSXV Halt Trade.  The Company has decided not to reinstate the quotation of its shares on the OTCQB, due to the small number of trades effected through the OTCQB subsequent to our shares being listed on the TSXV on July 2, 2015.

	OTCQB - SGLDF		TSX-V - SGW
Quarter Ended	High (1) US$	Low (1) US$	High (2) CAD$	Low (2) CAD$
December 31, 2018	$0.48	$0.29	$0.52	$0.35
September 30, 2018	$0.55	$0.24	$0.59	$0.40
June 30, 2018	$0.60	$0.30	$0.67	$0.42
March 31, 2018	$0.60	$0.29	$0.67	$0.35
December 31, 2017	$0.45	$0.25	$0.60	$0.35
September 30, 2017	$0.49	$0.38	$0.61	$0.35
June 30, 2017	$0.48	$0.34	$0.62	$0.53
March 31, 2017	$0.40	$0.33	$0.54	$0.39

1.             Prices as per Yahoo! TM Finance

2.             Prices as per TMX Money

On March 21, 2019, the last reported sale price of our common stock, as reported by the TSX Venture Exchange, was CAD$0.56 per share.

As of March 21, 2019, we believe there are approximately 934 shareholders (including nominees and brokers holding street accounts) of our shares of common stock.

Other than described above, our shares of common stock are not and have not been listed on any other exchange.

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

Subsequent to the year ended December 31, 2018, the Company issued 52,450,286 shares for total consideration of $20,603,656 in the acquisition of all of the issued and outstanding ordinary and preferred shares in the capital stock of Kidoz Ltd., a company incorporated under the laws of the State of Israel. The Company paid a commission of $130,000 and incurred share issuance expense of $85,135.

Subsequent to the year ended December 31, 2018, the Company closed a TSX Venture Exchange approved private placement financing totaling $2,000,000. The private placement consisted of 5,000,000 shares priced at $0.40 per share. Pursuant to the private placement the Company paid a commission of $200,000 and incurred share issuance expense of $13,546.

Securities authorized for issuance under equity compensation plans.

In 2015, the shareholders approved the 2015 plan. Under the 2015 plan we have reserved 10% of the number of Shares of the Company issued and outstanding as of each Award Date. Pursuant to this plan we have 3,575,000 stock purchase options (2017 - 1,605,000) outstanding at December 31, 2018. During the year ended December 31, 2018, there were nil (2017 - nil) options exercised and 160,000 (2017 - 130,000) options cancelled, issued under this plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,575,000	0.45	3,792,470
Equity compensation plans not approved by security holders	0	0	0
Total	3,575,000	0.45	3,792,470

As of the date of this report no further options have been awarded and 110,000 options were cancelled unexercised subsequent to the year ended December 31, 2018.

ITEM 6. SELECTED FINANCIAL DATA.

Consolidated Statement of Operations Data for continuing operations:

		Year Ended December 31,
	2018	2017	2016	2015	2014

Revenue	106,978	93,475	278,921	111,610	32,470

Trophy Bingo amortization	-	-	482,013	482,012	482,013
Gross (loss) profit	106,978	93,475	(203,092)	(370,402)	(449,543)

Operating expenses excluding interest and other income (expenses)	(2,805,446)	(1,860,785)	(2,447,298)	(2,612,194)	(2,221,663)
Gain on derivative liability - warrants	44,572	78,712	-	-	-
Interest and other income	8,634	18	155	1,089	510
Income tax recovery / (expense)	89,521	30,761	(1,294)	(480)	(848)
Promissory note accretion and interest	(37,090)	(84,132)	(5,982)	-	-
Loss on prepaid development	-	-	(498,791)	-	-
Net loss from continuing operations	$(2,592,831)	$(1,741,951)	$(3,156,302)	$(2,981,987)	$(2,671,544)

Discontinued Operations
Gaming revenue	-	-	-	-	1,684,047
Cost of producing revenue	-	-	-	-	-
Gain from the sale of the domain name	-	-	-	16,305	6,677,759
Selling and marketing	-	-	-	-	(628,029)
Net (loss) profit	(2,592,831)	(1,741,951)	(3,156,302)	(2,965,682)	5,062,233

Basic and diluted net loss per share from continuing operations	$(0.04)	$(0.03)	$(0.05)	$(0.05)	$(0.04)
Weighted average common shares outstanding	72,111,456	61,730,928	58,227,957	55,812,511	67,165,374

		Year Ended December 31,
	2018	2017	2016	2015	2014
Consolidated Balance Sheet Data:
Cash	$641,536	$478,397	$60,190	$570,086	$2,876,386
Total assets	769,633	557,853	129,093	1,129,526	3,996,745
Total liabilities	90,805	705,262	444,680	177,792	156,579
Total stockholders' (deficit) equity	678,828	(147,409)	(315,587)	951,734	3,840,166
Working capital	662,573	345,184	13,896	454,447	2,856,230

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

OVERVIEW

The focus of Shoal Games is the development and expansion of the Rooplay edugame platform and the Kidoz content discovery network.  It is management's objective to integrate the global distribution capabilities of the Kidoz network with the monetization capacity of the Rooplay content platform to unlock large recurring revenue opportunities.  Shoal Games management believes the global reach of the Kidoz's content discover network should be efficiently combined with Shoal Games' Rooplay subscription OTT platform to create a unique company in the high growth digital kids market.  The combined company is positioned to grow through exclusive ownership of Rooplay content which the Kidoz network will make accessible to tens of millions of kids each month.'

Rooplay is a Netflix of games for children and families.  Shoal Games has been focused on consumer products with the Rooplay Edtech platform for children and families.  Rooplay is a subscription games system with no ads, no in-app purchases, no long downloads, no instant messaging, and no outbound links of any form.  These characteristics make the product a unique platform of game content that is entirely safe for children.  Rooplay mixes entertainment with education so that long player sessions are created in a safe environment so that children have fun and are challenged in new ways with every session. Rooplay is live on Google Play, web version of www.rooplay.com and shortly on iOS and is live in 27 languages and over 135 countries.

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

Kidoz is a leading monetization and discovery system reaching millions of kids and families every month.  Kidoz generates revenue through the sale of advertising to brands and the delivery of ads through its global content network.  Kidoz also generates licensing revenue to OEM manufacturers who wish to install the Kidoz safe operating system on their hardware products.

Shoal Games' product strategy is to align the synergies of these two systems to bring safe and highly monetizing content to families in every region of the world. Shoal Games pursues both business-to-consumer strategies and a business-to-business strategies with Rooplay and Kidoz.  With the

Company's direct to consumer strategy, new users of Rooplay are created via paid performance marketing, search engine marketing, word-of-mouth, and from placements in the Kidoz network.  The Company's business-to-business strategy involves selling advertising to premium brands (Disney, Lego, Crayola, ect) and distributing these ads across the Kidoz network.  Shoal Games intends to link these two strategies to create a global content and monetization system that is a market leader.

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

Rooplay Original's revenue have been recognized from the sale of premium purchases, at the time of purchase by the player.

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

Total software development costs for the development of Rooplay, Garfield's Bingo, and Trophy Bingo were $6,716,810 as at December 31, 2018 (2017 - $5,768,476).

SOURCES OF REVENUE AND REVENUE RECOGNITION

We generate our revenue from the following:

-   The sale of in-app purchases in, Garfield's Bingo and Trophy Bingo in the Google play, Apple iOS and Amazon App stores.

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

-   The sale of premium purchases of Rooplay Originals (Branded EdTEch games for children and families) in the Google play and Apple iOS stores.

-   Research revenue from the sale of data and industry information.

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

		Three Months Ended
	December 31, 2018	September 30 2018	June 30 2018	March 31 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	17,342	40,942	24,343	24,351

Cost of sales	-	-	-	-
Gross profit	17,342	40,942	24,343	24,351

Operating expenses and other income / (expenses)	(477,677)	(438,118)	(1,211,209)	(669,808)
Gain on derivative liability - warrants	-	-	215,687	(171,115)
Promissory note accretion and interest	-	-	(18,294)	(18,796)
Loss before income taxes	(460,335)	(397,176)	(989,473)	(835,368)

Income tax recovery	89,521	-	-	-
Loss after tax	$(370,814)	$(397,176)	(989,473)	(835,368)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares, basic and diluted	73,674,703	73,674,703	72,764,813	68,254,870

		Three Months Ended
	December 31, 2017	September 30 2017	June 30 2017	March 31 2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	18,587	18,853	22,776	33,259

Cost of sales	-	-	-	-
Gross profit	18,587	18,853	22,776	33,259

Operating expenses and other income / (expenses)	(537,533)	(484,121)	(439,949)	(399,164)
Gain on derivative liability - warrants	54,043	24,669	-	-
Promissory note accretion and interest	(22,110)	(22,111)	(21,869)	(18,042)
Loss before income taxes	(487,013)	(462,710)	(439,042)	(383,947)

Income tax recovery	30,761	-	-	-
Loss after tax	$(456,252)	$(462,710)	(439,042)	(383,947)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.00)

Weighted average common shares, basic and diluted	65,025,158	62,063,832	60,069,795	59,708,318

Our financial statements and related schedules are described under "Item 8. Financial Statements".

RESULTS OF OPERATIONS

Years Ended December 31, 2018 and 2017

            Revenue

Total revenue from operations were $106,978 for the year ended December 31, 2018, an increase of 14% from revenue of $93,475 for the same period in the prior year. The increase in total revenue compared to fiscal 2017, is due to research revenue earned.

            Selling and marketing expenses

Sales and marketing expenses from operations were $352,770 for the year ended December 31, 2018, an increase of 44% over expenses of $244,810 for the same period in the prior year. This increase in sales and marketing expenses was due to larger test marketing campaigns to acquire new subscribers for Rooplay. Selling and marketing expenses principally include publishing services and user acquisition costs to acquire players for the Rooplay platform.

We expect to incur increased sales and marketing expenses to bring new players to Rooplay and our bingo games now that all three products are commercially viable.   There can be no assurances that these expenditures will result in increased traffic or significant additional revenue.

            General and administrative expenses

General and administrative expenses were $271,277 for the year ended December 31, 2018, an increase of 6% over costs of $256,303 for the previous year. This increase in general and administrative expenses is due to the increased expenditures incurred in raising capital in 2018, including travel and conferences. In addition, in 2018, the Company leased a second office facility in Vancouver, Canada.  General and administrative expenses consist primarily of legal and professional fees, premises costs for our offices, and other general corporate and office expenses.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants and benefits expenses, excluding salaries incurred for the development of our products increased to $618,279 during the year ended December 31, 2018, an increase of 34% over expenses of $461,416 for the previous year. This increase compared to fiscal 2017, is due to higher consulting charges incurred for financing and brand marketing of the Company.

Depreciation and amortization

Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years.  Depreciation increased to $5,614 during the year ended December 31, 2018, over depreciation of $4,068 during the prior year. This increase in depreciation and amortization compared to fiscal 2017, is due to the disposal of old obsolete equipment and the depreciation on new equipment.

Development and amortization

The Company expensed $948,334 in development costs during the year ended December 31, 2018, an increase of 14% over $833,202 of development costs in the prior year. This increase in development costs is due to higher software development expenses incurred in the development of Rooplay Originals and related technology, including developing Rooplay on additional platforms in order to achieve the Companies objective of becoming fully operational on all recent digital devices.

            Stock-based compensation expense

During the year ended December 31, 2018, the Company incurred non-cash stock compensation expenses of $595,580 from the issuance of 855,000 stock options at CAD$0.54 per option and the issuance of 1,275,000 stock options at USD$0.50 per option compared to stock compensation expenses of $43,212 in fiscal 2017 from the issuance of 725,000 stock options at CAD$0.54 per option.  The options are issued to consultants and employees as per the Companies 2015 Stock Option Plan.

Other income and expenses

During the year ended December 31, 2018, the Company has a foreign exchange loss of $9,092 compared to foreign exchange loss of $12,274 in the prior year. These losses are due to the exchange rate movements of the US Dollar compared to the Pound Sterling and the Canadian Dollar.

During the year ended December 31, 2018, we received interest income of $8,634 compared to interest income of $18 in the prior year. The interest income is received from bank term deposits from investing our cash. The increase in interest income is due to higher bank account balances in fiscal 2018 compared to fiscal 2017 as a result of the private placement in fiscal 2018.

During the year ended December 31, 2017, the Company closed a TSX Venture Exchange approved non-brokered private placement financing totaling CAD$1.045 million. The private placement consisted of 2,323,779 units priced at CAD$0.45 ($0.34) per unit. Each Unit was comprised of one common share and one share purchase warrant. The warrants had an exercise price in Canadian dollars whilst the Company's functional currency is US Dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the warrants have a derivative liability value. This liability value has no effect on the cashflow of the Company and does not represent a cash payment of any kind. During the year ended December 31, 2018, the Company recognized a gain of $44,572 compared to a gain $78,712 on this derivative liability in the prior year.

            Income taxes

During the year ended December 31, 2018 and 2017, a subsidiary of the Company applied for a Canadian tax credit in relation to fiscal 2017 and 2016. The Company received a tax credit of $89,521 in fiscal 2018 and $30,761 in fiscal 2017.

During the year ended December 31, 2005, the Bingo.com, Inc. merged with its subsidiary Bingo.com, Ltd. in Anguilla, British West Indies. Anguilla is a zero-tax jurisdiction.

            Net loss and loss per share

The net loss after taxation for the year ended December 31, 2018, amounted to $2,592,831 a loss of $0.04 per share, compared to a net loss of $1,741,951, a loss of $0.03 per share, in year ended December 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $641,536 and working capital of $662,573 at December 31, 2018. This compares to cash of $478,397 and working capital of $345,184 at December 31, 2017.

During the year ended December 31, 2018, we used cash of $2,108,797 in operating activities compared to using cash of $1,638,837 in the prior year.

Net cash generated by financing activities was $2,284,085 in the year ended December 31, 2018, which compares to cash generated by financing activity of $2,060,684 in fiscal 2017. This cash generated by financing activity is due to the cash raised from the private placements and warrant exercise during the year ended December 31, 2018 compared to the cash raised from the private placements and warrant exercise during the year ended December 31, 2017.

Cash of $12,149 was used in investing activities in fiscal 2018, compared to $3,640 in the prior year. This increase in cash used in investing activities is due to the acquisition of equipment and furniture in fiscal 2018.

Our future capital requirements will depend on a number of factors, including costs associated with the further development of Rooplay, Garfield's Bingo and Trophy Bingo; the cost of marketing and player acquisition costs for Rooplay, Garfield's Bingo and Trophy Bingo and Kidoz; the acquisition of Kidoz Ltd.; the integration of Kidoz Ltd. into the Shoal Games group and the success of Rooplay, Garfield's Bingo and Trophy Bingo and Kidoz.

            Off Balance Sheet Arrangements

We did not have any Off Balance sheet arrangements for the year ended December 31, 2018 and 2017.

AUDIT COMMITTEE

Our audit committee consists of four directors and reports to the Board of Directors. The audit committee meets regularly throughout the year and met with the independent auditors on March 20, 2019, and approved the financial statements for the year ended December 31, 2018.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SHOAL GAMES LTD. and subsidiaries

Consolidated Financial Statements

Years ended December 31, 2018 and 2017

DAVIDSON & COMPANY LLP                        Chartered Professional Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Shoal Games Ltd.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Shoal Games Ltd. (the "Company"), as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for the years ended December 31, 2018 and 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Shoal Games Ltd. as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended December 31, 2018 and 2017 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
March 21, 2019

A member of

NEXIA

INTERNATIONAL

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, B.C., Canada, V7Y 1G6

Telephone (604) 687-0947 Davidson-co.com

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Consolidated Balance Sheets

As at December 31,	2018	2017
Assets
Current assets:
Cash	$641,536	$478,397
Accounts receivable, less allowance for doubtful accounts $27,666 (2017 - $27,666) (Note 3)	12,103	15,022
Prepaid expenses (Note 4)	99,739	54,714
Total Current Assets	753,378	548,133

Equipment, net (Note 5)	16,255	9,720

Deferred tax asset, less valuation allowance of $275,846 (December 31, 2017 - $102,809) (Note 10)	-	-

Total Assets	$769,633	$557,853

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
Accounts payable	$15,404	$30,111
Accrued liabilities	64,937	84,081
Accounts payable and accrued liabilities - related party (Note 11)	10,464	44,185
Derivative liability - warrants (Note 2j and 8)	-	44,572
Total Current Liabilities	90,805	202,949

Promissory notes (note 7)	-	502,313
Total Liabilities	90,805	705,262

Commitments (Note 9)
Subsequent events (Note 8, 9, 15)

Stockholders' Equity (Deficiency) (Note 8):
Common stock, no par value, unlimited shares Authorized 73,674,703 shares issued and outstanding (December 31, 2017 - 65,169,703)	26,552,468	23,133,400
Accumulated deficit	(25,898,220)	(23,305,389)
Accumulated other comprehensive income: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity (Deficiency)	678,828	(147,409)

Total Liabilities and Stockholders' Equity (Deficiency)	$769,633	$557,853

See accompanying notes to consolidated financial statements.

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Operations

Years ended December 31,	2018	2017

Total revenue	$106,978	$93,475

Cost of sales:
Total cost of sales	-	-

Gross profit	106,978	93,475

Operating expenses:
Depreciation and amortization (Note 5)	5,614	4,068
Directors fees	4,500	5,500
General and administrative	271,277	256,303
Promissory note accretion and interest (Note 7)	37,090	84,132
Salaries, wages, consultants and benefits	618,279	461,416
Selling and marketing	352,770	244,810
Stock-based compensation (Note 8)	595,580	43,212
Software development (Note 6)	948,334	833,202
Total operating expenses	2,833,444	1,932,643

Loss before other income (expense) and income taxes	(2,726,466)	(1,839,168)

Other income (expense):
Gain on derivative liability - warrants (Note 8)	44,572	78,712
Foreign exchange loss	(9,092)	(12,274)
Interest and other income	8,634	18

Loss before income taxes	(2,682,352)	(1,772,712)

Income tax recovery (Note 10)	89,521	30,761

Loss after tax	$(2,592,831)	$(1,741,951)

Other comprehensive income (loss)	-	-

Comprehensive loss	$(2,592,831)	$(1,741,951)

Basic and diluted loss per common share (Note 2)	$(0.04)	$(0.03)

Weighted average common shares outstanding, basic (Note 2)	72,111,456	61,730,928
Weighted average common shares outstanding, diluted (Note 2)	72,111,456	61,730,928

See accompanying notes to consolidated financial statements.

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Stockholders' Equity (DEFICIENCY)

Years ended December 31, 2018 and 2017

	Common stock			Accumulated Other Comprehensive income
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity (Deficiency)
Balance, December 31, 2016	59,708,318	$21,223,271	($21,563,438)	$ 24,580	($315,587)

Discount on promissory note	-	23,461	-	-	23,461

Gain on extinguishment and reissuance of promissory notes with related parties	-	94,191	-	-	94,191

Private placements	5,340,274	1,846,055	-	-	1,846,055

Exercise of warrants	121,111	52,310	-	-	52,310

Share issuance costs	-	(25,816)	-	-	(25,816)

Stock-based compensation	-	43,212	-	-	43,212

Derivative liability - warrants	-	(123,284)	-	-	(123,284)

Net loss	-	-	(1,741,951)	-	(1,741,951)

Balance, December 31, 2017	65,169,703	23,133,400	(23,305,389)	24,580	(147,409)

Exercise of warrants	1,215,000	610,035	-	-	610,035

Private placement	7,290,000	2,551,500	-	-	2,551,500

Share issuance costs	-	(272,092)	-	-	(272,092)

Stock-based compensation	-	595,580	-	-	595,580

Extinguishment of promissory note		(65,955)			(65,955)

Net loss	-	-	(2,592,831)	-	(2,592,831)
Balance, December 31, 2018	73,674,703	$26,552,468	($25,898,220)	$ 24,580	$678,828

See accompanying notes to consolidated financial statements.

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Cash Flows

Years ended December 31,	2018	2017
Cash flows from operating activities:
Net loss	$(2,592,831)	$(1,741,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,614	4,068
Accretion of promissory note	31,966	84,132
Gain on derivative liability - warrants	(44,572)	(78,712)
Promissory note - accrued interest	5,124	-
Stock-based compensation	595,580	43,212

Changes in operating assets and liabilities:
Accounts receivable	2,919	2,172
Prepaid expenses	(45,025)	(21,220)
Security deposits	-	8,067
Accounts payable and accrued liabilities	(67,572)	61,395
Net cash used in operating activities	(2,108,797)	(1,638,837)

Cash flows from investing activities:
Acquisition of equipment	(12,149)	(3,640)
Net cash used in investing activities	(12,149)	(3,640)

Cash flows from financing activities:
Private placements	2,551,500	1,846,055
Promissory note	(1,923)	188,135
Share issuance costs	(272,092)	(25,816)
Warrant exercised	6,600	52,310
Net cash provided by financing activities	2,284,085	2,060,684

Change in cash	163,139	418,207

Cash, beginning of year	478,397	60,190
Cash, end of year	$641,536	$478,397

Supplementary information:
Interest paid	$-	$-
Income taxes recovery	$(89,521)	$(30,761)

Non-cash financing activity - Extinguishment and reissuance of promissory notes	$(65,955)	$94,191
Non-cash financing activity - Discount on related party loans	$-	$23,461
Non-cash financing activity - settlement of promissory notes through exercise of 1,200,000 warrants	$603,435	$-
Non-cash investing activity	$-	$-

See accompanying notes to consolidated financial statements.

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2018 and 2017

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

Continuing operations

These consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses from operations for the year ended December 31, 2018 and 2017, and has an accumulated deficit of $25,898,220 as at December 31, 2018.  This raises substantial doubt about the Company's ability to continue as a going concern.

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

Years ended December 31, 2018 and 2017

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

Subsequent to the year ended December 31, 2018, the Company acquired Kidoz Ltd. a company incorporated under the laws of the State of Israel. (Note 15)

All inter-company balances and transactions have been eliminated in the consolidated financial statements.

(b)    Use of estimates:

The preparation of consolidated financial statements in conformity with US GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and recognized revenues and expenses for the reporting periods.

Significant areas requiring the use of estimates include the collectability of accounts receivable, the valuation of promissory notes, stock-based compensation and the estimated market rate of 15%, the derivative liability - warrants valuation, the valuation of deferred tax assets and the subsequent valuation of the acquisition of Kidoz Ltd.  Actual results may differ significantly from these estimates.

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2018 and 2017

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

Rooplay Original's revenue have been recognized from the sale of premium purchases, at the time of purchase by the player.

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

(e)  Accounts receivable:

Trade and other accounts receivable are reported at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable includes receivables from online platforms and trade receivables from customers. The Company estimates doubtful accounts on an item-by-item basis and includes over-aged accounts as part of allowance for doubtful accounts, which are generally ones that are ninety-days overdue.  Bad debt expense, for the year ended December 31, 2018, was $nil (2017 - $nil).

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2018 and 2017

2.    Summary of significant accounting policies: (Continued)

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

Total software development costs for Rooplay, Rooplay Originals, Garfield's Bingo, Trophy Bingo, and related technologies were $6,716,810 as at December 31, 2018 (December 31, 2017 - $5,768,476).

(h)  Advertising:

The Company expenses the cost of advertising in the period in which the advertising space or airtime is used. Advertising costs from continuing operations charged to selling and marketing expenses in 2018 totaled $352,770 (2017 - $244,810).

(i)   Stock-based compensation:

The Company recognizes all stock-based compensation as an expense in the financial statements and that such cost be measured at the fair value of the award.

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2018 and 2017

2.    Summary of significant accounting policies: (Continued)

(i)   Stock-based compensation: (Continued)

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2018	2017
Expected dividend yield	-	-
Expected stock price volatility	109%	25%
Weighted average volatility	96%	25%
Risk-free interest rate	1.97%	1.56%
Expected life of options	5 years	5 years
Forfeiture rate	5%	5%

(j) Derivative liability - warrants

The warrants had an exercise price in Canadian dollars whilst the Company's functional currency is US Dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the warrants have a derivative liability value. This liability value has no effect on the cashflow of the Company and does not represent a cash payment of any kind.

A fair value of the derivative liability of $215,687 was estimated on the date of the subscription using the Binomial Lattice pricing model. During the year ended December 31, 2018, there was a gain on derivative liability - warrants of $44,572 (2017 - $78,712) and the derivative liability - warrants value reduced to $nil with the following assumptions:

	2018	2017
Average stock price	-	CAD$0.65
Expected dividend yield	-	-
Expected stock price volatility	-	93.74%
Risk-free interest rate	-	1.66%
Expected life of warrants	-	0.5 year

The average stock price is calculated on the probability weighted average price of the exercise of the warrants.

(k) Impairment of long-lived assets and long-lived assets to be disposed of::

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

Years ended December 31, 2018 and 2017

2.    Summary of significant accounting policies: (Continued)

(k) Impairment of long-lived assets and long-lived assets to be disposed of:: (Continued)

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

Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. A total of 3,575,000 (2017 - 1,605,000) stock options and nil (2017 - 5,219,163) warrants were excluded as at December 31, 2018.

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2018 and 2017

2.    Summary of significant accounting policies: (Continued)

(m) Net (loss) income per share: (Continued)

The earnings per share data for the year ended December 31, 2018 and 2017 are summarized as follows:

	2018	2017
Loss for the year	$(2,592,831)	$(1,741,951)

Basic and diluted weighted average number of common shares outstanding	72,111,456	61,730,928

Basic and diluted loss per common share outstanding	$(0.04)	$(0.03)

(n)  New accounting pronouncements and changes in accounting policies:

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers and issued subsequent amendments to the initial guidance in August 2016, March 2016, April 2016, and May 2016 within ASU 2016-04, ASU 2016-08, ASU 2016-10, ASU 2016-11 and ASU 2016-12, respectively. The guidance in this update supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Codification. Additionally, this update supersedes some cost guidance included in ASC 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of ASC 360, Property, Plant, and Equipment, and intangible assets, within the scope of ASC 350, Intangibles - Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement in this update. The guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The standard was to be effective for the Company as of January 1, 2017, but in August 2016, the FASB delayed the effective date of the new revenue accounting standard to January 1, 2019, and would permit early adoption as of the original effective date. Earlier adoption is not otherwise permitted for public entities. An entity can apply the revenue standard retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings (modified retrospective method). The Company adopted ASC 2014-09 as of January 1, 2018 using the modified retrospective method. The new standard was applied to all contracts not completed as of January 1, 2018 and had no material impact to its results of operations or cash flows.

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2018 and 2017

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on the balance sheet. This ASU requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. The ASU does not significantly change the lessees' recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. Lessors' accounting under the ASC is largely unchanged from the previous accounting standard. In addition, the ASU expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach, which includes a number of practical expedients. The provisions of this guidance are effective for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company has evaluated the impact of the amended guidance on the Company's Consolidated Financial Statements and determined the impact to assets and liabilities is not significant to the consolidated financial statements for the existing lease.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments". The accounting standard changes the methodology for measuring credit losses on financial instruments and the timing when such losses are recorded. ASU No. 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses ( " ASU 2018-19") . ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20.

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2018 and 2017

2.    Summary of significant accounting policies: (Continued)

(n)  New accounting pronouncements and changes in accounting policies: (Continued)

Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. The Company is currently evaluating the impact of the amended guidance and has not yet determined the effect of the standard on its ongoing financial reporting.

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

Years ended December 31, 2018 and 2017

2.    Summary of significant accounting policies: (Continued)

(n)  New accounting pronouncements and changes in accounting policies: (Continued)

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 850), the objective of which is to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. In addition, the amendments in this Update make certain targeted improvements to simplify the application and disclosure of the hedge accounting guidance in current general accepted accounting principles.  This pronouncement is effective for public entities for fiscal years beginning after December 15, 2018. Early application is permitted in any period after issuance.  For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the amendments in this Update. The amended presentation and disclosure guidance is required only prospectively. The adoption of this guidance will not have a material impact on the Company's financial position, results of operations and liquidity.

In February 2018, FASB issued Accounting Standards Update ("ASU") 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" to address a narrow-scope financial reporting issue that arose as a consequence of the change in the tax law. On December 22, 2017, the U.S. federal government enacted a tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (Tax Cuts and Jobs Act of 2017). The ASU permits a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate. The amount of the reclassification would be the difference between the historical corporate income tax rate of 34% and the newly enacted 21% corporate income tax rate. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted, including adoption in any interim period, for (i) public business entities for reporting periods for which financial statements have not yet been issued and (ii) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The changes are required to be applied retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 is recognized. The Company adopted ASU-2018-02 in the first quarter of 2018 and the impact of the adoption was not material to our Consolidated Financial Statements.

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2018 and 2017

2.    Summary of significant accounting policies: (Continued)

(n)  New accounting pronouncements and changes in accounting policies: (Continued)

In February 2018, FASB issued ASU 2018-03, "Technical Corrections and Improvements to Financial Instruments (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities". This update was issued to clarify certain narrow aspects of guidance concerning the recognition of financial assets and liabilities established in ASU No. 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities". This includes an amendment to clarify that anentity measuring an equity security using the measurement alternative may change its measurement approach to a fair valuation method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issued. The update is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years beginning after June 15, 2018. The Company adopted ASC 2018-03 as of January 1, 2018 and it has not had a material impact on the consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07 "Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting." These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted.  Entities must transition to the new guidance through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The adoption of this guidance had an immaterial impact on the Company's financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement: Disclosure Framework (Topic 840) - Changes to the Disclosure Requirements for Fair Value Measurement", which will improve the effectiveness of disclosure requirements for recurring and nonrecurring Level 1, Level 2 and Level 3 instruments in the fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is evaluating the impact this standard will have on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires implementation costs in a hosting arrangement that is a service contract to be capitalized consistent with the rules in ASC 350-40, Intangibles-Goodwill

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2018 and 2017

2.    Summary of significant accounting policies: (Continued)

(n)  New accounting pronouncements and changes in accounting policies: (Continued)

and Other-Internal-Use Software. This aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Costs incurred during the application development stage are to be capitalized and expensed according to their nature, while costs incurred during the preliminary project and post- implementation stages are to be expensed. This ASU also contains guidance with regard to the amortization period, impairment and presentation within the financial statements. The ASU is required to be adopted by the Company during 2020, however early adoption is allowed in an interim period before then, and may be applied retrospectively or prospectively to applicable costs on the Company's condensed consolidated financial statements. The Company is evaluating the impact this ASU will have on its consolidated financial statements and whether to early adopt.

There have been no other recent accounting standards, or changes in accounting standards, during the year ended December 31, 2018, as compared to the recent accounting standards described in the Annual Report, that are of material significance, or have potential material significance, to us.

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

Years ended December 31, 2018 and 2017

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

3.    Accounts Receivable:

The accounts receivable as at December 31, 2018, is summarized as follows:

	2018	2017
Accounts receivable	$39,769	$42,688

Provision for doubtful accounts	(27,666)	(27,666)

Net accounts receivable	$12,103	$15,022

The Company had bank accounts with the National Bank of Anguilla. During the year ended December 31, 2016, the National Bank of Anguilla filed for chapter 11 protection. The Company expensed the balance on account of $27,666 in fiscal 2016 as a doubtful debt.

4.    Prepaid expenses

The Company has other prepaid expenses of $99,739 (2017 - $54,714) including prepaid licenses fees of $65,387 (2017 - $33,502) for the year ended December 31, 2018.

5.   Equipment:

2018	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$128,097	$112,845	$15,252
Furniture and fixtures	8,037	7,034	1,003
	$136,134	$119,879	$16,255

2017	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$116,444	$107,444	$9,000
Furniture and fixtures	7,541	6,821	720
	$123,985	$114,265	$9,720

Depreciation expense was $5,614 (2017 - $4,068) for the year ended December 31, 2018.

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2018 and 2017

6.   Software development assets:

The Company has developed Trophy Bingo, a social bingo game, which was launched in the year ended December 31, 2014.

During the year ended December 31, 2016, the Company obtained the license to develop Garfield's Bingo. The game was launched in November 2016.

During the year ended December 31, 2016, the Company obtained the license for Rooplay. The Company commenced development of the Rooplay platform and was initially launched in March 2017, with the full release on the Android platform only in November 2017.

In addition, during the year ended December 31, 2016, the Company commenced development of the 'Rooplay Originals'.

During the year ended December 31, 2018 and 2017, the Company has expensed the development costs of all products as incurred and has expensed the following development costs.

	2018	2017
Opening total software development costs	$5,768,476	$4,935,274

Software development during the year	948,334	833,202
Closing total Software development costs	$6,716,810	$5,768,476

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

During the year ended December 31, 2018, the promissory notes were settled in exchange for the exercise of warrants and the notes were extinguished. Since the extinguishment of the

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2018 and 2017

7.   Promissory notes: (Continued)

promissory note is with related parties, then in accordance with ASC 470-50-40-2, the extinguishment transactions is in essence a capital transaction. Therefore, the Company recognized a reduction of $65,955 from equity of the Company.

During the year ended December 31, 2017, the Company issued $188,135 promissory notes and recognized a discount on the promissory notes of $23,461.

The Company recognized interest accretion of $31,966 (2017 - $72,844) of interest accretion.

	2018	2017
Opening balance	$502,313	$347,698

Promissory note issued	-	188,135

Discount on promissory note	-	(23,461)

Gain on extinguishment and reissuance of promissory notes with related parties	-	(94,191)

Reduction of capital on extinguishment of promissory notes with related parties	65,955	-

Extinguishment of promissory notes to related parties	(605,358)	(418,181)

Reissuance of promissory notes to related parties	-	418,181

Accrued interest	5,124	11,288

Interest accretion	31,966	72,844

Closing balance	$-	$502,313

8.   Stockholders' Equity (Deficiency):

The holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company's ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.  The Company's common stock has no par value per common stock.

(a)  Common stock issuances:

Fiscal 2018

In June 2018, the related party warrant holders exercised their warrants for 1,200,000 shares at CAD$0.65 (US$0.50) per share through the settlement of the promissory notes, in a non-cash transaction.

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2018 and 2017

8.   Stockholders' Equity (Deficiency): (Continued)

(a)  Common stock issuances: (Continued)

In February 2018, a warrant holder exercised their warrant for 15,000 shares at $0.44 per share raising a total of $6,600.

In February 2018, the Company closed a TSX Venture Exchange approved private placement financing totaling $2,551,500. The private placement consisted of 7,290,000 common shares priced at $0.35 per share. Pursuant to the private placement the Company paid a commission of $253,750 and incurred share issuance expense of $18,342.

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

The Company incurred issuance costs of $25,816 from the private placements and warrant exercise.

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2018 and 2017

8.   Stockholders' Equity (Deficiency): (Continued)

(a)  Common stock issuances: (Continued)

Fiscal 2019

Subsequent to the year ended December 31, 2018, the Company closed a TSX Venture Exchange approved private placement financing totaling $2,000,000. The private placement consisted of 5,000,000 shares priced at $0.40 per share. Pursuant to the private placement the Company paid a commission of $200,000 and incurred share issuance expense of $13,546.

(b)  Warrants

A summary of warrant activity for the warranty for the years ended December 31, 2018 and 2017 are as follows:

	Number of warrants	Weighted average exercise price
Outstanding, December 31, 2016	-	$-

Granted	2,323,779	0.43 - 0.49
Granted	2,887,895	0.44 - 0.52
Granted	128,600	0.44 - 0.52
Exercised	(121,111)	(0.43)

Outstanding, December 31, 2017	5,219,163	0.48

Granted	-	-
Exercised	(1,215,000)	(0.50)
Expired, unexercised	(4,004,163)	(0.51)

Outstanding December 31, 2018	-	$-

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

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2018 and 2017

8.   Stockholders' Equity (Deficiency): (Continued)

(c)  Stock option plans: (Continued)

During the year ended December 31, 2018, the Company granted 2,130,000 options, of which 710,000 options were fully vested expiring on June 4, 2023, with an exercise price of CAD$0.54 (US$0.42), 1,275,000 options were fully vested expiring on June 4, 2023, with an exercise price of $0.50 and 145,000 options were issued where 10% vests on grant date, 15% one year following grant date and 2% per month thereafter, with an exercise price of CAD$0.54 (US$0.42) to employees and consultants.

During the year ended December 31, 2017, the Company granted 725,000 options of which 350,000 options were fully vested expiring on November 8 , 2022, with an exercise price of CAD$0.54 (US$0.42) and 375,000 options were issued where 10% vests on grant date, 15% one year following grant date and 2% per month thereafter, with an exercise price of CAD$0.54 (US$0.42).

As at December 31, 2018, there were a total of 3,575,000 stock options (2017 - 1,605,000) outstanding. During the year ended December 31, 2018, there were nil options exercised (2017 - nil) and 160,000 options expired unexercised (2017 - 130,000).

Of the options outstanding at December 31, 2018, a total of 3,190,000 (2017 -1,230,000) were fully vested and a total of 385,000 (2017 - 375,000) were issued where 10% vests at the grant date, 15% one year following the grant date and 2% per month starting 13 months after the grant date. A total of 3,273,550 (2017 - 1,267,500) of these common stock purchase options had vested at December 31, 2018.

A summary of stock option activity for the stock option plans for the years ended December 31, 2018 and 2017 are as follows:

	Number of options	Weighted average exercise price
Outstanding, December 31, 2016	1,010,000	$0.42

Granted	725,000	0.42
Exercised	-	-
Cancelled	(130,000)	(0.42)

Outstanding, December 31, 2017	1,605,000	0.42

Granted	2,130,000	0.47
Exercised	-	-
Cancelled	(160,000)	(0.42)

Outstanding December 31, 2018	3,575,000	$0.45

The aggregate intrinsic value for options as of December 31, 2018 was $nil (2017 - $nil).

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2018 and 2017

8.   Stockholders' Equity (Deficiency): (Continued)

(c)  Stock option plans: (Continued)

The following table summarizes information concerning outstanding and exercisable stock options at December 31, 2018:

Range of exercise prices per share	Number outstanding	Number exercisable	Expiry date
$ 0.42	855,000	855,000	December 20, 2021
0.42	615,000	421,550	November 8, 2022
0.42	830,000	722,000	June 4, 2023
0.50	1,275,000	1,275,000	June 4, 2023
	3,575,000	3,273,550

The Company recorded stock-based compensation of $595,580 on the 2,130,000 options granted and vested (2017 - $43,212 on the 725,000 options granted and vested) and as per the Black-Scholes option-pricing model, with a weighted average fair value per option of $0.29 (2017 - $0.13).

Subsequent to the year ended December 31, 2018, 110,000 options were cancelled unexercised.

9.   Commitments:

The Company leases office facilities in Vancouver, British Columbia, Canada, and The Valley, Anguilla, British West Indies. These office facilities are leased under operating lease agreements. One of the Canadian operating lease expired on December 31, 2016, but unless 30 day notice is given this lease automatically renews on a month to month basis until notice is given. The second operating lease in Vancouver, Canada is on a month to month basis until notice is given.

The Anguillan operating lease expired on April 1, 2011 but unless 3 month's notice is given it automatically renews for a further 3 months.

Minimum lease payments under these operating leases are approximately as follows:

2019	$2,246
2020	-

The Company paid rent expense totaling $28,287 for the year ended December 31, 2018 (2017 - $19,018).

Subsequent to the year ended December 31, 2018, the Company signed a five year lease ending March 2024. This facility comprises approximately 1,459 square feet. The Company will account for the lease in accordance with ASU 2016-02 (Topic 842) and will recognize an asset and liability.

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2018 and 2017

9.   Commitments: (Continued)

The minimum lease payments under this operating lease are approximately as follows:

2019	$30,225
2020	40,769
2021	41,840
2022	42,910
2023	43,980
2024	11,062

The Company has a management consulting agreement with T.M. Williams (Row), Inc., an Anguilla incorporated company, and Mr. T. M. Williams. During the year ended December 31, 2014, the Company amended a previous agreement with Mr. T. M. Williams to provide for a consultancy payment of 2.5% of the monthly social bingo business with a minimum of $11,000 and a maximum of $25,000 per month.

During the year ended December 31, 2014, the Company entered into an agreement with Jayska Consulting Ltd. and Mr. J. M. Williams, Co-Chief Executive Officer of the Company for the provision of services of Mr. J. M. Williams as Chief Executive Officer of the Company. The Consulting agreement provides for a consultancy payment of GBP5,000 per month. In addition, during the year ended December 31, 2014, the Company entered into an agreement with LVA Media Inc. and Mr. J. M. Williams, for the provision of services of Mr. J. M. Williams as Chief Executive Officer of the Company. The Consulting agreement provides for a consultancy payment of 2.5% of the monthly social bingo business with a minimum of $7,500 and a maximum of $25,000 per month.

As at December 31, 2018, the Company had a number of renewable license commitments with large brands, including, Garfield, Moomins, Mr Men and Little Miss, Mr. Bean, Peter Rabbit, Pororo and the Winx club. These agreements have commitments to pay royalties on the revenue from the licenses subject to the following minimum guarantee payments:

2019	$26,364
2020	3,000
2021	-

The Company expensed the minimum guarantee payments over the life of the agreement and recognized license expense of $32,009 (2017 - $12,888) for the year ended December 31, 2018.

10.  Income taxes:

Shoal Games Ltd. is domiciled in the tax-free jurisdiction of Anguilla, British West Indies. However certain of the Company's subsidiaries incur income taxation.

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2018 and 2017

10.  Income taxes: (Continued)

The Tax Cuts and Jobs Act ("Tax Act") was signed into law on December 22, 2017. Included as part of the law, was a permanent reduction in the U.S. federal corporate income tax rate from 34% to 21% effective January 1, 2018.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2018 and 2017, are presented below:

	2018	2017
Computed "expected" tax benefit (expense)	$544,495	$592,264
Reduction in income taxes resulting from income taxes in other tax jurisdictions	(337,087)	(494,697)
Other	(403)	(30)
Change in taxation rates in other jurisdictions	(2,933)	-
Change in exchange rates	58,486	21,016
Change in valuation allowance	(173,037)	(87,792)
	$89,521	$30,761

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2018 and 2017 are presented below:

	2018	2017
Deferred tax assets:
Net operating loss carry forwards	$275,846	$102,809

Valuation Allowance	(275,846)	(102,809)
	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2018 and 2017, was $275,846 and $102,809, respectively.  The net change in the total valuation allowance was an increase of $173,037 for the year ended December 31, 2018 (2017 - $87,792).

As at December 31, 2018, the Company's had $618,204 of non-capital losses expiring through December 31, 2038.

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

During the year ended December 31, 2018, Shoal Media (Canada) Inc., a subsidiary of Shoal Games Ltd., received the British Columbia Interactive Digital Media Tax Credit of CAD$116,085 ($89,521) (2017 - CAD$39,919 ($30,761)) from the British Columbia Provincial Government. The Company recognized this tax credit as a recovery of income tax expense on the statement of operations upon receipt of funds.

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2018 and 2017

11. Related party transactions:

The Company has a liability of $nil (2017 - $33,000) to a company owned by a current director and officer of the Company for payment of consulting fees of $132,000 (2017 - $132,000) by the current director and officer of the Company.

The Company has a liability of $nil (2017 - $97) to a current director and officer of the Company for expenses incurred.

The Company has a liability of $1,647 (2017 - $3,982) to a current director and officer of the Company for expenses incurred.

The Company has a liability of $nil (2017 - $nil) to a company owned by a current director and officer of the Company for payment of consulting fees of $80,128 (2017 - $77,310) by the current director and officer of the Company.

The Company has a liability of $nil (2017 - $nil) to a company owned by a current director and officer of the Company for payment of consulting fees of $90,000 (2017 - $90,000) by the current director and officer of the Company.

The Company has a liability of $1,500 (2017 - $1,000), to independent directors of the Company for payment of consulting fees. During the year ended December 31, 2018, the Company paid $4,500 (2017 - $5,500) to the independent directors in director fees.

The Company has a liability of $7,317 (2017 - $6,106), to an officer of the Company for payment of consulting fees and expenses incurred of $109,079 (2017 - $93,078) by the officer of the Company.

The Company has promissory notes totaling $nil (2017 - $600,235), including interest, from shareholders holding more than 10% of the Company. The interest on the notes are 2% per annum, calculated and compounded annually and paid annually. During the quarter ended June 30, 2018, these promissory notes were settled through a warrant exercise for 1,200,000 shares, in a non-cash transaction.

During the year ended December 31, 2017, the directors and shareholders holding more than 10% of the Company's shares subscribed for 1,200,000 units totaling CAD$540,000 ($408,102) in the private placement.

During the year ended December 31, 2018, the Company granted 700,000 (2017 - 125,000) options with an exercise price of CAD$0.54 (approximately $0.42) for both fiscal 2018 and fiscal 2017 per share and 275,000 (2017 - nil) with an exercise price of $0.50 for fiscal 2018, to related parties. The Company expensed $281,492 (2017 - $13,110) in stock-based compensation for these options granted to related parties.

The Company has a receivable of $2,305 (2017 - $2,630) from a company of which a previous director of the Company is a director.

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2018 and 2017

11. Related party transactions: (Continued)

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

12. Segmented information:

The Company operates in one reportable business segment, the sale of in-app purchases on Trophy Bingo and Garfield's Bingo; the premium purchase for Rooplay Originals and recurring subscription revenues from Rooplay.

The Company had the following revenue by geographical region.

	2018	2017
Total revenue from continuing operations
Western Europe	$13,994	$10,940
Central, Eastern and Southern Europe	864	486
Nordics	982	875
North America	73,618	63,155
Other	17,520	18,019
Total revenue	$106,978	$93,475

Equipment

The Company's equipment is located as follows:

Net Book Value	2018	2017

Anguilla	$368	$552
Canada	12,911	8,353
United Kingdom	2,976	815
	$16,255	$9,720

13. Concentrations:

      Major customers

During the year ended December 31, 2018 and 2017, the Company sold subscriptions on its site Rooplay and sold in-app purchases on its social bingo sites, Trophy Bingo and Garfield's Bingo and premium purchases of Rooplay Originals. There was no single player who had purchased more than 10% of the Rooplay, Trophy Bingo and Garfield's Bingo revenue. The Company is reliant on the Google App, iOS App and Amazon App Stores to provide a platform for Rooplay, Trophy Bingo and Garfield's Bingo to be played thereon.

During the year ended December 31, 2018 and 2017, the Company offered limited advertising. The Company is reliant on one sales customer who provides the advertising revenue.

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

SHOAL GAMES LTD. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2018 and 2017

14. Concentrations of credit risk: (Continued)

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions.  At December 31, 2018, the Company had total cash balances of $641,536 (2017 - $478,397) at financial institutions, where $489,235 (2017 - $336,756) is in excess of federally insured limits.

The Company has concentrations of credit risk with respect to accounts receivable, the majority of its accounts receivable are concentrated geographically in the United States amongst a small number of customers.

As of December 31, 2018, the Company had three customers, totaling $8,814 who accounted for greater than 10% of the total accounts receivable. As of December 31, 2017, the Company had four customers, totaling $9,066 who accounted for greater than 10% of the total accounts receivable.

The Company controls credit risk through monitoring procedures and receiving prepayments of cash for services rendered.  The Company performs credit evaluations of its customers but generally does not require collateral to secure accounts receivable.

15.  Subsequent event:

Subsequent to the year ended December 31, 2018, the Company issued 52,450,286 shares for total consideration of $20,603,656 in the acquisition of all the issued and outstanding ordinary and preferred shares in the capital stock of Kidoz Ltd., a company incorporated under the laws of the State of Israel. Kidoz Ltd. is a global kids' content distribution and monetization marketplace. The Company paid a commission of US$130,000 and incurred share issuance costs of $85,135. The acquisition closed with the effective date of acquisition being February 28, 2019.

The acquisition enables the global reach of Kidoz's content network to be efficiently combined with the Company's Rooplay subscription OTT platform.

This acquisition is accounted for as a business combination. As at the date of this report, the Company is unable to accurately determine the assets and liabilities of Kidoz Ltd. effective February 28, 2019, since a portion of the revenue / receivables and expenses / payables are based on their customer and suppliers reports which are not yet available from third party sources. On acquisition of Kidoz Ltd., the Company allocated the purchase price to the fair value of the net assets acquired. However, as certain information regarding Kidoz's Ltd.'s working capital, intangible assets and resulting goodwill is not yet finalized, these figures are subject to change. The provisional measurements of assets and liabilities may be retrospectively adjusted when new information is obtained until the final measurements are determined within one year of the acquisition date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 4, 2010, we engaged Davidson & Company LLP, as its independent registered public accounting firm, to audit our financial statements. The decision to engage Davidson & Company LLP was approved by our Board of Directors at a Board meeting called for such purpose.

There have not been any changes in accountants for the years ended December 31, 2018 and 2017.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)        Management's responsibility

Our management acknowledges its responsibility for establishing and maintaining adequate internal control over financial reporting of the Company.

(b)        Evaluation of disclosure controls and procedures.

Our management, including the Executive Chairman, Chief Executive Officer and the Chief Financial Officer, evaluated the disclosure controls and procedures of the Company within 90 days prior to the date of this report, and found them to be operating efficiently and effectively to ensure that information required to be disclosed by us under the general rules and regulations promulgated under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified by rules and regulations of the SEC.

These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management, including our principal executive officers and principal financial officer as appropriate to allow timely decisions regarding required disclosure. However our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Our management evaluated of the effectiveness of the Company's design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(f), based on the framework set forth in the Internal Control-Integrated Framework (1992) issued by the by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, we believe that, as of December 31, 2018, the Company's internal control over financial reporting is effective under the COSO framework.

(c)        Changes in internal controls.

There were no significant changes in our internal controls or other factors that could significantly affect our internal controls during the year ended December 31, 2018, and to the date of filing this annual report.

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers as at December 31, 2018, are as follows:

Name	Age	Position	Audit Committee	Governance Committee	Compensation Committee
T. M. Williams	78	Executive Chairman	X		X
J. M. Williams	43	Chief Executive Officer	X	X
F. Curtis	54	Non Executive Director	X	X*	X*
C. Kalborg	57	Non Executive Director	X*	X	X
H. W. Bromley	48	Chief Financial Officer

X* - Chairman of Committee

Mr. W. Moore did not stand for re-election at the November 14, 2018 AGM.

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

Mr. C. Kalborg is a 20-year licensing veteran with experience from leading game companies such as Rovio (the makers of Angry Birds) and King.com (the makers of Candy Crush). Taking on the aptly named role of licensing guru, Kalborg has gathered close to 50 licensees and established a network of regional agents for Candy Crush around the world. Those agents include Striker Entertainment in the U.S. and Canada; Tycoon Enterprises in Latin America (except Argentina and Brazil); Tycoon 360 in Brazil; IMC in Argentina; Mediogen in Israel; Sinerji in Turkey; Pacific Licensing Studio in Southeast Asia; Wild Pumpkin Licensing in Australia and New Zealand; PPW in greater China; and Voozclub in Korea. Claes brings a wealth of experience and a deep network in licensing and technology to Shoal Games.

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

Subsequent to the year ended December 31, 2018, Mr. E. Ben Tora, Mr. M. David and Mr. J. Mendelbaum have been invited to join the board of directors of Shoal Games Ltd.

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

DIRECTOR COMPENSATION

The Non Executive Directors receive a cash compensation for their services as members of the Board of Directors based on a compensation per meeting. During the year ended December 31, 2018, the Non Executive Directors collectively received compensation of $4,500 (Fiscal 2017 - $5,500). The Executive directors currently do not receive cash compensation for their services as members of the Board of Directors. In addition, both the Non Executive and the Executive Directors are reimbursed for expenses in connection with attendance at Board of Directors meetings and specific business meetings.  Directors are eligible to participate in our stock option plans. Option grants to directors are at the discretion of the Board of Directors acting upon the recommendation of the Compensation committee.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table describes the compensation we paid to our Chief Executive Officer and directors (the "Named Executive Officer").

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-term Compensation
Name and Principal Position	Year	Fees	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options /	All Other Compensation
		$	$	$	$	SARs (#)	$
T.M. Williams -	2018	132,000	-	-	-	175,000	-
Executive	2017	132,000	-	-	-	25,000	-
Chairman (1)	2016	132,000	-	-	-	100,000	-
J. M. Williams	2018	170,128	-	-	-	175,000	-
CEO (2)	2017	167,310	-	-	-	25,000	-
	2016	171,285	-	-	-	100,000	-
H. W. Bromley	2018	109,079	-	-	-	175,000	-
CFO (3)	2017	93,078	-	-	-	25,000	-
	2016	63,655	-	-	-	100,000	-

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

OPTION GRANTS IN THE LAST FISCAL YEAR

During the year ended December 31, 2018, the Company granted 2,130,000 options, of which 710,000 options were fully vested, 5 year, options granted with an exercise price of CAD$0.54 (US$0.42), 1,275,000 options were fully vested, 5 year options granted with an exercise price of $0.50 and 145,000 options were vesting, 5 year options granted with an exercise price of CAD$0.54 (US$0.42) to employees and consultants.

During the year ended December 31, 2018, nil (2017 - nil) options were exercised. During the year ended December 31, 2018, 160,000 (2017 - 130,000) options were cancelled.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of March 21, 2019, by:

-     each person known by us to beneficially own 5% or more of our outstanding common stock;

-     each of our directors;

-     each of the Named Executive Officers; and

-     all of our directors and Named Executive Officers as a group.

In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or direct the disposition of such security. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or debentures held by that person that are currently exercisable or convertible or exercisable or convertible within 60 days of March 21, 2019, are deemed outstanding.

Percentage of beneficial ownership is based upon 131,124,989  shares of common stock outstanding at March 21, 2019. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
T. M. Williams Suite 4501 1011 West Cordova Street Vancouver, BC V6C 0B2 Canada	17,731,816	(1)	13.52%

J. M. Williams Flat 16 Bridgewater square London, EC2Y 8AG United Kingdom	708.200	(2)	0.54%

F. Curtis Ard Na Mara, Box 1127 Anguilla, B.W. I.	350,000	(3)	0.27%

C. Kalborg Tattbyvagen 11 Saltsjobaden Sweden	300,000	(4)	0.23%

H. W. Bromley 3851 Edgemont Boulevard North Vancouver BC, V7R 2P9 Canada	675,000	(5)	0.51%

W. G. Moore Clare Hall Clare, Nr Sudbury Suffolk CO10 8PJ United Kingdom	125,000	(6)	0.16%

All directors and Named Executive Officers as a group (5 persons)	19,182,524		15.23%

Pendinas Limited Ballacarrick, Pooilvaaish Road Castletown, IM9 4PJ Isle of Man	27,704,464	(7)	21.13%

Wydler Global Equity Fund Claridenstrasse 20 Zurich, 8002 Switzertland	12,200,000	(8)	9.30%

Ordan Enterprises Ltd. (c/o Aryeh Mergi, RTCapital) 54 Ehad Haam Street Tel Aviv, 6520216, Israel	8,670,807	(9)	6.61%

Gai Havkin 14 Hahadas Street Hadera, 38246, Israel	8,156,590	(10)	6.22%

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
Lool Ventures Limited Partnership 2 Tushiya Street Tel Aviv, 6721802, Israel	7,946,755	11	6.06%

Norma Investment Ltd. 4/1 Sadovnicheskaya Street,115035 Moscow, Russia	7,700,752	12	5.87%

(1)  Includes 17,431,816 shares held directly by Mr. T. M. Williams and 300,000 shares of common stock that may be issued upon the exercise of 300,000 stock purchase options with an exercise price of CAD$0.54 (approximately US$0.42) per share.

(2)  Includes, 408,200 shares held directly by Mr. J. M. Williams and 300,000 shares of common stock that may be issued upon the exercise of 300,000 stock purchase options with an exercise price of CAD$0.54 (approximately US$0.42) per share.

(3)   Includes 50,000 shares held directly by Ms. F. Curtis and 300,000 shares of common stock that may be issued upon the exercise of 300,000 stock purchase options with an exercise price of CAD$0.54 (approximately US$0.42) per share.

(4)  Includes 300,000 shares of common stock that may be issued upon the exercise of 300,000 stock purchase options with an exercise price of CAD$0.54 (approximately US$0.42) per share.

(5)  Includes, 375,000 shares held directly by Mr. H. W. Bromley and 300,000 shares of common stock that may be issued upon the exercise of 300,000 stock purchase options with an exercise price of CAD$0.54 (approximately US$0.42) per share.

(6)  Includes, 125,000 shares held directly by Mr. W. Moore and 125,000 shares of common stock that may be issued upon the exercise of 300,000 stock purchase options with an exercise price of CAD$0.54 (approximately US$0.42) per share. Mr. W. Moore did not stand for re-election at the AGM on November 14, 2018.

(7)   Includes 27,704,464 shares held directly by Pendinas Ltd., a company wholly owned by Mr. G. R. Williams. Mr. G. R. Williams is not related to Mr. T. M. Williams nor Mr. J. M. Williams.

(8)   Includes 12,200,000 shares held directly by Wydler Global Equity Fund.

(9)   Includes 8,670,807 shares held directly by Ordan Enterprises Ltd.

(10) Includes 8,156,590 shares held directly by Gai Havkin.

(11) Includes 7,946,755 shares held directly by Lool Ventures Limited Partnership.

(12) Includes 7,700,752 shares held directly by Norma Investment Limited.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has a liability of $nil (2017 - $33,000) to a company owned by a current director and officer of the Company for payment of consulting fees of $132,000 (2017 - $132,000) by the current director and officer of the Company.

The Company has a liability of $nil (2017 - $97) to a current director and officer of the Company for expenses incurred.

The Company has a liability of $1,647 (2017 - $3,982) to a current director and officer of the Company for expenses incurred.

The Company has a liability of $nil (2017 - $nil) to a company owned by a current director and officer of the Company for payment of consulting fees of $80,128 (2017 - $77,310) by the current director and officer of the Company.

The Company has a liability of $nil (2017 - $nil) to a company owned by a current director and officer of the Company for payment of consulting fees of $90,000 (2017 - $90,000) by the current director and officer of the Company.

The Company has a liability of $1,500 (2017 - $1,000), to independent directors of the Company for payment of consulting fees. During the year ended December 31, 2018, the Company paid $4,500 (2017 - $5,500) to the independent directors in director fees.

The Company has a liability of $7,317 (2017 - $6,106), to an officer of the Company for payment of consulting fees and expenses incurred of $109,079 (2017 - $93,078) by the officer of the Company.

The Company has promissory notes totaling $nil (2017 - $600,235), including interest, from shareholders holding more than 10% of the Company. The interest on the notes are 2% per annum, calculated and compounded annually and paid annually. During the quarter ended June 30, 2018, these promissory notes were settled through a warrant exercise for 1,200,000 shares, in a non-cash transaction.

During the year ended December 31, 2017, the directors and shareholders holding more than 10% of the Company's shares subscribed for 1,200,000 units totaling CAD$540,000 ($408,102) in the private placement.

uring the year ended December 31, 2018, the Company granted 700,000 (2017 - 125,000) options with an exercise price of CAD$0.54 (approximately $0.42) for both fiscal 2018 and fiscal 2017 per share and 275,000 (2017 - nil) with an exercise price of $0.50 for fiscal 2018, to related parties. The Company expensed $281,492 (2017 - $13,110) in stock-based compensation for these options granted to related parties.

The Company has a receivable of $2,305 (2017 - $2,630) from a company of which a previous director of the Company is a director.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended December 31, 2018, the Company incurred fees of $43,352 (2017 - $39,115) from the principal accountant during fiscal 2018 -  Davidson & Company LLP, $43,352 of these fees related to audit fees (2017 - $39,115).

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

Date:    March 21, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By:       /s/ J. M. Williams                      Chief Executive Officer             March 21, 2019

J. M. Williams

By:       /s/ H. W. Bromley                     Chief Financial Officer              March 21, 2019

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

(c)   Evaluated the effectiveness of Shoal Games Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of December 31, 2018, covered by this annual report based on such evaluation; and

(d)   Disclosed in this report any change Shoal Games Ltd.'s internal control over financial reporting that occurred during Shoal Games Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Shoal Games Ltd.'s internal control over financial reporting; and

5.  Shoal Games Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Shoal Games Ltd.'s auditors and the audit committee of Shoal Games Ltd.'s  board of directors (or persons performing the equivalent functions):

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

Signed :            /s/ J. M. Williams                                                                      Date : March 21, 2019

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

(c)   Evaluated the effectiveness of Shoal Games Ltd.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of December 31, 2018, covered by this annual report based on such evaluation; and

(d)   Disclosed in this report any change Shoal Games Ltd.'s internal control over financial reporting that occurred during Shoal Games Ltd.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Shoal Games Ltd.'s internal control over financial reporting; and

5.  Shoal Games Ltd.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Shoal Games Ltd.'s auditors and the audit committee of Shoal Games Ltd.'s board of directors (or persons performing the equivalent functions):

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

Signed : /s/ H. W. Bromley                                                                   Date : March 21, 2019

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Shoal Games Ltd. (the "Company") on Form 10-K for the period ended December 31, 2018, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        March 21, 2019

A signed original of this written statement required by Section 906 has been provided to Shoal Games Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Shoal Games Ltd. (the "Company") on Form 10-K for the period ended December 31, 2018, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        March 21, 2019

A signed original of this written statement required by Section 906 has been provided to Shoal Games Ltd. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT LIST

The following instruments are included as exhibits to this Report.  Exhibits incorporated by reference are so indicated.

Exhibit Number	Description
4.4	Convertible Debenture between the Company and unrelated parties dated July 2, 2002. (b)
4.5	Common Stock Purchase Warrant between the Company and unrelated parties dated July 2, 2002. (b)
10.2	Asset Purchase Agreement by and between Bingo, Inc. and Progressive Lumber, Corp. dated January 18, 1999. (a)
10.24	Amended Consulting Agreement dated February 28, 2002, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (c)
10.32	Code of Business Conduct and Ethics dated December 22, 2006. (d)
10.33	Amended Consulting Agreement dated June 16, 2010, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (e)
10.37	Amended Consulting Agreement dated August 1, 2013, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (f)
10.38	Consulting Agreement dated January 1, 2014, between the Company, Jayska Consulting Ltd., and J.M. Williams. (f)
10.39	Consulting Agreement dated January 1, 2014, between the Company, LVA Media Inc., and J.M. Williams. (f)
10.41	Consulting Agreement dated January 1, 2014, between the Company, Bromley Accounting Services Limited, and H. W. Bromley. (f)
10.42	Share Purchase Agreement for the purchase of Kidoz Ltd. (g)
31.1	Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 21, 2019.
31.2	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 21, 2019.
32.1	Certification from the Chief Executive Officer of Shoal Games Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 21, 2019.
32.2	Certification from the Chief Financial Officer of Shoal Games Ltd. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 21, 2019.

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

(d) Previously filed with the Company's report on Form 8-K on December 26, 2006.

(e) Previously filed with the Company's report on Form 8-K on June 17, 2010.

(f) Previously filed with the Company's report on Form 8-K on March 24, 2014.

(g) Previously filed with the Company's report on Form 8-K on March 12, 2019.