Form 10-Q
period 2019-03-31
KIDOZ INC.
filed 2019-05-16
CIK 1318482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

[    ]      [    ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT
                        For the transition period from _____________ to ____________

Commission File Number:  333-120120-01

KIDOZ INC.

(Previously Shoal Games Ltd.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer's common stock, no par value per share, was 131,124,989 as of May 15, 2019.

KIDOZ INC.

(Previously Shoal Games Ltd.)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2019

PART I - FINANCIAL INFORMATION

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Consolidated Balance Sheets

(Unaudited)

As at	March 31, 2019	December 31, 2018

Assets
Current assets:
Cash	$1,831,085	$641,536
Accounts receivable less allowance for doubtful accounts $27,666 (December 31, 2018 - $27,666) (Note 4)	1,064,951	12,103
Prepaid expenses	137,621	99,739
Total Current Assets	3,033,657	753,378

Equipment, net	31,227	16,255
Goodwill and indentified intangible assets (Note 3)	19,904,122	-
Operating lease right-of-use assets (Note 10)	42,296	-
Security deposit	10,713	-

Total Assets	$23,022,015	$769,633

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$252,970	$15,404
Accrued liabilities	357,650	64,937
Accounts payable and accrued liabilities - related party (Note 12)	7,075	10,464
Operating lease liabilities - current portion (Note 10)	34,625	-
Short term loan (Note 7)	137,665	-
Total Current Liabilities	789,985	90,805

Operating lease liabilities, net of current portion (Note 10)	7,671	-

Total Liabilities	797,656	90,805

Commitments (Note 9)

Stockholders' Equity (Note 8):
Common stock, no par value, unlimited shares authorized, 131,124,989 shares issued and outstanding (December 31, 2018 - 73,674,703)	48,924,303	26,552,468
Accumulated deficit	(26,724,524)	(25,898,220)
Accumulated other comprehensive income: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	22,224,359	678,828

Total Liabilities and Stockholders' Equity	$23,022,015	$769,633

See accompanying notes to the consolidated financial statements.

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Consolidated Statements of Operations and Comprehensive Loss

For Periods Ended March 31, 2019 and 2018

(Unaudited)

	2019	2018

Revenue:
Ad tech advertising revenue	$230,862	$-
Content revenue	75,094	24,351
Total revenue	305,956	24,351

Cost of sales:	177,961	-
Total cost of sales	177,961	-

Gross profit	127,995	24,351

Operating expenses:
Acquisition of subsidiary (Note 3)	195,063	-
Depreciation and amortization	1,748	1,089
Directors fees	1,000	1,500
General and administrative	105,928	83,708
Promissory note accretion interest (Note 6)	-	18,796
Salaries, wages, consultants and benefits	288,663	161,422
Selling and marketing	86,352	157,184
Stock-based compensation (Note 8)	4,980	3,693
Content and software development (Note 5)	254,457	270,619
Total operating expenses	938,191	698,011

Loss before other income (expense) and income taxes	(810,196)	(673,660)

Other income (expense):
Foreign exchange (loss) gain	(16,162)	9,403
Interest and other income	54	4
Loss on derivative liability - warrants (Note 6)	-	(171,115)

Loss before income taxes	(826,304)	(835,368)

Income tax expense	-	-
Loss after tax	(826,304)	(835,368)

Other comprehensive income (loss)	-	-

Comprehensive loss	$(826,304)	$(835,368)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average common shares outstanding, basic	90,909,789	68,254,870
Weighted average common shares outstanding, diluted	90,909,789	68,254,870

See accompanying notes to the consolidated financial statements.

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Consolidated Statements of Stockholders' Equity (Deficiency)

For the periods ended March 31, 2019 and 2018

(Unaudited)

	Three-Month period Ended March 31, 2019
	Common stock			Accumulated Other Comprehensive income
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2018	73,674,703	$26,552,468	($25,898,220)	$ 24,580	$678,828

Acquisition of subsidiary	52,450,286	20,603,655			20,603,655

Private placement	5,000,000	2,000,000	-	-	2,000,000

Share issuance costs	-	(236,800)	-	-	(236,800)

Stock-based compensation	-	4,980	-	-	4,980

Net loss and comprehensive loss	-	-	(826,304)	-	(826,304)
Balance, March 31, 2019	131,124,989	$48,924,303	$ (26,724,524)	$ 24,580	$22,224,359

	Common stock			Accumulated Other Comprehensive income
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity (Deficiency)
Balance, December 31, 2017	65,169,703	$23,133,400	($23,305,389)	$ 24,580	($147,409)

Exercise of Warrants	15,000	6,600	-	-	6,600

Private placement	7,290,000	2,551,500	-	-	2,551,500

Share issuance costs	-	(271,358)	-	-	(271,358)

Stock-based compensation	-	3,693	-	-	3,693

Net loss and comprehensive loss	-	-	(835,368)	-	(835,368)
Balance, March 31, 2018	72,474,703	$25,423,835	$ (24,140,757)	$ 24,580	$1,307,658

See accompanying notes to the consolidated financial statements.

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Consolidated Statements of Cash Flows

For the three month periods ended March 31, 2019 and 2018

(Unaudited)

	2019	2018
Cash flows from operating activities:
Net loss	$(826,304)	$(835,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,748	1,089
Accretion of promissory note	-	15,895
Loss on derivative liability - warrants	-	171,115
Promissory note - accrued interest	-	2,901
Stock-based compensation	4,980	3,693

Changes in operating assets and liabilities:
Accounts receivable	22,047	(4,541)
Prepaid expenses	(15,629)	(25,624)
Accounts payable and accrued liabilities	215,325	13,428
Net cash used in operating activities	(597,833)	(657,412)

Cash flows from investing activities:
Acquisition of equipment	(1,847)	(5,097)
Acquisition of subsidiary	183,264	-
Security deposits	(10,713)	-
Net cash provided by (used in) investing activities	170,704	(5,097)

Cash flows from financing activities:
Private placement, net	1,763,200	2,280,142
Repayment of short-term loan	(146,522)	-
Warrant exercised	-	6,600
Net cash generated by financing activities	1,616,678	2,286,742

Change in cash	1,189,549	1,624,233

Cash, beginning of period	641,536	478,397
Cash, end of period	$1,831,085	$2,102,630

Supplementary information:
Interest paid	$(1,346)	$-
Income taxes paid	$-	$-

Non-cash investing activity - operating lease right to use asset	$(53,060)	$-
Non-cash investing activity - operating lease liabilities	$53,060	$-

See accompanying notes to the consolidated financial statements.

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2019 and 2018

(Unaudited)

1.         Basis of Presentation:

The accompanying unaudited financial statements have been prepared by Kidoz Inc. (previously Shoal Games Ltd.) ("the Company") in conformity with accounting principles generally accepted in the United States of America ("US GAAP") applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations.  In the opinion of management, the unaudited interim consolidated financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented.  All adjustments are of a normal recurring nature, except as otherwise noted below.  These unaudited interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2018, included in the Company's Annual Report on Form 10-K, filed March 21, 2019, with the Securities and Exchange Commission.  The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Continuing operations

These unaudited interim consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses from operations for the quarters ended March 31, 2019 and 2018, and has an accumulated deficit of $26,724,524 as at March 31, 2019.  These material uncertainties raise substantial doubt about the Company's ability to continue as a going concern.

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

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2019 and 2018

(Unaudited)

2.         Summary of significant accounting policies:

(a)     Basis of presentation:

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") applicable to annual financial information and with the rules and regulations of the United States Securities and Exchange Commission. The financial statements include the accounts of the Company's subsidiaries:

Company	Registered	% Owned
Shoal Media (Canada) Inc.	British Columbia, Canada	100%
Coral Reef Marketing Inc.	Anguilla	100%
Kidoz Ltd.	Israel	100%
Rooplay Media Ltd.	British Columbia, Canada	100%
Rooplay Media Kenya Limited	Kenya	100%
Shoal Media Inc.	Anguilla	100%
Shoal Games (UK) Plc	United Kingdom	99%
Shoal Media (UK) Ltd.	United Kingdom	100%

In addition, there are the following dormant subsidiaries; Bingo.com (Antigua) Inc., Bingo.com (Wyoming) Inc., and Bingo Acquisition Corp.

During the quarter ended March 31, 2019, the Company acquired Kidoz Ltd.. a company incorporated under the laws of Israel. (Note 3)

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

Significant areas requiring the use of estimates include the collectability of accounts receivable, stock-based compensation, the valuation of deferred tax assets, the valuation of the acquisition of Kidoz Ltd. and the estimated interest rate of 12% for the right of use assets. Actual results may differ significantly from these estimates.

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2019 and 2018

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(c)     Revenue recognition:

Ad tech advertising revenues is recognized when advertising is served and when collection of the amounts are reasonably assured.

The Company recognizes content revenue in accordance with general revenue recognition accounting guidance, when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable.

The content revenue includes sale of in-game and premium purchases, net of platform fees, in-game advertising, subscriptions. and revenue is recognized when delivery has occurred and the collection of the amounts are reasonably assured.

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

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2019 and 2018

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(e)   Software Development Costs: (Continued)

Total software development costs were $6,971,267 as at March 31, 2019 (December 31, 2018 - $6,716,810).

(f)  Stock-based compensation:

The Company recognizes all stock-based compensation as an expense in the financial statements and that such cost be measured at the fair value of the award.

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2019	2018
Expected dividend yield	-	-
Expected stock price volatility	-	109%
Weighted average volatility	-	96%
Risk-free interest rate	-	1.97%
Expected life of options	-	5 years
Forfeiture rate	-	5%

(g)  Right of use assets:

The Company determines if an agreement is a lease at inception. The Company evaluates the lease terms to determine whether the lease will be accounted for as an operating or finance lease. Operating leases are included in operating lease right-of-use ("ROU") assets, operating lease liabilities, current portion, and operating lease liabilities, net of current portion in the consolidated balance sheets.

ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

A lease that transfers substantially all of the benefits and risks incidental to ownership of property are accounted for as finance leases. At the inception of a finance lease, an asset and finance lease

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2019 and 2018

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(g)  Right of use assets: (Continued)

obligation is recorded at an amount equal to the lesser of the present value of the minimum lease payments and the property's fair market value. Finance lease obligations are classified as either current or long-term based on the due dates of future minimum lease payments, net of interest.

(h)  Business Combinations:

When the Company acquires a business, the purchase consideration is allocated to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated respective fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require the Company to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. The Company's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to non-operating income (expense) in the consolidated statements of operations.

(i)   New accounting pronouncements and changes in accounting policy:

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments". The accounting standard changes the methodology for measuring credit losses on financial instruments and the timing when such losses are recorded. ASU No. 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses ("ASU 2018-19") . ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which replaces the "incurred loss" impairment methodology with an approach based on "expected losses" to estimate credit losses on certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2019 and 2018

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(i)   New accounting pronouncements and changes in accounting policy: (Continued)

The guidance requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The Update also modified the accounting for available-for-sale ("AFS") debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments-Credit Losses-Available-for-Sale Debt Securities . Credit losses relating to AFS debt securities will be recorded through an allowance for credit losses. The codification improvements in ASU 2019-04 clarify that an entity should include recoveries when estimating the allowance for credit losses. The amendments specify that expected recoveries of amounts previously written off and expected to be written off should be included in the valuation account and should not exceed the aggregate of amounts previously written off and expected to be written off by the entity. In addition, for collateral dependent financial assets, the amendments clarify that an allowance for credit losses that is added to the amortized cost basis of the financial asset(s) should not exceed amounts previously written off. The amendment also clarifies FASB's intent to include all reinsurance recoverables that are within the scope of Topic 944 to be within the scope of Subtopic 326-20, regardless of the measurement basis of those recoverables. The Company is currently evaluating the impact of the amended guidance and has not yet determined the effect of the standard on its ongoing financial reporting.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable.

The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. ASU 2017-04 should be adopted on a prospective basis. The Company is in the process of evaluating the potential impact of this new ASU on our condensed consolidated financial statements.

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2019 and 2018

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(i)   New accounting pronouncements and changes in accounting policy: (Continued)

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

In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842) ("ASU 2019-01"), Codification Improvements , which aligned the new leases guidance with existing guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers. As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply. However, if there has been a significant lapse of time between when the underlying asset is acquired and when the lease commences, the definition of  fair value  (in ASC 820, Fair Value Measurement) should be applied. More importantly, the ASU also exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard. This standard is effective for fiscal years beginning after December 15, 2019. Early adoption is allowed. The Company is evaluating the impact this ASU will have on its consolidated financial statements.

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2019 and 2018

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(i)   New accounting pronouncements and changes in accounting policy: (Continued)

There have been no other recent accounting standards, or changes in accounting standards, during the quarter ended March 31, 2019, as compared to the recent accounting standards described in the Annual Report, that are of material significance, or have potential material significance, to us.

(j)    Financial instruments:

(i)  Fair values:

The fair value of accounts receivable, accounts payable, accrued liabilities, short term loan and accounts payable and accrued liabilities - related party approximate their financial statement carrying amounts due to the short-term maturities of these instruments.  Cash is carried at fair value using a level 1 fair value measurement.

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves.

Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset.  The Company's cash was measured using Level 1 inputs. Stock-based compensation was measured using Level 2 inputs.

(ii)  Foreign currency risk:

The Company operates internationally, which gives rise to the risk that cash flows may be adversely impacted by exchange rate fluctuations.  The Company has not entered into any forward exchange contracts or other derivative instrument to hedge against foreign exchange risk.

3.    Acquisition of Kidoz Ltd. :

During the quarter ended March 31, 2019, the Company issued 52,450,286 shares for total consideration of $20,603,655 in the acquisition of all the issued and outstanding ordinary and preferred shares in the capital stock of Kidoz Ltd., a company incorporated under the laws of the State of Israel. Kidoz Ltd. is a global kids' content distribution and monetization marketplace. The Company paid a commission of $130,000 and incurred transaction costs of $65,063. The acquisition closed with the effective date of acquisition being February 28, 2019.

The acquisition enables the global reach of Kidoz Ltd.'s content network to be combined with the Company's Rooplay subscription OTT platform.

This acquisition is accounted for as a business combination. On acquisition of Kidoz Ltd., the Company allocated the purchase price to the fair value of the net assets acquired. However, as certain information regarding Kidoz Ltd.'s, intangible assets and resulting goodwill is not yet

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2019 and 2018

(Unaudited)

3.    Acquisition of Kidoz Ltd. : (Continued)

finalized, these figures are subject to change. The provisional measurements of assets and liabilities may be retrospectively adjusted when new information is obtained until the final measurements are determined within one year of the acquisition date.

The Company has estimated the following assets and liabilities were acquired with the acquisition of Kidoz Ltd.

Cash	$183,264
Accounts receivable	1,074,895
Prepaid expenses	22,253
Equipment	14,873
Accounts payable and accrued liabilities	(311,565)
Short term loan	(284,187)
Goodwill and indentified tangible assets	19,904,122

$20,603,655

4.    Accounts Receivable:

The accounts receivable as at March 31, 2019, is summarized as follows:

	March 31, 2019	December 31, 2018
Accounts receivable	$1,092,617	$39,769

Provision for doubtful accounts	(27,666)	(27,666)

Net accounts receivable	$1,064,951	$12,103

The Company had bank accounts with the National Bank of Anguilla. During the year ended December 31, 2016, the National Bank of Anguilla filed for chapter 11 protection. The Company expensed the balance on account of $27,666 in fiscal 2016 as a doubtful debt.

5. Content and software development assets:

Since the year ended December 31, 2014, the Company has been developing software technology and content for our websites. This software technology and content includes the development of Trophy Bingo, a social bingo game, the license and development of Garfield Bingo, a social bingo game, the development of the Rooplay platform and the development of the Rooplay Originals games.

During the period ended March 31, 2019, the Company has expensed the development costs of all its

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2019 and 2018

(Unaudited)

5. Content and software development assets: (Continued)

technology as incurred and has expensed the following software development costs.

	March 31, 2019	March 31, 2018
Opening total game development costs	$6,716,810	$5,768,476

Game development during the period	254,457	270,619
Closing total game development costs	$6,971,267	$6,039,095

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

During the quarter ended June 30, 2018, the promissory notes were settled in exchange for the exercise of warrants and the notes were extinguished. Since the extinguishment of the promissory note is with related parties, then in accordance with ASC 470-50-40-2, the extinguishment transactions is in essence a capital transaction. The Company recognized accretion interest and accrued interest of $nil (March 31, 2018 - $18,796).

	March 31, 2019	December 31, 2018
Opening balance	$-	$502,313

Reduction of capital on extinguishment of promissory notes with related parties	-	65,955

Extinguishment of promissory notes to related parties	-	(605,358)

Accrued interest	-	5,124

Interest accretion	-	31,966

Closing balance	$-	$-

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2019 and 2018

(Unaudited)

7.    Short term loan

The Company has a short term loan from the Bank Leumi. The loan is secured against the receivables of the Company. The loan has an interest rate of 6.5%. During the quarter ended March 31, 2019, $146,522 of the loan was repaid.

Subsequent to the quarter ended March 31, 2019, the loan was repaid in full.

8.    Stockholders' Equity:

The holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company's ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.  The Company's common stock has no par value per common stock.

(a)   Common stock issuances:

During the period ended March 31, 2019, the Company closed a TSX Venture Exchange approved private placement financing totaling $2,000,000. The private placement consisted of 5,000,000 common shares priced at $0.40 per share. Pursuant to the private placement the Company paid a commission of $200,000 and incurred share issuance expense of $36,800.

During the period ended March 31, 2019, the Company issued 52,450,286 shares for total consideration of $20,603,655 in the acquisition of all the issued and outstanding ordinary and preferred shares in the capital stock of Kidoz Ltd., a company incorporated under the laws of the State of Israel. (Note 3)

During the period ended March 31, 2018, a warrant holder exercised their warrant for 15,000 shares at $0.44 per share raising a total of $6,600.

During the period ended March 31, 2018, the Company closed a TSX Venture Exchange approved private placement financing totaling $2,551,500. The private placement consisted of 7,290,000 common shares priced at $0.35 per share. Pursuant to the private placement the Company paid a commission of $253,750 and incurred share issuance expense of $18,342.

(b)   Warrants

A summary of warrant activity for the period ended March 31, 2019 are as follows:

	Number of warrants	Weighted average exercise price
Outstanding, December 31, 2017	5,219,163	$0.48

Granted	-	-
Exercised	(1,215,000)	(0.50)
Expired, unexercised	(4,004,163)	(0.51)

Outstanding December 31, 2018 and March 31, 2019	-	$-

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2019 and 2018

(Unaudited)

8.    Stockholders' Equity: (Continued)

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

No options were granted or exercised during the period ended March 31, 2019. During the quarter ended March 31, 2019, 154,250 options, were cancelled. Subsequent to the quarter ended March 31, 2019, a further 25,000 options were cancelled.

As at March 31, 2019, there were a total of 3,420,750 stock options (December 31, 2018 - 3,575,000) outstanding. Of the options outstanding at March 31, 2019, a total of 3,140,000 (December 31, 2018 - 3,190,000) were fully vested and a total of 280,750 (December 31, 2018 - 385,000) were issued where 10% vests at the grant date, 15% one year following the grant date and 2% per month starting 13 months after the grant date. A total of 3,226,050 (December 31, 2018 - 3,273,550) of these common stock purchase options had vested at March 31, 2019.

	Number of options	Weighted average exercise price
Outstanding, December 31, 2018	3,575,000	$0.45

Granted	-	-
Exercised	-	-
Cancelled	(154,250)	(0.42)

Outstanding March 31, 2019	3,420,750	$0.45

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2019 and 2018

(Unaudited)

8.    Stockholders' Equity: (Continued)

(c)        Stock option plans: (Continued)

The following table summarizes information concerning outstanding and exercisable stock options at March 31, 2019:

Range of exercise prices per share	Number outstanding	Number exercisable	Expiry date
$ 0.42	805,000	805,000	December 20, 2021
0.42	567,750	427,050	November 8, 2022
0.42	773,000	719,000	June 4, 2023
0.50	1,275,000	1,275,000	June 4, 2023
	3,420,750	3,226,050

9.   Commitments:

The Company leases office facilities in Vancouver, British Columbia, Canada, The Valley, Anguilla, British West Indies and Netanya, Israel. These office facilities are leased under operating lease agreements.

One of the Canadian operating lease expired on December 31, 2016, but unless 30 day notice is given this lease automatically renews on a month to month basis until notice is given. The second operating lease in Vancouver, Canada is on a month to month basis until notice is given. Notice on these lease were given with April 30, 2019, the expiration date of the leases. The Anguillan operating lease expired on April 1, 2011 but unless 3 month's notice is given it automatically renews for a future 3 months until notice is given.

The Netanya, Israel lease is a 12-month lease. The Company has accounted for this lease as a short-term lease.

During the quarter ended March 31, 2019, the Company signed a five year lease for a facility in Vancouver, Canada, commencing April 1, 2019 and ending March 2024. This facility comprises approximately 1,459 square feet.

The minimum lease payments under these operating leases are approximately as follows:

2019	$41,687
2020	41,627
2021	42,720
2022	43,813
2023	44,906
2024	11,295

The Company paid rent expense totaling $8,188 for the quarter ended March 31, 2019 (March 31, 2018 - $6,192).

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2019 and 2018

(Unaudited)

9.   Commitments: (Continued)

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

As at March 31, 2019, the Company had a number of renewable license commitments with large brands, including, Garfield, Moomins, Mr Men and Little Miss, Mr. Bean, Peter Rabbit, Pororo and the Winx club. These agreements have commitments to pay royalties on the revenue from the licenses subject to the following minimum guarantee payments:

2019	$13,429
2020	3,000

The Company expensed the minimum guarantee payments over the life of the agreement and recognized license expense of $9,416 (March 31, 2018 - $5,285) for the period ended March 31, 2019.

10. Right of Use assets :

On January 1, 2019, the Company adopted ASC Topic 842 using the modified retrospective transition method. Topic 842 requires the recognition of lease assets and liabilities for operating leases, in addition to the finance lease assets and liabilities previously recorded on our condensed consolidated balance sheets. Beginning on January 1, 2019, our condensed consolidated financial statements are presented in accordance with the revised policies, while prior period amounts are not adjusted and continue to be reported in accordance with our historical policies. The modified retrospective transition method required the cumulative effect, if any, of initially applying the guidance to be recognized as an adjustment to our accumulated deficit as of our adoption date. As a result of adopting Topic 842, we recognized additional lease assets and liabilities of $53,060 as of January 1, 2019, in relation to the brand licenses we currently hold.  There is no discount rate implicit in the license agreement so the Company estimated a 12% the discount rate for the incremental borrowing rate for the licenses as of the adoption date, January 1, 2019.

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2019 and 2018

(Unaudited)

10. Right of Use assets : (Continued)

There was no cumulative effect adjustment to our accumulated deficit as a result of initially applying the guidance.

We elected the package of practical expedients permitted under the transition guidance within Topic 842, which allowed us to carry forward prior conclusions about lease identification, classification and initial direct costs for leases entered into prior to adoption of Topic 842. Additionally, we elected to not separate lease and non-lease components for all of our leases. For leases with a term of 12 months or less, our current offices, we elected the short-term lease exemption, which allowed us to not recognize right-of-use assets or lease liabilities for qualifying leases existing at transition and new leases we may enter into in the future.

Our operating leases primarily consist of license agreements for the use of certain brands.. These arrangements typically do not transfer ownership of the underlying asset as we do not assume, nor do we intend to assume, the risks and rewards of ownership.

11. Related Party Transactions:

The Company has a liability of $nil (December 31, 2018 - $nil) to a company owned by a current director and officer of the Company for payment of consulting services rendered of $43,000 (March 31, 2018 - $33,000) by the current director and officer of the Company.

The Company has a liability of $4,484 (December 31, 2018 - $1,647) to a current director and officer of the Company for expenses incurred.

The Company has a liability of $nil (December 31, 2018 - $nil) to a company owned by a current director and officer of the Company for payment of consulting services rendered of $19,533 (March 31, 2018 - $20,874) by the current director and officer of the Company.

The Company has a liability of $nil (December 31, 2018 - $nil) to a company owned by a current director and officer of the Company for payment of consulting services rendered of $32,500 (March 31, 2018 - $22,500) by the current director and officer of the Company.

The Company has a liability of $2,500 (December 31, 2018 - $1,500), to independent directors of the Company for payment of directors fees. During the quarter ended March 31, 2019, the Company accrued $1,000 (March 31, 2018 - $1,500) to the independent directors in director fees.

The Company has a liability of $91 (December 31, 2018 - $7,317), to an officer of the Company for payment of consulting services rendered and expenses incurred of $42,928 (March 31, 2018 - $30,003) by the officer of the Company.

The Company has a receivable of $4,376 (December 31, 2018 - $2,305) from a company of which a current director of the Company is a director.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2019 and 2018

(Unaudited)

12. Segmented information:

Revenue

The Company operates in reportable business segments, the sale of Ad tech advertising and content revenue.

The Company had the following revenue by geographical region.

	Three Months ended March 31, 2019	Three Months ended March 31, 2018
Ad tech advertising revenue
North America	230,862	-

Total ad tech advertising revenue	230,862	-

Content revenue
Western Europe	2,630	4,304
Central, Eastern and Southern Europe	49,100	288
North America	18,494	14,753
Other	4,870	5,006
Total content revenue	75,094	24,351

Total revenue
Western Europe	$2,630	$4,304
Central, Eastern and Southern Europe	49,100	288
North America	249,356	14,753
Other	4,870	5,006
Total revenue	$305,956	$24,351

Equipment

The Company's equipment is located as follows:

Net Book Value	March 31, 2019	December 31, 2018
Anguilla	$337	$368
Canada	13,651	12,911
Israel	14,511	-
United Kingdom	2,728	2,976
	$31,227	$16,255

13.       Concentrations:

Major customers

During the quarter ended March 31, 2019, the Company sold Ad tech revenue and during the quarter ended March 31, 2019 and 2018, sold content revenue including subscriptions on its site Rooplay, in-app purchases on its social bingo sites, Trophy Bingo and Garfield's Bingo and Rooplay Originals. During the quarter ended March 31, 2019, the Company had one customer (March 31, 2019 - $23,292) who purchased

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2019 and 2018

(Unaudited)

13.       Concentrations: (Continued)

more than 10% of the total revenue. The Company is reliant on the Google App, iOS App and Amazon App Stores to provide a content platform for Rooplay, Trophy Bingo and Garfield's Bingo to be played thereon and Driver Digital for the Ad tech revenue.

14.  Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions. At March 31, 2019, the Company had total cash balances of $1,831,085 (December 31, 2018 - $641,536) at financial institutions, where $1,502,284 (December 31, 2018 - $489,235) is in excess of federally insured limits.

The Company has concentrations of credit risk with respect to accounts receivable, the majority of its accounts receivable are concentrated geographically in the United States amongst a small number of customers.

As of March 31, 2019, the Company had one customer, totaling $169,607 who accounted for greater than 10% of the total accounts receivable. As of December 31, 2018, the Company had three customers, totaling $8,814 who accounted for greater than 10% of the total accounts receivable.

The Company controls credit risk through monitoring procedures and receiving prepayments of cash for services rendered.  The Company performs credit evaluations of its customers but generally does not require collateral to secure accounts receivable.

ITEM 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis or Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below.  Kidoz Inc's (previously Shoal Games Ltd.'s) (the "Company", "we", or "us") actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and the Management Discussion and Analysis or plan of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

FORWARD LOOKING STATEMENTS

All statements contained in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference, as well as statements made in press releases and oral statements that may be made by us or by officers, directors or employees acting on our behalf, that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Readers should consider statements that include the terms "believe," "belief," "expect," "plan," "anticipate," "intend" or the like to be uncertain and forward-looking. In addition, all statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin, anticipated expense levels and liquidity and capital resources, constitute forward-looking statements. Particular attention should be paid to the facts of our limited operating history, the unpredictability of our future revenues, our need for and the availability of capital resources, the evolving nature of our business model, and the risks associated with systems development, management of growth and business expansion.  Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear.  Readers should consider the risks more fully described in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the "SEC") and should not place undue reliance on any forward-looking statements.

OVERVIEW

KIDOZ Inc. (TSXV:KIDZ) (previously Shoal Games Ltd.) (the "Company") is a kid-tech software developer and owner of the KIDOZ content discovery network (www.KIDOZ.net), the KIDOZ Kid-Mode Operating System, the Rooplay edu-games platform (www.rooplay.com), and the Rooplay Originals games library.  The Company is managed by an experienced team of technology entrepreneurs who have a long history in advertising technology, video games, enterprise software, mobile software, and Internet products.

On March 4, 2019 the Company completed the acquisition of all of the issued and outstanding equity securities of Kidoz Ltd., a privately held Israeli company engaged in children's digital content distribution and monetization. The Acquisition enables the global reach of Kidoz Ltd.'s content discovery network to be efficiently combined with the Rooplay subscription OTT platform and Rooplay Original games, to create a unique player in the high growth digital kids market. The combined company is positioned to grow through our exclusive ownership of both content and distribution.  The KIDOZ network reaches tens of millions of kids each month attracting top advertisers and allowing the insertion of our proprietary OTT subscription platform which we intend to scale globally.

KIDOZ is in an industry-leading market position creating a unique Kid Safe platform for digital content distribution and monetization that reaches over 50 million children and parents worldwide every month.  Media budgets continue to shift from Linear TV to digital platforms like KIDOZ as brands seek to engage their customers where kids spend most of their screen time.  Digital media buying in the kids market is constrained by the requirement imposed on companies by regulators for the content to be COPPA (in the US) and GDPR-K (in Europe) compliant. The KIDOZ business has been focused, since inception, to meet these stringent requirements thereby making it one of the most respected and safe kids solution providers in the market.

KIDOZ pursues both business-to-consumer strategies and business-to-business strategies with its Rooplay and KIDOZ product lines. With the Company's direct to consumer strategy, new users of Rooplay are created via paid performance marketing, search engine marketing, word-of-mouth, and from placements in the KIDOZ network. In the Company's business-to-business strategy, KIDOZ representatives sell advertising to premium brands such as Disney, Lego, Crayola, etc. and distribute these ads across the KIDOZ network. KIDOZ links these two strategies together to create a global content and distribution system.

KIDOZ management believes that with the further development of both the Rooplay and KIDOZ platforms, and the integration of EdTech content into our global network, that we can create a unique and defensible position in the market. Rooplay generates revenue for the Company from consumer subscriptions which customers pay to unlock the Rooplay game catalog. The KIDOZ platform generates revenue through the sale of advertising to brands and the delivery of ads through its global content network. KIDOZ also generates licensing revenue to OEM manufacturers such as Lenovo and Acer who wish to install the KIDOZ Kid-Mode safe operating system on their hardware products. KIDOZ management believes that the development of a platform system that optimizes the strengths of both Rooplay and KIDOZ will create multiple sustainable revenue streams for the Company.

KIDOZ's other mobile products include the first mobile bingo game to feature a mega-brand; Garfield's Bingo (www.garfieldsbingo.com) live on Facebook Messenger, Android, and iOS; and Trophy Bingo (www.trophybingo.com), live across mobile platforms with over 600,000 installs.  Trophy Bingo and Garfield's Bingo are innovative free-to-play mobile games with monetization achieved from in App purchases and short video advertising.

References in this document to "the Company," "we," "us," and "our" refer to Kidoz Inc.

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

We consider the following accounting policies to be both those most important to the portrayal of our financial condition and require the most subjective judgment:

- Revenue recognition;

- Software development

Revenue recognition:

Ad tech advertising revenues is recognized when advertising is served and when collection of the amounts are reasonably assured.

The Company recognizes Content revenue in accordance with general revenue recognition accounting guidance, when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable.

The Content Revenue includes sale of in-game and premium purchases, net of platform fees, in-game advertising, subscriptions. and revenue is recognized when delivery has occurred and the collection of the amounts are reasonably assured.

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

Total software development costs were $6,971,267 as at March 31, 2019 (December 31, 2018 - $6,715,810).

RESULTS OF OPERATIONS

            Revenue

Total revenue, net of platform fees to Apple, Google and Amazon, for the quarter ended March 31, 2019, increased to $305,956, an increase from revenue of $24,351 for first quarter of 2018 and an increase from revenue of $17,342, in the fourth quarter of 2018. Ad Tech advertising revenue increased to $230,862 for the quarter ended March 31, 2019. Content revenue increased to $75,09 for the quarter ended March 31, 2019, an increase from revenue of $24,351 in the first quarter of 2018 and an increase from revenue of $17,342, in the fourth quarter of 2018. The increase in total revenue compared to the first and fourth quarter of fiscal 2018, is due to acquisition of Kidoz Ltd.

            Sales and marketing expenses

Sales and marketing expenses were $86,352 for the quarter ended March 31, 2019, a decrease of 45% over expenses of $157,184 in the first quarter of fiscal 2018 and an increase of 99% from sales and marketing expenses of $43,291 in the fourth quarter of fiscal 2018. This decrease in sales and marketing expenses in the quarter ended March 31, 2019, compared to the first quarter of fiscal 2018 was due to a reduced marketing campaigns in the first quarter of fiscal 2019, due to delays in launching Rooplay on additional platforms. The increase in sales and marketing expenses compared to the fourth quarter of fiscal 2018 is due to the acquisition of Kidoz Ltd. in the quarter ended March 31, 2019. Selling and marketing expenses principally include sales staff and the publishing services and user acquisition costs to acquire players.

We expect to incur increased sales and marketing expenses to employ sales staff to selling the Ad tech advertising revenue and to grow the Ad tech advertising revenue and to bring new players to Rooplay; our Rooplay Originals; and our bingo games.   There can be no assurances that these expenditures will result in increased traffic or significant additional revenue.

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our offices, legal and professional fees, and other general corporate and office expenses. General and administrative expenses increased to $105,928 for the quarter ended March 31, 2019, an increase of 27% from costs of $83,708 for the first quarter of fiscal 2018 and an increase of 51% from costs of $70,087 in the fourth quarter of 2018. The increase in general and administrative expenses compared to the first and fourth quarter of fiscal 2018, is due to the acquisition of Kidoz Ltd. and costs incurred to the change the name of the Company to Kidoz Inc. in the quarter ended March 31, 2019.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants, and benefits increased to $288,663 for the quarter ended March 31, 2019, an increase of 79% compared to salaries, wages, consultants, and benefits of $161,422 in the first quarter of 2018 and an increase of 99%, over salaries, wages, consultants, and benefits of $145,169 in the fourth quarter of 2018. This increase compared to the first and fourth quarter of fiscal 2018, is due to the acquisition of Kidoz Ltd. and higher consulting charges incurred for the Company.

Depreciation and amortization

Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years. Depreciation and amortization increased to $1,748 during the quarter ended March 31, 2019, an increase of 61% over costs of $1,089 during the same quarter in the prior year and an increase of 8% over costs of $1,626 in the fourth quarter of 2018. This increase in depreciation and amortization compared to the first and fourth quarter of fiscal 2018 is due to the acquisition of Kidoz Ltd. and acquisitions of equipment.

Content and software development

The Company does not capitalize its development costs. The Company expensed $254,457 in content and software development costs during the quarter ended March 31, 2019, a decrease of 6% in content and software development costs compared to content and software development costs of $270,619 expensed during the first quarter of fiscal 2018 and an increase of 24% in content and software development costs of $204,787 expensed during the fourth quarter of 2018. The decrease compared to the first quarter of fiscal 2018 is due to less development staff incurred in the development of Rooplay Originals and related technology in the first quarter of fiscal 2018.  The increase in content and software development expenses compared to the fourth quarter of fiscal 2018 is due to greater software development expenses, particularly development staff, incurred in the development of Rooplay Originals and related technology. This is offset by the acquisition of Kidoz Ltd. and the development of the Kidoz Ltd technology.

Stock-based compensation expense

During the quarter ended March 31, 2019, the Company incurred non-cash stock compensation expenses of $4,980 from the issuance of stock options granted in the second quarter of fiscal 2018, an increase compared to stock-based compensation expense $3,693 in the first quarter of fiscal 2018 and an increase compared to stock-based compensation expense $3,530 in the fourth quarter of fiscal 2018 .  This increase is due to stock options granted in the second quarter of fiscal 2018.  The options are issued to consultants and employees as per the Companies 2015 Stock Option Plan.

              Acquisition of subsidiary

During the quarter ended March 31, 2019, the Company acquired Kidoz Ltd. and incurred finder's fee of $130,000 and legal expenses of $65,063.

            Net loss and loss per share

The net loss after taxation for the quarter ended March 31, 2019, amounted to ($826,304), a loss of ($0.01) per share, compared to a net loss of ($835,368) or ($0.01) per share in the quarter ending march 31, 2018 and net loss of ($370,814), or ($0.01) per share in the fourth quarter of fiscal 2018.  This increase in total loss for the quarter compared to the fourth quarter of fiscal 2018 includes the one-time restructuring and acquisition costs of Kidoz Ltd.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $1,831,085 and working capital of $2,278,297 at March 31, 2019.  This compares to cash of $641,536 and working capital of $662,573 at December 31, 2018.

During the quarter ended March 31, 2019, we used cash of ($608,546) in operating activities compared to cash used in operating activities of ($657,412) in the same period in the prior year and compared to using cash of ($356,011) in the fourth quarter of 2018.

Net cash generated by financing activities was $1,616,678 in the quarter ended March 31, 2019, which compares to cash generated by financing activity of $2,286,742 in the same period in the prior year and cash used by financing activities of $734 in the fourth quarter of fiscal 2018.

Our future capital requirements will depend on a number of factors, including costs associated with the further development of the Ad tech advertising business, the further development of the content platform including, Rooplay; Rooplay Originals; Shoal.js; Garfield's Bingo and Trophy Bingo; the cost of marketing and player acquisition costs for Rooplay; Rooplay Originals; Garfield's Bingo and Trophy Bingo, th3e development of new products, the acquisition of new companies and the success of Rooplay; Rooplay Originals; Garfield's Bingo and Trophy Bingo.

ITEM 4           Controls and Procedures

(a)        Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2019. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2019, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings

We are not currently a party to any legal proceeding and was not a party to any other legal proceeding during the quarter ended March 31, 2019. We are currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

During the period ended March 31, 2019, the Company closed a TSX Venture Exchange approved private placement financing totaling $2,000,000. The private placement consisted of 5,000,000 common shares priced at $0.40 per share. Pursuant to the private placement the Company paid a commission of $200,000 and incurred share issuance expense of $36,800.

During the period ended March 31, 2019, the Company issued 52,450,286 shares for total consideration of $20,603,656 in the acquisition of all the issued and outstanding ordinary and preferred shares in the capital stock of Kidoz Ltd., a company incorporated under the laws of the State of Israel.

ITEM 3.          Defaults Upon Senior Securities

Not applicable.

ITEM 4.          Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2019, 70.6% of the shareholders of the Company consented to change the name of the Company to Kidoz Inc.

ITEM 5.          Other Information

None

ITEM 6.          Exhibits and reports on Form 8-K

Exhibits

The following instruments are included as exhibits to this Report.  Exhibits incorporated by reference are so indicated.

Exhibit Number	Description
4.4	Convertible Debenture between the Company and unrelated parties dated July 2, 2002. (b)
4.5	Common Stock Purchase Warrant between the Company and unrelated parties dated July 2, 2002. (b)
10.2	Asset Purchase Agreement by and between Bingo, Inc. and Progressive Lumber, Corp. dated January 18, 1999. (a)
10.24	Amended Consulting Agreement dated February 28, 2002, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (c)
10.32	Code of Business Conduct and Ethics dated December 22, 2006. (d)
10.33	Amended Consulting Agreement dated June 16, 2010, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (e)
10.37	Amended Consulting Agreement dated August 1, 2013, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (f)
10.38	Consulting Agreement dated January 1, 2014, between the Company, Jayska Consulting Ltd., and J.M. Williams. (f)
10.39	Consulting Agreement dated January 1, 2014, between the Company, LVA Media Inc., and J.M. Williams. (f)
10.41	Consulting Agreement dated January 1, 2014, between the Company, Bromley Accounting Services Limited, and H. W. Bromley. (f)
10.42	Share Purchase Agreement for the purchase of Kidoz Ltd. (g)
31.1	Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 15, 2019.
31.2	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 15, 2019.
32.1

Certification from the Chief Executive Officer of Kidoz Inc. (Previously Shoal Games Ltd.)pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 15, 2019.

32.2

Certification from the Chief Financial Officer of Kidoz Inc. (Previously Shoal Games Ltd.)pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 15, 2019.

(a) Previously filed with the Registrant's registration statement on Form 10 on June 9, 1999.

(b) Previously filed with the Company's quarterly report on Form 10-Q for the period ended September 30, 2002, on November 14, 2002.

(c) Previously filed with the Company's quarterly report on Form 10-Q for the period ended June 30, 2002, on August 14, 2002.

(d) Previously filed with the Company's report on Previously filed with the Company's report on Form 8-K on December 26, 2006.

(e) Previously filed with the Company's report on Previously filed with the Company's report on Form 8-K on June 17, 2010.

(f) Previously filed with the Company's report on Previously filed with the Company's report on Form 8-K on March 24, 2014.

(g) Previously filed with the Company's report on Form 8-K on March 12, 2019.

Reports on Form 8-K.

During the quarter ended March 31, 2019, the Company filed the following Form 8-K.

-    January 2, 2019 - announcing the agreement to acquire Kidoz Ltd. and the initial closing of the concurrent financing.

-    March 13, 2019 - announcing the closing of the acquisition of Kidoz Ltd. and the closing of the concurrent financing.

Reports Subsequent to the quarter ended March 31, 2019.

Subsequent to the quarter ended March 31, 2019, the Company filed an Form 8-K announcing the adoption of the Direct Registration System (DRS) and the change of name of the Company to Kidoz Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 15, 2019	SHOAL GAMES LTD.
(Registrant)
Date:	May 15, 2019	/S/ J.M. Williams
J. M. Williams, Chief Executive Officer, and President (Principal Executive Officer)
Date:	May 15, 2019	/S/ H. W. Bromley
H.W. Bromley, Chief Financial Officer (Principal Accounting Officer)

EXHIBIT 31.1

CERTIFICATIONS

I, J. M. Williams, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Kidoz Inc. (previously Shoal Games Ltd.);

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Kidoz Inc. (previously Shoal Games Ltd.) as of, and for, the periods presented in this quarterly report;

4. Kidoz Inc.'s (previously Shoal Games Ltd.) other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Kidoz Inc. (previously Shoal Games Ltd.), including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)  Evaluated the effectiveness of Kidoz Inc.'s (previously Shoal Games Ltd.) disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of March 31, 2019, covered by this quarterly report based on such evaluation; and

(d) Disclosed in this report any change in Kidoz Inc.'s (previously Shoal Games Ltd.) internal control over financial reporting that occurred during Kidoz Inc.'s (previously Shoal Games Ltd.) most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Kidoz Inc.'s (previously Shoal Games Ltd.) internal control over financial reporting; and

5. Kidoz Inc.'s (previously Shoal Games Ltd.) other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Kidoz Inc.'s (previously Shoal Games Ltd.) auditors and the audit committee Kidoz Inc.'s (previously Shoal Games Ltd.) board of directors (or persons performing the equivalent functions):

(a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Kidoz Inc.'s (previously Shoal Games Ltd.) ability to record, process, summarize and report financial information; and

(b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Signed:  /S/ J. M. Williams                                                                 Date: May 15, 2019

J. M. Williams,

Chief Executive Officer and President

(Principal Executive Officer)

EXHIBIT 31.2

CERTIFICATIONS

I, H. W. Bromley, certify that:

  I have reviewed this quarterly report on Form 10-Q of Kidoz Inc. (previously Shoal Games Ltd.);

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Kidoz Inc. (previously Shoal Games Ltd.) as of, and for, the periods presented in this quarterly report;

4.  Kidoz Inc.'s (previously Shoal Games Ltd.) other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Kidoz Inc. (previously Shoal Games Ltd.), including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)  Evaluated the effectiveness of Kidoz Inc.'s (previously Shoal Games Ltd.) disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of March 31, 2019, covered by this quarterly report based on such evaluation; and

(d)  Disclosed in this report any change in Kidoz Inc.'s (previously Shoal Games Ltd.) internal control over financial reporting that occurred during Kidoz Inc.'s (previously Shoal Games Ltd.) most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Kidoz Inc.'s (previously Shoal Games Ltd.) internal control over financial reporting; and

5. Kidoz Inc.'s (previously Shoal Games Ltd.) other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Kidoz Inc.'s (previously Shoal Games Ltd.) auditors and the audit committee Kidoz Inc.'s (previously Shoal Games Ltd.) board of directors (or persons performing the equivalent functions):

(a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Kidoz Inc.'s (previously Shoal Games Ltd.) ability to record, process, summarize and report financial information; and

(b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Signed:  /S/ H. W. Bromley                                                                                Date: May 15, 2019

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kidoz Inc. (previously Shoal Games Ltd.) (the "Company") on Form 10-Q for the period ended March 31, 2019, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

a)      The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

b)      The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                                        /S/ J.M. Williams

                                                            J. M. Williams

                                                            President and Chief Executive Officer

                                                                        May 15, 2019

A signed original of this written statement required by Section 906 has been provided to Kidoz Inc. (previously Shoal Games Ltd.) and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kidoz Inc. (previously Shoal Games Ltd.) (the "Company") on Form 10-Q for the period ended March 31, 2019, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

a)        The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

b)        The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                                        /S/ H. W. Bromley

                                                            H. W. Bromley

                                                            Chief Financial Officer

                                                                        May 15, 2019

A signed original of this written statement required by Section 906 has been provided to Kidoz Inc. (previously Shoal Games Ltd.) and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.