Form 10-Q
period 2019-06-30
KIDOZ INC.
filed 2019-08-14
CIK 1318482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(888) 374-2163

(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	KIDZ	Toronto Venture Stock Exchange

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                              Yes [X]       No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                                                 Yes [X]       No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company.

Large accelerated filer   [  ]                               Accelerated file                         [  ]

Non-accelerated filer     [  ]                               Smaller reporting company         [X]

                                                                        Emerging growth company         [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes [  ]       No  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer's common stock, no par value per share, was 131,124,989 as of August 14, 2019.

KIDOZ INC.

(Previously Shoal Games Ltd.)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2019

PART I - FINANCIAL INFORMATION

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Consolidated Balance Sheets

(Unaudited)

As at	June 30, 2019	December 31, 2018

Assets
Current assets:
Cash	$1,049,044	$641,536
Accounts receivable less allowance for doubtful accounts $52,904 (December 31, 2018 - $27,666) (Note 4)	1,662,129	12,103
Prepaid expenses	135,853	99,739
Total Current Assets	2,847,026	753,378

Equipment, net (Note 5)	52,240	16,255
Goodwill and identified intangible assets (Note 3)	19,559,924	-
Operating lease right-of-use assets (Note 11)	158,181	-
Security deposit	7,685	-

Total Assets	$22,625,056	$769,633

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$452,044	$15,404
Accrued liabilities	181,664	64,937
Accounts payable and accrued liabilities - related party (Note 12)	2,154	10,464
Operating lease liabilities - current portion (Note 11)	52,275	-
Total Current Liabilities	688,137	90,805

Operating lease liabilities, net of current portion (Note 11)	105,906	-

Total Liabilities	794,043	90,805

Commitments (Note 10)

Stockholders' Equity (Note 9):
Common stock, no par value, unlimited shares authorized, 131,124,989 shares issued and outstanding (December 31, 2018 - 73,674,703)	48,929,253	26,552,468
Accumulated deficit	(27,122,820)	(25,898,220)
Accumulated other comprehensive income: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	21,831,013	678,828

Total Liabilities and Stockholders' Equity	$22,625,056	$769,633

See accompanying notes to the consolidated financial statements.

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Consolidated Statements of Operations and Comprehensive Loss

For Periods Ended June 30, 2019 and 2018

(Unaudited)

	Six Months ended June 30, 2019	Six Months ended June 30, 2018	Three Months ended June 30, 2019	Three Months ended June 30, 2018

Revenue:
Ad tech advertising revenue	$809,914	$-	$579,052	$-
Content revenue	314,328	48,694	239,234	24,343
Total revenue	1,124,242	48,694	818,286	24,343

Cost of sales:	752,285	-	574,324	-
Total cost of sales	752,285	-	574,324	-

Gross profit	371,957	48,694	243,962	24,343

Operating expenses:
Acquisition of subsidiary (Note 3)	190,228	-	(4,835)	-
Depreciation and amortization (Note 5)	6,559	2,493	4,811	1,404
Directors fees	4,500	3,000	3,500	1,500
General and administrative	280,905	149,990	174,977	66,282
Promissory note accretion and interest (Note 7)	-	37,090	-	18,294
Salaries, wages, consultants and benefits	432,947	329,633	144,284	168,211
Selling and marketing	181,991	272,692	95,639	115,508
Stock-based compensation (Note 9)	9,930	588,476	4,950	584,783
Content and software development (Note 6)	539,761	536,064	285,304	265,445
Total operating expenses	1,646,821	1,919,438	708,630	1,221,427

Loss before other income (expense) and income taxes	(1,274,864)	(1,870,744)	(464,668)	(1,197,084)

Other income (expense):
Foreign exchange gain (loss)	49,446	(1,093)	65,608	(10,496)
Interest and other income	818	2,424	764	2,420
Gain on derivative liability - warrants (Note 7)	-	44,572	-	215,687

Loss before income taxes	(1,224,600)	(1,824,841)	(398,296)	(989,473)

Income tax expense	-	-	-	-
Loss after tax	(1,224,600)	(1,824,841)	(398,296)	(989,473)

Other comprehensive income (loss)	-	-	-	-

Comprehensive loss	$(1,224,600)	(1,824,841)	(398,296)	(989,473)

Basic and diluted loss per common share	$(0.01)	$(0.03)	$(0.00)	$(0.02)

Weighted average common shares outstanding, basic	111,128,481	70,522,300	131,124,989	72,764,813
Weighted average common shares outstanding, diluted	111,128,481	70,522,300	131,124,989	72,764,813

See accompanying notes to the consolidated financial statements.

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Consolidated Statements of Stockholders' Equity

For the periods ended June 30, 2019 and 2018

(Unaudited)

	Six-Month period Ended June 30, 2019
	Common stock			Accumulated Other Comprehensive income
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2018	73,674,703	$26,552,468	($25,898,220)	$ 24,580	$678,828

Acquisition of subsidiary	52,450,286	20,603,655			20,603,655

Private placement	5,000,000	2,000,000	-	-	2,000,000

Share issuance costs	-	(236,800)	-	-	(236,800)

Stock-based compensation	-	4,980	-	-	4,980

Net loss and comprehensive loss	-	-	(826,304)	-	(826,304)
Balance, March 31, 2019	131,124,989	$48,924,303	$ (26,724,524)	$ 24,580	$22,224,359

Stock-based compensation	-	4,950	-	-	4,950

Net loss and comprehensive loss	-	-	(398,296)	-	(398,296)
Balance, June 30, 2019	131,124,989	$48,929,253	$ (27,122,820)	$ 24,580	$21,831,013

	Six-Month period Ended June 30, 2018
	Common stock			Accumulated Other Comprehensive income
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity (Deficiency)
Balance, December 31, 2017	65,169,703	$23,133,400	($23,305,389)	$ 24,580	($147,409)

Exercise of Warrants	15,000	6,600	-	-	6,600

Private placement	7,290,000	2,551,500	-	-	2,551,500

Share issuance costs	-	(271,358)	-	-	(271,358)

Stock-based compensation	-	3,693	-	-	3,693

Net loss and comprehensive loss	-	-	(835,368)	-	(835,368)
Balance, March 31, 2018	72,474,703	$25,423,835	$ (24,140,757)	$ 24,580	$1,307,658

Exercise of Warrants	1,200,000	603,435	-	-	603,435

Stock-based compensation	-	584,783	-	-	584,783

Extinguishment of promissory note		(65,955)			(65,955)

Net loss and comprehensive loss	-	-	(989,473)	-	(989,473)
Balance, June 30, 2018	73,674,703	$26,546,098	$ (25,130,230)	$ 24,580	$1,440,448

See accompanying notes to the consolidated financial statements.

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Consolidated Statements of Cash Flows

For the six month periods ended June 30, 2019 and 2018

(Unaudited)

	2019		2018
Cash flows from operating activities:
Net loss	$(1,224,600)		$(1,824,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,559		2,493
Accretion of promissory note	-		31,966
Loss on derivative liability - warrants	-		(44,572)
Promissory note - accrued interest	-		5,124
Stock-based compensation	9,930		588,476

Changes in operating assets and liabilities:
Accounts receivable	(83,067)		(885)
Prepaid expenses	(13,861)		(27,916)
Accounts payable and accrued liabilities	78,838		(44,781)
Net cash used in operating activities	(1,226,201)		(1,314,936)

Cash flows from investing activities:
Acquisition of equipment	(27,007)		(8,720)
Acquisition of subsidiary	183,264		-
Security deposits	(7,685)		-
Net cash provided by (used in) investing activities	148,572		(8,720)

Cash flows from financing activities:
Private placement, net	1,763,200		2,280,142
Promissory note			(1,923)
Repayment of short-term loan	(278,063)		-
Warrant exercised	-		6,600
Net cash provided by financing activities	1,485,137		2,284,819

Change in cash	407,508		961,163

Cash, beginning of period	641,536		478,397
Cash, end of period	$1,049,044		$1,439,560

Supplementary information:
Interest paid	$(1,363)		$-
Income taxes paid	$-		$-
		$
Non-cash investing activity - operating lease right-of-use assets	$(158,181)		$-
Non-cash investing activity - operating lease liabilities	$158,181		$-
Non-cash financing activity - Extinguishment of promissory notes	$-		$(65,955)
Non-cash financing activity - settlement of promissory notes through exercise of 1,200,000 warrants	$-		$603,435

RECONCILIATION OF CASH AND CASH EQUIVALENTS
Cash and cash equivalents, beginning of period
Cash	641,536		478,397
Total cash and cash equivalents, beginning of period	641,536		478,397

Cash and cash equivalents, end of period
Cash	1,049,044		1,153,618
Cash equivalents (Term deposits)	-		285,942
Total cash and cash equivalents, end of period	1,049,044		1,439,560

See accompanying notes to the consolidated financial statements.

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended June 30, 2019 and 2018

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

Continuing operations

These unaudited interim consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses from operations for the quarters ended June 30, 2019 and 2018, and has an accumulated deficit of $27,122,820 as at June 30, 2019.  These material uncertainties raise substantial doubt about the Company's ability to continue as a going concern.

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

Three Months ended June 30, 2019 and 2018

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

In addition, there are the following dormant subsidiaries; Bingo.com (Antigua) Inc., Bingo.com (Wyoming) Inc., and Bingo Acquisition Corp.

During the quarter ended March 31, 2019, the Company acquired Kidoz Ltd. a company incorporated under the laws of Israel. (Note 3)

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

Three Months ended June 30, 2019 and 2018

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

The content revenue includes sale of in-game and premium purchases, net of platform fees, in-game advertising, subscriptions. and revenue is recognized when delivery has occurred, and the collection of the amounts are reasonably assured.

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

Three Months ended June 30, 2019 and 2018

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(e)   Software Development Costs: (Continued)

Total software development costs were $7,256,571 as at June 30, 2019 (December 31, 2018 - $6,716,810).

(f)  Equipment:

Equipment is recorded at cost less accumulated depreciation. Depreciation is provided for annually on the declining balance method over the following periods:

                              Equipment and computers                     33.3%

                        Furniture and fixtures                             20%

                        Leasehold improvement                         Duration of the lease

Expenditures for maintenance and repairs are charged to expenses as incurred. Major improvements are capitalized. Gains and losses on disposition of equipment are included in operations as realized.

(g)  Stock-based compensation:

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

(h)  Right of use assets:

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

ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company leases do not provide an implicit rate, the

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended June 30, 2019 and 2018

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(h)  Right of use assets: (Continued)

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

A lease that transfers substantially all of the benefits and risks incidental to ownership of property are accounted for as finance leases. At the inception of a finance lease, an asset and finance lease obligation is recorded at an amount equal to the lesser of the present value of the minimum lease payments and the property's fair market value. Finance lease obligations are classified as either current or long-term based on the due dates of future minimum lease payments, net of interest.

(i) Business Combinations:

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

(j)   New accounting pronouncements and changes in accounting policy:

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments". The accounting standard changes the methodology for measuring credit losses on financial instruments and the timing when such losses are recorded. ASU No. 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. In November 2018, the FASB

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended June 30, 2019 and 2018

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(j)   New accounting pronouncements and changes in accounting policy: (Continued)

issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses ( "ASU 2018-19") . ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which replaces the "incurred loss" impairment methodology with an approach based on "expected losses" to estimate credit losses on certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.

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

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended June 30, 2019 and 2018

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(j)   New accounting pronouncements and changes in accounting policy: (Continued)

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

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended June 30, 2019 and 2018

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(j)   New accounting pronouncements and changes in accounting policy: (Continued)

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

There have been no other recent accounting standards, or changes in accounting standards, during the period ended June 30, 2019, as compared to the recent accounting standards described in the Annual Report, that are of material significance, or have potential material significance, to us.

(k)   Financial instruments:

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

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended June 30, 2019 and 2018

(Unaudited)

3.    Acquisition of Kidoz Ltd. :

During the quarter ended March 31, 2019, the Company issued 52,450,286 shares for total consideration of $20,603,655 in the acquisition of all the issued and outstanding ordinary and preferred shares in the capital stock of Kidoz Ltd., a company incorporated under the laws of the State of Israel. Kidoz Ltd. is a global kids' content distribution and monetization marketplace. The Company paid a commission of $130,000 and incurred transaction costs of $60,228. The acquisition closed with the effective date of acquisition being February 28, 2019.

The acquisition enables the global reach of Kidoz Ltd.'s content network to be combined with the Company's Rooplay subscription OTT platform.

This acquisition is accounted for as a business combination. On acquisition of Kidoz Ltd., the Company allocated the purchase price to the fair value of the net assets acquired. However, as certain information regarding Kidoz Ltd.'s, intangible assets and resulting goodwill is not yet finalized, these figures are subject to change. The provisional measurements of assets and liabilities may be retrospectively adjusted when new information is obtained until the final measurements are determined within one year of the acquisition date.

The Company has estimated the following assets and liabilities were acquired with the acquisition of Kidoz Ltd.

Cash	$183,264
Accounts receivable	1,566,959
Prepaid expenses	22,253
Equipment	15,537
Accounts payable and accrued liabilities	(466,219)
Short term loan	(278,063)
Goodwill and identified intangible assets	19,559,924

$20,603,655

4.    Accounts Receivable:

The accounts receivable as at June 30, 2019, is summarized as follows:

	June 30, 2019	December 31, 2018
Accounts receivable	$1,715,033	$39,769

Provision for doubtful accounts	(52,904)	(27,666)

Net accounts receivable	$1,662,129	$12,103

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

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended June 30, 2019 and 2018

(Unaudited)

5. Equipment

June 30, 2019	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$142,170	$118,543	$23,627
Furniture and fixtures	14,787	7,796	6,991
Leasehold improvement	22,071	449	21,622
	$179,028	$126,788	$52,240

December 31, 2018	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$128,097	$112,845	$15,252
Furniture and fixtures	8,037	7,034	1,003
	$136,134	$119,879	$16,255

Depreciation expense was $4,811 (June 30, 2018 - $1,404) for the quarter ended June 30, 2019.

6. Content and software development assets:

Since the year ended December 31, 2014, the Company has been developing software technology and content for our websites. This software technology and content includes the development of Trophy Bingo, a social bingo game, the license and development of Garfield Bingo, a social bingo game, the development of the Rooplay platform and the development of the Rooplay Originals games and the continued development of the Kidoz OS/SDK.

During the period ended June 30, 2019, the Company has expensed the development costs of all its technology as incurred and has expensed the following software development costs.

	Six Months ended June 30, 2019	Six Months ended June 30, 2018	Three Months ended June 30, 2019	Three Months ended June 30, 2018

Opening total software development costs	$6,716,810	$5,768,476	$6,971,267	$6,039,095

Software development during the period	539,761	536,064	285,304	265,445
Closing total Software development costs	7,256,571	6,304,540	7,256,571	6,304,540

7.   Promissory notes:

The Company has issued unsecured promissory notes from shareholders of the Company. The notes were repayable on June 30, 2018. The interest on the notes are 2% per annum, calculated and compounded annually and paid annually.  Interest in arrears shall accrue interest. The unpaid principal amount due hereunder may be reduced to zero from time to time without affecting the validity of this note.

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended June 30, 2019 and 2018

(Unaudited)

7.   Promissory notes: (Continued)

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

During the quarter ended June 30, 2018, the promissory notes were settled in exchange for the exercise of warrants and the notes were extinguished. Since the extinguishment of the promissory note is with related parties, then in accordance with ASC 470-50-40-2, the extinguishment transactions is in essence a capital transaction. The Company recognized accretion interest and accrued interest of $nil (June 30, 2018 - $18,796).

	June 30, 2019	December 31, 2018
Opening balance	$-	$502,313

Reduction of capital on extinguishment of promissory notes with related parties	-	65,955

Extinguishment of promissory notes to related parties	-	(605,358)

Accrued interest	-	5,124

Interest accretion	-	31,966

Closing balance	$-	$-

8.    Short term loan

The Company had a short term loan from the Bank Leumi. The loan was secured against the receivables of the Company. The loan had an interest rate of 6.5%. During the quarter ended June 30, 2019, the loan was repaid in full.

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

Three Months ended June 30, 2019 and 2018

(Unaudited)

9.    Stockholders' Equity: (Continued)

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

 (b)  Warrants

A summary of warrant activity for the period ended June 30, 2019 are as follows:

	Number of warrants	Weighted average exercise price
Outstanding, December 31, 2017	5,219,163	$0.48

Granted	-	-
Exercised	(1,215,000)	(0.50)
Expired, unexercised	(4,004,163)	(0.51)

Outstanding December 31, 2018 and June 30, 2019	-	$-

(c)        Stock option plans:

2015 stock option plan

In the year ended December 31, 2015, the shareholders approved the 2015 stock option plan and the 1999, 2001 and the 2005 plans were discontinued. The 2015 stock option plan is intended to provide incentive to employees, directors, advisors and consultants of the Company to encourage proprietary interest in the Company, to encourage such employees to remain in the employ of the Company or such directors, advisors

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended June 30, 2019 and 2018

(Unaudited)

9.    Stockholders' Equity: (Continued)

(c)        Stock option plans: (Continued)

and consultants to remain in the service of the Company, and to attract new employees, directors, advisors and consultants with outstanding qualifications. The maximum number of shares issuable under the Plan shall not exceed 10% of the number of Shares of the Company issued and outstanding as of each Award Date unless shareholder approval is obtained in advance in accordance unless shareholder approval is obtained in advance in accordance. The Board of Directors determines the terms of the options granted, including the number of options granted, the exercise price and their vesting schedule. The maximum term possible is 10 years. Under the 2015 plan we have reserved 10% of the number of Shares of the Company issued and outstanding as of each Award Date.

No options were granted or exercised during the six month period ended June 30, 2019. During the quarter ended June 30, 2019, 25,000 options were cancelled and 249,250 options were cancelled for the six months ended June 30, 2019.

As at June 30, 2019, there were a total of 3,325,750 stock options (December 31, 2018 - 3,575,000) outstanding. Of the options outstanding at June 30, 2019, a total of 3,105,000 (December 31, 2018 - 3,190,000) were fully vested and a total of 220,750 (December 31, 2018 - 385,000) were issued where 10% vests at the grant date, 15% one year following the grant date and 2% per month starting 13 months after the grant date. A total of 3,197,650 (December 31, 2018 - 3,273,550) of these common stock purchase options had vested at June 30, 2019.

	Number of options	Weighted average exercise price
Outstanding, December 31, 2018	3,575,000	$0.45

Granted	-	-
Exercised	-	-
Cancelled	(249,250)	(0.42)

Outstanding June 30, 2019	3,325,750	$0.45

The following table summarizes information concerning outstanding and exercisable stock options at June 30, 2019:

Range of exercise prices per share	Number outstanding	Number exercisable	Expiry date
$ 0.42	770,000	770,000	December 20, 2021
0.42	567,750	439,650	November 8, 2022
0.42	713,000	713,000	June 4, 2023
0.50	1,275,000	1,275,000	June 4, 2023
	3,325,750	3,197,650

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended June 30, 2019 and 2018

(Unaudited)

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

The Netanya, Israel operating lease expired on July 14, 2017 but unless 3 month's notice is given it automatically renews for a future 12 months until notice is given. Subsequent to the quarter ended June 30, 2019, the lease was extended for a further 12 months. The Company has accounted for this lease as a short-term lease.

The minimum lease payments under these operating leases are approximately as follows:

2019	$22,829
2020	42,452
2021	43,566
2022	44,681
2023	45,795
2024	11,519

The Company paid rent expense totaling $20,065 for the quarter ended June 30, 2019 (June 30, 2018 - $6,849).

The Company has a management consulting agreement with T.M. Williams (Row), Inc., an Anguilla incorporated company, and Mr. T. M. Williams. During the year ended December 31, 2014, the Company amended a previous agreement with Mr. T. M. Williams to provide for a consultancy payment of 2.5% of the monthly social bingo business with a minimum of $11,000 and a maximum of $25,000 per month.

During the year ended December 31, 2014, the Company entered into an agreement with Jayska Consulting Ltd. and Mr. J. M. Williams, Chief Executive Officer of the Company for the provision of services of Mr. J. M. Williams as Chief Executive Officer of the Company. The Consulting agreement provides for a consultancy payment of GBP5,000 Pounds Sterling per month. In addition, during the year ended December 31, 2014, the Company entered into an agreement with LVA Media Inc. and Mr. J. M. Williams, for the provision of services of Mr. J. M. Williams as Chief Executive Officer of the Company. The Consulting agreement provides for a consultancy payment of 2.5% of the monthly social bingo business with a minimum of $7,500 and a maximum of $25,000 per month.

As at June 30, 2019, the Company had a number of renewable license commitments with large brands, including, Garfield, Moomins, Mr. Men and Little Miss, Mr. Bean, Peter Rabbit, Pororo and the Winx club.

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended June 30, 2019 and 2018

(Unaudited)

10. Commitments: (Continued)

These agreements have commitments to pay royalties on the revenue from the licenses subject to the following minimum guarantee payments:

2019	$7,819
2020	3,000

The Company expensed the minimum guarantee payments over the life of the agreement and recognized license expense of $18,458 (June 30, 2018 - $7,701) for the quarter ended June 30, 2019, and $27,874 (June 30, 2018 - $12,985) for the six months ended June 30, 2019.

11. Right of Use assets:

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

Our operating leases primarily consist of license agreements for the use of certain brands. These arrangements typically do not transfer ownership of the underlying asset as we do not assume, nor do we intend to assume, the risks and rewards of ownership.

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended June 30, 2019 and 2018

(Unaudited)

12. Related Party Transactions:

The Company has a liability of $nil (December 31, 2018 - $nil) to a company owned by a current director and officer of the Company for payment of consulting services rendered of $33,000 (June 30, 2018 - $33,000) by the current director and officer of the Company.

The Company has a liability of $1,563 (December 31, 2018 - $1,647) to a current director and officer of the Company for expenses incurred.

The Company has a liability of $nil (December 31, 2018 - $nil) to a company owned by a current director and officer of the Company for payment of consulting services rendered of $19,363 (June 30, 2018 - $20,414) by the current director and officer of the Company.

The Company has a liability of $nil (December 31, 2018 - $nil) to a company owned by a current director and officer of the Company for payment of consulting services rendered of $22,500 (June 30, 2018 - $22,500) by the current director and officer of the Company.

The Company has a liability of $500 (December 31, 2018 - $1,500), to independent directors of the Company for payment of directors' fees. During the quarter ended June 30, 2019, the Company accrued $3,500 (June 30, 2018 - $1,500) to the independent directors in director fees.

The Company has a liability of $91 (December 31, 2018 - $7,317), to an officer of the Company for payment of consulting services rendered and expenses incurred of $37,333 (June 30, 2018 - $27,716) by the officer of the Company.

The Company has a receivable of $nil (December 31, 2018 - $2,305) from a company of which a former director of the Company is a director.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

13. Segmented information:

Revenue

The Company operates in reportable business segments, the sale of Ad tech advertising and content revenue.

The Company had the following revenue by geographical region.

	Six Months ended June 30, 2019	Six Months ended June 30, 2018	Three Months ended June 30, 2019	Three Months ended June 30, 2018
Ad tech advertising revenue
Western Europe	119,278	-	119,278	-
North America	685,982	-	455,120	-
Other	4,654	-	4,654	-

Total ad tech advertising revenue	809,914	-	579,052	-

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended June 30, 2019 and 2018

(Unaudited)

13. Segmented information: (Continued)

Content revenue
Western Europe	34,686	8,437	32,233	4,422
Central, Eastern and Southern Europe	99,893	1,003	50,496	451
North America	125,606	29,865	107,302	15,108
Other	54,143	9,389	49,203	4,362

Total content revenue	314,328	48,694	239,234	24,343

Total revenue
Western Europe	$153,964	$8,437	$151,511	$4,422
Central, Eastern and Southern Europe	99,893	522	50,496	235
North America	811,588	29,865	562,422	15,108
Other	58,797	9,389	53,857	4,362
Total revenue	$1,124,242	$48,694	$818,286	$24,343

Equipment

The Company's equipment is located as follows:

Net Book Value	June 30, 2019	December 31, 2018
Anguilla	$307	$368
Canada	35,278	12,911
Israel	14,175	-
United Kingdom	2,480	2,976
	$52,240	$16,255

14.       Concentrations:

Major customers

During the quarter ended June 30, 2019, the Company sold Ad tech revenue and during the quarter ended June 30, 2019 and 2018, sold content revenue including subscriptions on its site Rooplay, in-app purchases on its social bingo sites, Trophy Bingo and Garfield's Bingo and Rooplay Originals. During the quarter ended June 30, 2019, the Company had one customer (June 30, 2019 - $666,054) who purchased more than 10% of the total revenue. The Company is reliant on the Google App, iOS App and Amazon App Stores to provide a content platform for Rooplay, Trophy Bingo and Garfield's Bingo to be played thereon and Driver Digital for the Ad tech revenue.

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended June 30, 2019 and 2018

(Unaudited)

15.  Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions. At June 30, 2019, the Company had total cash balances of $1,049,044 (December 31, 2018 - $641,536) at financial institutions, where $776,763 (December 31, 2018 - $489,235) is in excess of federally insured limits.

The Company has concentrations of credit risk with respect to accounts receivable, the majority of its accounts receivable are concentrated geographically in the United States amongst a small number of customers.

As of June 30, 2019, the Company had one customer, totaling $1,272,099 who accounted for greater than 10% of the total accounts receivable. As of December 31, 2018, the Company had three customers, totaling $8,814 who accounted for greater than 10% of the total accounts receivable.

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

KIDOZ is in an industry-leading market position creating a unique Kid Safe platform for digital content distribution and monetization that reaches over 50 million children and parents worldwide every month.  Kids consist of more than 30% of global Internet traffic and media budgets continue to shift from Linear TV to digital platforms like KIDOZ as brands seek to engage their customers where kids spend most of their screen time.  Digital media buying in the kids market is constrained by the requirement imposed on companies by regulators for the content to be COPPA (in the US) and GDPR-K (in Europe) compliant. The KIDOZ business has been focused, since inception, to meet these stringent requirements thereby making it one of the most respected and safe kids solution providers in the market.

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

The Content Revenue includes sale of in-game and premium purchases, net of platform fees, in-game advertising, subscriptions. and revenue is recognized when delivery has occurred, and the collection of the amounts are reasonably assured.

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

Total software development costs were $7,256,571 as at June 30, 2019 (December 31, 2018 - $6,716,810).

RESULTS OF OPERATIONS

            Revenue

Total revenue, net of platform fees to Apple, Google and Amazon and withholding taxes, for the quarter ended June 30, 2019, increased to $818,286, an increase from revenue of $24,343 for second quarter of 2018 and an increase from revenue of $305,956, in the first quarter of 2019. Ad Tech advertising revenue increased to $579,052 for the quarter ended June 30, 2019, an increase from ad tech advertising revenue of $230,862 in the first quarter of 2018. Content revenue increased to $239,234 for the quarter ended June 30, 2019, an increase from revenue of $24,343 in the second quarter of 2018 and an increase from revenue of $75,094, in the first quarter of 2019. The increase in total revenue compared to the first quarter of fiscal 2019 and the second of fiscal 2018, is due to acquisition of Kidoz Ltd.

            Sales and marketing expenses

Sales and marketing expenses were $95,639 for the quarter ended June 30, 2019, a decrease of 17% over expenses of $115,508 in the second quarter of fiscal 2018 and an increase of 11% from selling and marketing expenses of $86,352 in the first quarter of fiscal 2019. This decrease in sales and marketing expenses in the quarter ended June 30, 2019, compared to the second quarter of fiscal 2018 was due to a reduced marketing campaign in the second quarter of fiscal 2019, due to delays in launching Rooplay on additional platforms. The increase in sales and marketing expenses compared to the first quarter of fiscal 2019 is due to the acquisition of Kidoz Ltd. in the quarter ended March 31, 2019. Selling and marketing expenses principally include sales staff and the publishing services and user acquisition costs to acquire players.

We expect to incur increased sales and marketing expenses to employ sales staff to selling the Ad tech advertising revenue and to grow the Ad tech advertising revenue and to bring new players to Rooplay; our Rooplay Originals; and our bingo games.   There can be no assurances that these expenditures will result in increased traffic or significant additional revenue.

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our offices, legal and professional fees, and other general corporate and office expenses. General and administrative expenses increased to $174,977 for the quarter ended June 30, 2019, an increase from costs of $66,282 for the second quarter of fiscal 2018 and an increase of 65% from costs of $105,928 in the first quarter of 2019. The increase in general and administrative expenses compared to the first quarter of fiscal 2019 and the second of fiscal 2018, is due to the acquisition of Kidoz Ltd. and costs incurred to the change the name of the Company to Kidoz Inc. in the quarter ended June 30, 2019.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants, and benefits decreased to $144,284 for the quarter ended June 30, 2019, a decrease of 14% compared to salaries, wages, consultants, and benefits of $168,211 in the second quarter of 2018 and a decrease of 50%, over salaries, wages, consultants, and benefits of $288,663 in the first quarter of 2019. This increase compared to the first quarter of fiscal 2019 and the second of fiscal 2018, is due to a reduction of staff and lower consulting charges incurred by the Company for the acquisition of Kidoz Ltd.

Depreciation and amortization

Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years. Depreciation and amortization increased to $4,811 during the quarter ended June 30, 2019, an increase over costs of $1,404 during the same quarter in the prior year and an increase over costs of $1,748 in the first quarter of 2019. This increase in depreciation and amortization compared to the first quarter of fiscal 2019 and the second of fiscal 2018, is due to the acquisition of Kidoz Ltd. and acquisitions of equipment and leasehold improvements.

Content and software development

The Company does not capitalize its development costs. The Company expensed $285,304 in content and software development costs during the quarter ended June 30, 2019, an increase of 7% in content and software development costs compared to content and software development costs of $265,445 expensed during the second quarter of fiscal 2018 and an increase of 12% in content and software development costs of $254,457 expensed during the first quarter of 2019. The increase compared to the first quarter of fiscal 2019 and the second of fiscal 2018, is due to the acquisition of Kidoz Ltd.

Stock-based compensation expense

During the quarter ended June 30, 2019, the Company incurred non-cash stock compensation expenses of $4,950 from the issuance of stock options granted in the second quarter of fiscal 2018, a decrease compared to stock-based compensation expense $584,783 in the second quarter of fiscal 2018 and a decrease compared to stock-based compensation expense $4,980 in the first quarter of fiscal 2019 .  This decrease compared to the second quarter of fiscal 2019 is due to stock options granted in the second quarter of fiscal 2018.  The options are issued to consultants and employees as per the Companies 2015 Stock Option Plan.

              Acquisition of subsidiary

During the quarter ended March 31, 2019, the Company acquired Kidoz Ltd. and incurred finder's fee of $130,000 and legal expenses of $60,228.

            Net loss and loss per share

The net loss after taxation for the quarter ended June 30, 2019, amounted to ($398,296), a loss of ($0.00) per share, compared to a net loss of ($989,473) or ($0.02) per share in the quarter ending June 30, 2018 and net loss of ($826,304), or ($0.01) per share in the first quarter of fiscal 2019.  This decrease in total loss for the quarter compared to the first quarter of fiscal 2019 and the second quarter of fiscal 2018 includes the one-time restructuring and acquisition costs of Kidoz Ltd.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $1,049,044 and working capital of $2,158,890 at June 30, 2019.  This compares to cash of $641,536 and working capital of $662,573 at December 31, 2018.

During the quarter ended June 30, 2019, we used cash of ($628,368) in operating activities compared to cash used in operating activities of ($657,524) in the same period in the prior year and compared to using cash of ($597,833) in the first quarter of 2019.

Net cash used by financing activities was $131,541 in the quarter ended June 30, 2019, for the repayment of the short-term loan. This compares to cash used by financing activity of $1,923 in the same period in the prior year and cash generated by financing activities of $1,616,678 in the first quarter of fiscal 2019.

Our future capital requirements will depend on a number of factors, including costs associated with the further development of the Ad tech advertising business, the further development of the content platform including, Rooplay; Rooplay Originals; Shoal.js; Garfield's Bingo and Trophy Bingo; the cost of marketing and player acquisition costs for Rooplay; Rooplay Originals; Garfield's Bingo and Trophy Bingo, the

development of new products, the acquisition of new companies and the success of Rooplay; Rooplay Originals; Garfield's Bingo and Trophy Bingo.

ITEM 4           Controls and Procedures

(a)        Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2019. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2019, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings

We are not currently a party to any legal proceeding and was not a party to any other legal proceeding during the quarter ended June 30, 2019. We are currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

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
31.1

Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 14, 2019.

31.2

Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 14, 2019.

32.1

Certification from the Chief Executive Officer of Kidoz Inc. (Previously Shoal Games Ltd.)pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 14, 2019.

32.2

Certification from the Chief Financial Officer of Kidoz Inc. (Previously Shoal Games Ltd.)pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 14, 2019.

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

(g) Previously filed with the Company's report on Form 8-K on March 12, 2019.

Reports on Form 8-K.

During the quarter ended June 30, 2019, the Company filed the following Form 8-K.

-          April 9, 2019 - announcing the adoption of the Direct Registration System (DRS) and the change of name of the Company from Shoal Games Ltd. to Kidoz Inc.

Reports Subsequent to the quarter ended June 30, 2019.

There were no reports subsequent to the quarter ended June 30, 2019.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 14, 2019	SHOAL GAMES LTD.
(Registrant)
Date:	August 14, 2019	/S/ J.M. Williams
J. M. Williams, Chief Executive Officer, and President (Principal Executive Officer)
Date:	August 14, 2019	/S/ H. W. Bromley
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

(c)  Evaluated the effectiveness of Kidoz Inc.'s (previously Shoal Games Ltd.) disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of June 30, 2019, covered by this quarterly report based on such evaluation; and

(d)  Disclosed in this report any change in Kidoz Inc.'s (previously Shoal Games Ltd.) internal control over financial reporting that occurred during Kidoz Inc.'s (previously Shoal Games Ltd.) most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Kidoz Inc.'s (previously Shoal Games Ltd.) internal control over financial reporting; and

5. Kidoz Inc.'s (previously Shoal Games Ltd.) other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Kidoz Inc.'s (previously Shoal Games Ltd.) auditors and the audit committee Kidoz Inc.'s (previously Shoal Games Ltd.) board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ J. M. Williams                                                                 Date: August 14, 2019

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

(c)  Evaluated the effectiveness of Kidoz Inc.'s (previously Shoal Games Ltd.) disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of June 30, 2019, covered by this quarterly report based on such evaluation; and

(d)  Disclosed in this report any change in Kidoz Inc.'s (previously Shoal Games Ltd.) internal control over financial reporting that occurred during Kidoz Inc.'s (previously Shoal Games Ltd.) most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Kidoz Inc.'s (previously Shoal Games Ltd.) internal control over financial reporting; and

5. Kidoz Inc.'s (previously Shoal Games Ltd.) other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Kidoz Inc.'s (previously Shoal Games Ltd.) auditors and the audit committee Kidoz Inc.'s (previously Shoal Games Ltd.) board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ H. W. Bromley                                                                                Date: August 14, 2019

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kidoz Inc. (previously Shoal Games Ltd.) (the "Company") on Form 10-Q for the period ended June 30, 2019, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        August 14, 2019

A signed original of this written statement required by Section 906 has been provided to Kidoz Inc. (previously Shoal Games Ltd.) and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kidoz Inc. (previously Shoal Games Ltd.) (the "Company") on Form 10-Q for the period ended June 30, 2019, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        August 14, 2019

A signed original of this written statement required by Section 906 has been provided to Kidoz Inc. (previously Shoal Games Ltd.) and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.