Form 10-Q
period 2019-09-30
KIDOZ INC.
filed 2019-11-15
CIK 1318482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

                                                                        Emerging growth company         [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes [  ]       No  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer's common stock, no par value per share, was 131,124,989 as of November 14, 2019.

KIDOZ INC.

(Previously Shoal Games Ltd.)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2019

PART I - FINANCIAL INFORMATION

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Consolidated Balance Sheets

(Unaudited)

As at	September 30, 2019	December 31, 2018

Assets
Current assets:
Cash and cash equivalents	$812,477	$641,536
Accounts receivable less allowance for doubtful accounts $53,513 (December 31, 2018 - $27,666) (Note 4)	1,909,315	12,103
Prepaid expenses	127,814	99,739
Total Current Assets	2,849,606	753,378

Equipment, net (Note 5)	25,773	16,255
Goodwill and identified intangible assets (Note 3)	19,591,161	-
Operating lease right-of-use assets (Note 12)	141,137	-
Security deposit	7,597	-

Total Assets	$22,615,274	$769,633

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$521,361	$15,404
Accrued liabilities	193,696	64,937
Accounts payable and accrued liabilities - related party (Note 12)	3,771	10,464
Operating lease liabilities - current portion (Note 12)	21,928	-
Total Current Liabilities	740,756	90,805

Operating lease liabilities, net of current portion (Note 12)	97,422	-

Total Liabilities	838,178	90,805

Commitments (Note 10)

Stockholders' Equity (Note 9):
Common stock, no par value, unlimited shares authorized, 131,124,989 shares issued and outstanding (December 31, 2018 - 73,674,703)	48,934,268	26,552,468
Accumulated deficit	(27,181,752)	(25,898,220)
Accumulated other comprehensive income: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	21,777,096	678,828

Total Liabilities and Stockholders' Equity	$22,615,274	$769,633

See accompanying notes to the consolidated financial statements.

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Consolidated Statements of Operations and Comprehensive Loss

For Periods Ended September 30, 2019 and 2018

(Unaudited)

	Nine Months ended September 30, 2019	Nine Months ended September 30, 2018	Three Months ended September 30, 2019	Three Months ended September 30, 2018

Revenue:
Ad tech advertising revenue	$1,975,523	$-	$1,165,609	$-
Content revenue	419,747	89,636	105,419	40,942
Total revenue	2,395,270	89,636	1,271,028	40,942

Cost of sales:	1,506,272	-	753,987	-
Total cost of sales	1,506,272	-	753,987	-

Gross profit	888,998	89,636	517,041	40,942

Operating expenses:
Acquisition of subsidiary (Note 3)	190,228	-	-	-
Depreciation and amortization (Note 5)	11,633	3,988	5,074	1,495
Directors fees	5,500	3,500	1,000	500
General and administrative	414,990	201,190	134,085	51,200
Promissory note accretion and interest (Note 7)	-	37,090	-	-
Salaries, wages, consultants and benefits	569,709	473,110	136,762	143,477
Selling and marketing	276,280	309,479	94,289	36,787
Stock-based compensation (Note 9)	14,945	592,050	5,015	3,574
Content and software development (Note 6)	810,202	743,547	270,441	207,483
Total operating expenses	2,293,487	2,363,954	646,666	444,516

Loss before other income (expense) and income taxes	(1,404,489)	(2,274,318)	(129,625)	(403,574)

Other income (expense):
Foreign exchange gain (loss)	21,147	1,604	(28,299)	2,697
Interest and other income	1,915	6,125	1,097	3,701
Gain on derivative liability - warrants (Note 7)	-	44,572	-	-

Loss before income taxes	(1,381,427)	(2,222,017)	(156,827)	(397,176)

Income tax recovery (Note 11)	97,895	-	97,895	-
Loss after tax	(1,283,532)	(2,222,017)	(58,932)	(397,176)

Other comprehensive income (loss)	-	-	-	-

Comprehensive loss	$(1,283,532)	(2,222,017)	(58,932)	(397,176)

Basic and diluted loss per common share	$(0.01)	$(0.03)	$(0.00)	$(0.01)

Weighted average common shares outstanding, basic	117,867,231	71,584,648	131,124,989	73,674,703
Weighted average common shares outstanding, diluted	117,867,231	71,584,648	131,124,989	73,674,703

See accompanying notes to the consolidated financial statements.

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Consolidated Statements of Stockholders' Equity

For the periods ended September 30, 2019 and 2018

(Unaudited)

	Nine-Month period Ended September 30, 2019
	Common stock			Accumulated Other Comprehensive income
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2018	73,674,703	$26,552,468	$ (25,898,220)	$ 24,580	$678,828

Acquisition of subsidiary	52,450,286	20,603,655			20,603,655
Private placement	5,000,000	2,000,000	-	-	2,000,000
Share issuance costs	-	(236,800)	-	-	(236,800)
Stock-based compensation	-	4,980	-	-	4,980
Net loss and comprehensive loss	-	-	(826,304)	-	(826,304)
Balance, March 31, 2019	131,124,989	$48,924,303	$ (26,724,524)	$ 24,580	$22,224,359

Stock-based compensation	-	4,950	-	-	4,950
Net loss and comprehensive loss	-	-	(398,296)	-	(398,296)

Balance, June 30, 2019	131,124,989	$48,929,253	$ (27,122,820)	$ 24,580	$21,831,013

Stock-based compensation	-	5,015	-	-	5,015
Net loss and comprehensive loss	-	-	(58,932)	-	(58,932)

Balance, September 30, 2019	131,124,989	$48,934,268	$ (27,181,752)	$ 24,580	$21,777,096

	Nine-Month period Ended September 30, 2018
	Common stock			Accumulated Other Comprehensive income
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity (Deficiency)
Balance, December 31, 2017	65,169,703	$23,133,400	$ (23,305,389)	$ 24,580	($147,409)

Exercise of Warrants	15,000	6,600	-	-	6,600
Private placement	7,290,000	2,551,500	-	-	2,551,500
Share issuance costs	-	(271,358)	-	-	(271,358)
Stock-based compensation	-	3,693	-	-	3,693
Net loss and comprehensive loss	-	-	(835,368)	-	(835,368)

Balance, March 31, 2018	72,474,703	$25,423,835	$ (24,140,757)	$ 24,580	$1,307,658

Exercise of Warrants	1,200,000	603,435	-	-	603,435
Stock-based compensation	-	584,783	-	-	584,783
Extinguishment of promissory note		(65,955)			(65,955)
Net loss and comprehensive loss	-	-	(989,473)	-	(989,473)

Balance, June 30, 2018	73,674,703	$26,546,098	$ (25,130,230)	$ 24,580	$1,440,448

Stock-based compensation	-	3,574	-	-	3,574
Net loss and comprehensive loss	-	-	(397,176)	-	(397,176)

Balance, September 30, 2018	73,674,703	$26,549,672	$ (25,527,406)	$ 24,580	$1,046,846

See accompanying notes to the consolidated financial statements.

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Consolidated Statements of Cash Flows

For the nine month periods ended September 30, 2019 and 2018

(Unaudited)

	2019		2018
Cash flows from operating activities:
Net loss	$(1,283,532)		$(2,222,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,633		3,988
Accretion of promissory note	-		31,966
Loss on derivative liability - warrants	-		(44,572)
Amortization of right of use assets	53,219		-
Promissory note - accrued interest	-		5,124
Stock-based compensation	14,945		592,050

Changes in operating assets and liabilities:
Accounts receivable	(360,825)		3,544
Prepaid expenses	(5,822)		(61,551)
Accounts payable and accrued liabilities	161,804		(61,318)
Net cash used in operating activities	(1,408,578)		(1,752,786)

Cash flows from investing activities:
Acquisition of equipment	(6,278)		(8,720)
Acquisition of subsidiary	183,263		-
Security deposits	(7,597)		-
Net cash provided by (used in) investing activities	169,388		(8,720)

Cash flows from financing activities:
Private placement, net	1,763,200		2,280,142
Payments on the right of use liability	(75,006)		-
Promissory note	-		(1,923)
Repayment of short-term loan	(278,063)		-
Warrant exercised	-		6,600
Net cash provided by financing activities	1,410,131		2,284,819

Change in cash and cash equivalents	170,941		523,31

Cash and cash equivalents, beginning of period	641,536		478,397
Cash and cash equivalents, end of period	$812,477		$1,001,710

Supplementary information:
Interest paid	$1,367		$-
Income taxes paid	$-		$-
		$
Non-cash investing activity - operating lease right-of-use assets	$(188,784)		$-
Non-cash investing activity - operating lease liabilities	$188,784		$-
Non-cash financing activity - Extinguishment of promissory notes	$--		$(65,955)
Non-cash financing activity - settlement of promissory notes through exercise of 1,200,000 warrants	$-		$603,435

RECONCILIATION OF CASH AND CASH EQUIVALENTS
Cash and cash equivalents, beginning of period
Cash	641,536		478,397
Cash equivalents (Term deposits)	-		-
Total cash and cash equivalents, beginning of period	641,536		478,397

Cash and cash equivalents, end of period
Cash	774,715		865,400
Cash equivalents (Term deposits)	37,762		136,310
Total cash and cash equivalents, end of period	812,477		1,001,710

See accompanying notes to the consolidated financial statements.

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended September 30, 2019 and and 2018

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

Continuing operations

These unaudited interim consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses from operations for the quarters ended September 30, 2019 and 2018, and has an accumulated deficit of $27,181,752 as at September 30, 2019.  These material uncertainties raise substantial doubt about the Company's ability to continue as a going concern.

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

Three Months ended September 30, 2019 and and 2018

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

Significant areas requiring the use of estimates include the collectability of accounts receivable, stock-based compensation, the valuation of deferred tax assets, the valuation of the acquisition of Kidoz Ltd. and the estimated interest rate of 12% for the license right of use assets and 4.12% for the rental unit right of use asset. Actual results may differ significantly from these estimates.

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended September 30, 2019 and and 2018

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

Three Months ended September 30, 2019 and and 2018

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(e)   Software Development Costs: (Continued)

Total software development costs were $7,527,012 as at September 30, 2019 (December 31, 2018 - $6,716,810).

(f)  Equipment:

Equipment is recorded at cost less accumulated depreciation. Depreciation is provided for annually on the declining balance method over the following periods:

                              Equipment and computers                      33.3%

                        Furniture and fixtures                             20.0%

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

Three Months ended September 30, 2019 and and 2018

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

Three Months ended September 30, 2019 and and 2018

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

Three Months ended September 30, 2019 and and 2018

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

Three Months ended September 30, 2019 and and 2018

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

In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326) ("ASU 2019-05"). ASU 2019-05 provides entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments-Overall, applied on an instrument-by-instrument basis for eligible instruments. ASU 2019-05 is effective for the Company's financial statements for annual and interim periods beginning on or after December 15, 2019. The Company does not believe that the adoption of this standard will have a material impact on the Company's consolidated financial position or results of operations.

There have been no other recent accounting standards, or changes in accounting standards, during the period ended September 30, 2019, as compared to the recent accounting standards described in the Annual Report, that are of material significance, or have potential material significance, to us.

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

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended September 30, 2019 and and 2018

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(k)   Financial instruments: (Continued)

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

This acquisition is accounted for as a business combination. On acquisition of Kidoz Ltd., the Company allocated the purchase price to the fair value of the net assets acquired. However, as certain information regarding Kidoz Ltd.'s, intangible assets and resulting goodwill is not yet finalized, these figures are subject to change. The provisional measurements of assets and liabilities may be retrospectively adjusted when new information is obtained until the final measurements are determined within one year of the acquisition date. During the quarter ended September 30, 2019, the provisional measurements have been updated to reflect new information on the fair value of the net assets received.

The Company has estimated the following assets and liabilities were acquired with the acquisition of Kidoz Ltd.

Cash	$183,263
Accounts receivable	1,536,387
Prepaid expenses	22,253
Equipment	14,873
Accounts payable and accrued liabilities	(466,219)
Short term loan	(278,063)
Goodwill and identified intangible assets	19,591,161

$20,603,655

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended September 30, 2019 and and 2018

(Unaudited)

4.    Accounts Receivable:

The accounts receivable as at September 30, 2019, is summarized as follows:

	September 30, 2019	December 31, 2018
Accounts receivable	$1,962,828	$39,769

Provision for doubtful accounts	(53,513)	(27,666)

Net accounts receivable	$1,909,315	12,103

The Company had bank accounts with the National Bank of Anguilla. During the year ended December 31, 2016, the National Bank of Anguilla filed for chapter 11 protection. The Company expensed the balance on account of $27,666 in fiscal 2016 as a doubtful debt.

5. Equipment

September 30, 2019	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$142,498	$123,014	$19,484
Furniture and fixtures	14,787	8,498	6,289
	$157,285	$131,512	$25,773

December 31, 2018	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$128,097	$112,845	$15,252
Furniture and fixtures	8,037	7,034	1,003
	$136,134	$119,879	$16,255

Depreciation expense was $5,074 (September 30, 2018 - $1,495) for the quarter ended September 30, 2019.

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

During the period ended September 30, 2019, the Company has expensed the development costs of all its technology as incurred and has expensed the following software development costs.

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended September 30, 2019 and and 2018

(Unaudited)

6. Content and software development assets: (Continued)

	Nine Months ended September 30, 2019	Nine Months ended September 30, 2018	Three Months ended September 30, 2019	Three Months ended September 30, 2018

Opening total software development costs	$6,716,810	$5,768,476	$7,256,571	$6,304,540

Software development during the period	810,202	743,547	270,441	207,483
Closing total Software development costs	7,527,012	6,512,023	7,527,012	6,512,023

7.   Promissory notes:

The Company has issued unsecured promissory notes from shareholders of the Company. The notes were repayable on September 30, 2018. The interest on the notes are 2% per annum, calculated and compounded annually and paid annually.  Interest in arrears shall accrue interest. The unpaid principal amount due hereunder may be reduced to zero from time to time without affecting the validity of this note.

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

On March 31, 2017, the maturity date on the promissory notes was extended to April 1, 2020. The Company treated the change as an extinguishment and reissuance of the notes. The Company recognized a discount on the promissory notes of $94,191 from the extinguishment and reissuance of the notes.  During the quarter ended September 30, 2018, the promissory notes were settled in exchange for the exercise of warrants and the notes were extinguished. Since the extinguishment of the promissory note is with related parties, then in accordance with ASC 470-50-40-2, the extinguishment transactions is in essence a capital transaction. The Company recognized accretion interest and accrued interest of $nil (September 30, 2018 - $18,796).

	September 30, 2019	December 31, 2018
Opening balance	$-	$502,313

Reduction of capital on extinguishment of promissory notes with related parties	-	65,955
Extinguishment of promissory notes to related parties	-	(605,358)
Accrued interest	-	5,124
Interest accretion	-	31,966

Closing balance	$-	$-

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended September 30, 2019 and and 2018

(Unaudited)

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

During the period ended March 31, 2019, the Company issued 52,450,286 shares for total consideration of $20,603,655 in the acquisition of all the issued and outstanding ordinary and preferred shares in the capital stock of Kidoz Ltd., a company incorporated under the laws of the State of Israel. (Note 3)

During the period ended September 30, 2018, the related party warrant holders exercised their warrants for 1,200,000 shares at CAD$0.65 (US$0.50) per share through the settlement of the promissory notes, in a non-cash transaction.

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

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended September 30, 2019 and and 2018

(Unaudited)

9.    Stockholders' Equity: (Continued)

(b)   Warrants

A summary of warrant activity for the period ended September 30, 2019 are as follows:

	Number of warrants	Weighted average exercise price
Outstanding, December 31, 2017	5,219,163	$0.48

Granted	-	-
Exercised	(1,215,000)	(0.50)
Expired, unexercised	(4,004,163)	(0.51)

Outstanding December 31, 2018 and September 30, 2019	-	$-

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

No options were granted, cancelled or exercised during the three month period ended September 30, 2019. During the nine months ended September 30, 2019, 249,250 options were cancelled.

As at September 30, 2019, there were a total of 3,325,750 stock options (December 31, 2018 - 3,575,000) outstanding. Of the options outstanding at September 30, 2019, a total of 3,210,250 (December 31, 2018 - 3,190,000) were fully vested and a total of 115,500 (December 31, 2018 - 385,000) were issued where 10% vests at the grant date, 15% one year following the grant date and 2% per month starting 13 months after the grant date.

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended September 30, 2019 and and 2018

(Unaudited)

9.    Stockholders' Equity: (Continued)

(c)        Stock option plans: (Continued)

	Number of options	Weighted average exercise price
Outstanding, December 31, 2018	3,575,000	$0.45

Granted	-	-
Exercised	-	-
Cancelled	(249,250)	(0.42)

Outstanding September 30, 2019	3,325,750	$0.45

The following table summarizes information concerning outstanding and exercisable stock options at September 30, 2019:

Range of exercise prices per share	Number outstanding	Number exercisable	Expiry date
$ 0.42	770,000	770,000	December 20, 2021
0.42	567,750	452,250	November 8, 2022
0.42	713,000	713,000	June 4, 2023
0.50	1,275,000	1,275,000	June 4, 2023
	3,325,750	3,210,250

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

The Netanya, Israel operating lease expired on July 14, 2017 but unless 3 month's notice is given it automatically renews for a future 12 months until notice is given. Subsequent to the quarter ended September 30, 2019, the lease was extended for a further 12 months. The Company has accounted for this lease as a short-term lease.

The minimum lease payments under these operating leases are approximately as follows:

2019	$12,352
2020	41,971
2021	43,073
2022	44,175
2023	45,277
2024	11,388

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended September 30, 2019 and and 2018

(Unaudited)

10. Commitments: (Continued)

The Company paid rent expense totaling $22,109 for the quarter ended September 30, 2019 (September 30, 2018 - $7,637).

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

As at September 30, 2019, the Company had a number of renewable license commitments with large brands, including, Garfield, Moomins, Mr. Men and Little Miss, Mr. Bean, Peter Rabbit, Pororo and the Winx club.

These agreements have commitments to pay royalties on the revenue from the licenses subject to the following minimum guarantee payments:

2019	$7,379
2020	3,000

The Company expensed the minimum guarantee payments over the life of the agreement and recognized license expense of $16,458 (September 30, 2018 - $9,577) for the quarter ended September 30, 2019 and $44,332 (September 30, 2018 - $22,562) for the nine months ended September 30, 2019 .

11. Income Taxes:

Shoal Games Ltd. is domiciled in the tax-free jurisdiction of Anguilla, British West Indies. However certain of the Company's subsidiaries incur income taxation.

During the quarter ended September 30, 2019, Shoal Media (Canada) Inc., a subsidiary of  Kidoz Inc., received the British Columbia Interactive Digital Media Tax Credit of CAD$130,145 ($97,895) for the year ended December 31, 2018 from the British Columbia Provincial Government. The Company recognized this tax credit as a recovery of income tax expense on the statement of operations upon receipt of funds.

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended September 30, 2019 and and 2018

(Unaudited)

12. Right of Use assets:

On January 1, 2019, the Company adopted ASC Topic 842 using the modified retrospective transition method. Topic 842 requires the recognition of lease assets and liabilities for operating leases, in addition to the finance lease assets and liabilities previously recorded on our condensed consolidated balance sheets. Beginning on January 1, 2019, our condensed consolidated financial statements are presented in accordance with the revised policies, while prior period amounts are not adjusted and continue to be reported in accordance with our historical policies. The modified retrospective transition method required the cumulative effect, if any, of initially applying the guidance to be recognized as an adjustment to our accumulated deficit as of our adoption date. As a result of adopting Topic 842, we recognized additional lease assets and liabilities of $5,834 as of January 1, 2019, in relation to the brand licenses we currently hold.  There is no discount rate implicit in the license agreement so the Company estimated a 12% the discount rate for the incremental borrowing rate for the licenses as of the adoption date, January 1, 2019.

Effective April 1, 2019, we recognized lease assets and liabilities of $125,474, in relation to the Vancouver office. We estimated a discount rate of 4.12%.

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

13. Related Party Transactions:

The Company has a liability of $nil (December 31, 2018 - $nil) to a company owned by a current director and officer of the Company for payment of consulting services rendered of $33,000 (September 30, 2018 - $33,000) by the current director and officer of the Company.

The Company has a liability of $2,180 (December 31, 2018 - $1,647) to a current director and officer of the Company for expenses incurred.

The Company has a liability of $nil (December 31, 2018 - $nil) to a company owned by a current director and officer of the Company for payment of consulting services rendered of $18,493 (September 30, 2018 - $19,543) by the current director and officer of the Company.

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended September 30, 2019 and and 2018

(Unaudited)

13. Related Party Transactions: (Continued)

The Company has a liability of $nil (December 31, 2018 - $nil) to a company owned by a current director and officer of the Company for payment of consulting services rendered of $22,500 (September 30, 2018 - $22,500) by the current director and officer of the Company.

The Company has a liability of $1,500 (December 31, 2018 - $1,500), to independent directors of the Company for payment of directors' fees. During the quarter ended September 30, 2019, the Company accrued $1,000 (September 30, 2018 - $500) to the independent directors in director fees.

The Company has a liability of $91 (December 31, 2018 - $7,317), to an officer of the Company for payment of consulting services rendered and expenses incurred of $34,085 (September 30, 2018 - $25,588) by the officer of the Company.

The Company has a receivable of $nil (December 31, 2018 - $2,305) from a company of which a former director of the Company is a director.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

14. Segmented information:

Revenue

The Company operates in reportable business segments, the sale of Ad tech advertising and content revenue.

The Company had the following revenue by geographical region.

	Nine Months ended September 30, 2019	Nine Months ended September 30, 2018	Three Months ended September 30, 2019	Three Months ended September 30, 2018
Ad tech advertising revenue
Western Europe	$485,540	$-	$366,262	$-
North America	1,460,722	-	774,740	-
Other	29,261	-	24,607	-

Total ad tech advertising revenue	$1,975,523	$-	$1,165,609	$-

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended September 30, 2019 and and 2018

(Unaudited)

14. Segmented information: (Continued)

	Nine Months ended September 30, 2019	Nine Months ended September 30, 2018	Three Months ended September 30, 2019	Three Months ended September 30, 2018
Content revenue
Western Europe	$62,836	$11,391	$28,610	$2,917
Central, Eastern and Southern Europe	152,572	1,472	52,677	464
North America	135,124	63,201	9,066	33,384
Other	69,215	13,572	15,066	4,177

Total content revenue	$419,747	$89,636	$105,419	$40,942

Total revenue
Western Europe	$548,376	$11,391	$394,872	$2,917
Central, Eastern and Southern Europe	152,572	1,472	52,677	464
North America	1,595,846	63,201	783,806	33,384
Other	98,476	13,572	39,673	4,177
Total revenue	$2,395,270	$89,636	$1,271,028	$40,942

Equipment

The Company's equipment is located as follows:

Net Book Value	September 30, 2019	December 31, 2018
Anguilla	$276	$368
Canada	12,359	12,911
Israel	10,907	-
United Kingdom	2,231	2,976
	$25,773	$16,255

15.       Concentrations:

Major customers

During the quarter ended September 30, 2019, the Company sold Ad tech revenue and during the quarter ended September 30, 2019 and 2018, sold content revenue including subscriptions on its site Rooplay, in-app purchases on its social bingo sites, Trophy Bingo and Garfield's Bingo and Rooplay Originals. During the quarter ended September 30, 2019, the Company had two customers (September 30, 2019 - $680,192 and $184,376 respectively) (September 30, 2018 - $nil)who purchased more than 10% of the total revenue. The Company is reliant on the Google App, iOS App and Amazon App Stores to provide a content platform for Rooplay, Trophy Bingo and Garfield's Bingo to be played thereon and certain advertising agencies for the Ad tech revenue.

KIDOZ INC. and subsidiaries

(Previously Shoal Games Ltd.)

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended September 30, 2019 and and 2018

(Unaudited)

15.       Concentrations: (Continued)

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions. At September 30, 2019, the Company had total cash and cash equivalents balances of $812,477 (December 31, 2018 - $641,536) at financial institutions, where $527,373 (December 31, 2018 - $489,235) is in excess of federally insured limits.

The Company has concentrations of credit risk with respect to accounts receivable, the majority of its accounts receivable are concentrated geographically in the United States amongst a small number of customers.

As of September 30, 2019, the Company had one customer, totaling $1,296,246 who accounted for greater than 10% of the total accounts receivable. As of December 31, 2018, the Company had three customers, totaling $8,814 who accounted for greater than 10% of the total accounts receivable.

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

OVERVIEW

KIDOZ Inc. (TSXV:KIDZ) (previously Shoal Games Ltd.) (the "Company") is a kid-tech software developer and owner of the KIDOZ content discovery network (www.KIDOZ.net), the KIDOZ Kid-Mode Operating System, the Rooplay edu-games platform (www.rooplay.com), and the Rooplay Originals games library.  Our solutions help App Developers, leading brands, and OEM manufacturers optimize their mobile presence. For App Developers focused on kids, Kidoz Inc. offers the leading GDPR and COPPA-compliant Ad monetization solution, already used by thousands of kids' games and apps to safely monetize their traffic. For kids' brands, Kidoz Inc. is the leading mobile distribution network for kids 13 and under. The Company's KIDOZ Network enables brands to reach and engage millions of kids and parents on thousands of apps through one focal point. For OEMs and Carriers, the Company's KIDOZ Mode is the official software solution that powers their youth-dedicated products, including custom content libraries, parental control and kid friendly monetization. The Company is managed by an experienced team of technology entrepreneurs who have a long history in advertising technology, video games, enterprise software, mobile software, and Internet products.

Our vision is to create a free and safe Internet for children, by enabling content producers to monetize their apps and video with safe, relevant, and fun advertising. Media budgets continue to shift from Linear TV to digital platforms like KIDOZ as brands seek to engage their customers where kids spend most of their screen time. Digital media buying in the kids' market is constrained by the requirement imposed on companies by regulators for the content to be COPPA compliant (in the US) and GDPR-K compliant (in Europe). The business of Kidoz Ltd. was focused since inception on meeting these stringent requirements, making it one of the most respected and safe kids solution providers in the market.  We connect the brands that kids love with the hundreds of millions of kids and families all over the world who enjoy free games, videos and apps on the Internet.

Without a safe advertising eco-system, this content cannot be free. The KIDOZ Safe Ad Network SDK is currently installed in more than 3,500 different apps engaging over 100 million kids a month, making it the most popular children focused mobile solution in the market. KIDOZ employs only contextual targeting and is not using any personal identifiers to target users, unlike most networks in today's sophisticated AdTech market that relies on personal identifiers to optimize campaign targeting. In the past few months, leading developers and publishers such as WildWorks, Budge Studio, PepyPlay, MyTown Games, Educa Studio, SmartStudy, Beansprites and dozens of others have begun to use the KIDOZ Safe Advertising Network.

The number of apps that use KIDOZ has been steadily increasing, due to the high demand for safe advertising systems by parents, regulators, Google, Apple, and app developers themselves. The KIDOZ system was designed from inception to not use any personal identifiers to target users and to have human curation of every campaign that goes live on the network so that no inappropriate ads will ever be seen in a KIDOZ powered app. In May 2019, Google announced that only ten networks globally, including KIDOZ, would be allowed to place ads into children's and family apps. In September 2019, Apple announced that it would enforce even tighter restrictions limiting kids' apps to use Ad networks that rely on contextual targeting only while performing human review of all ad creatives. Apple's restrictions make almost every network or programmatic platform non- compliant for kids' traffic, other than manually moderated networks like KIDOZ.

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

Finally, regulation at the government level is increasing and positively influencing growth of the KIDOZ Safe Ad Network. COPPA in America and GDPR in Europe have forced advertisers and publishers to ensure their data and advertising methodologies are safe. Regulators in America are considering updating COPPA to further enhance child safety online, and regulators in China, India and other regions are considering similar measures. As KIDOZ is compliant, it benefits from all child-safe advertising regulation.

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

Total software development costs were $7,527,012 as at September 30, 2019 (December 31, 2018 - $6,716,810).

RESULTS OF OPERATIONS

            Revenue

Total revenue, net of platform fees to Apple, Google and Amazon and withholding taxes, for the quarter ended September 30, 2019, increased to $1,271,028, an increase from revenue of $40,942 for third quarter of 2018 and an increase from revenue of $818,286, in the second quarter of 2019. Ad Tech advertising revenue increased to $1,165,609 for the quarter ended September 30, 2019, an increase from ad tech advertising revenue of $579,052 in the second quarter of 2019. Content revenue increased to $105,419 for the quarter ended September 30, 2019, an increase from revenue of $40,942 in the third quarter of 2018 and a decrease from revenue of $239,234, in the second quarter of 2019. The increase in total revenue compared to the second quarter of fiscal 2019 and the third of fiscal 2018, is due to acquisition of Kidoz Ltd and the strong demand for kid safe advertising generated by the introduction of strong regulations worldwide.

            Sales and marketing expenses

Sales and marketing expenses were $94,289 for the quarter ended September 30, 2019, an increase of 156% over expenses of $36,787 in the third quarter of fiscal 2018 and a decrease of 1% from selling and marketing expenses of $95,639 in the second quarter of fiscal 2019. This increase in sales and marketing expenses in the quarter ended September 30, 2019, compared to the third quarter of fiscal 2018 is due to the acquisition of Kidoz Ltd. in the quarter ended March 31, 2019.  Selling and marketing expenses principally include sales staff and the publishing services and user acquisition costs to acquire players.

We expect to incur increased sales and marketing expenses to employ sales staff to selling the Ad tech advertising revenue and to grow the Ad tech advertising revenue and to bring new players to Rooplay; our Rooplay Originals; and our bingo games.   There can be no assurances that these expenditures will result in increased traffic or significant additional revenue.

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our offices, legal and professional fees, and other general corporate and office expenses. General and administrative expenses increased to $134,085 for the quarter ended September 30, 2019, an increase from costs of $51,200 for the third quarter of fiscal 2018 and a decrease of 23% from costs of $174,977 in the second quarter of 2019. The increase in general and administrative expenses compared to the third quarter of fiscal 2018, is due to the acquisition of Kidoz Ltd. The decrease in general and administrative expenses compared to the second quarter of fiscal 2019 is due to the completion of reorganization costs incurred with the acquisition of Kidoz Ltd. and the change in name to Kidoz Inc. incurred in the second quarter of fiscal 2019.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants, and benefits decreased to $136,762 for the quarter ended September 30, 2019, a decrease of 5% compared to salaries, wages, consultants, and benefits of $143,477 in the third quarter of 2018 and a decrease of 5%, over salaries, wages, consultants, and benefits of $144,284 in the second quarter of 2019. This decrease compared to the second quarter of fiscal 2019 and the third quarter of fiscal 2018, is due to a reduction of staff and lower consulting charges.

Depreciation and amortization

Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years. Depreciation and amortization increased to $5,074 during the quarter ended September 30, 2019, an increase over costs of $1,495 during the same quarter in the prior year and an decrease over costs of $4,811 in the second quarter of 2019. This increase in depreciation and amortization compared to the third of fiscal 2018, is due to the acquisition of Kidoz Ltd. and acquisitions of equipment.

Content and software development

The Company does not capitalize its development costs. The Company expensed $270,441 in content and software development costs during the quarter ended September 30, 2019, an increase of 30% in content and software development costs compared to content and software development costs of $207,483 expensed during the third quarter of fiscal 2018 and a decrease of 5% in content and software development costs of $285,304 expensed during the second quarter of 2019. The decrease compared to the second quarter of fiscal 2019 and the third of fiscal 2018, is due to the acquisition of Kidoz Ltd.

Stock-based compensation expense

During the quarter ended September 30, 2019, the Company incurred non-cash stock compensation expenses of $5,015 from the issuance of stock options granted in the third quarter of fiscal 2018, an increase compared to stock-based compensation expense $3,574 in the third quarter of fiscal 2018 and an increase compared to stock-based compensation expense $4,950 in the second quarter of fiscal 2019 .  This increase compared to the third quarter of fiscal 2018 and the second quarter of fiscal 2019 is due to stock options granted in the second quarter of fiscal 2018.  The options are issued to consultants and employees as per the Companies 2015 Stock Option Plan.

              Acquisition of subsidiary

During the quarter ended March 31, 2019, the Company acquired Kidoz Ltd. and incurred finder's fee of $130,000 and legal expenses of $60,228.

            Net loss and loss per share

The net loss after taxation for the quarter ended September 30, 2019, amounted to ($58,932), a loss of ($0.00) per share, compared to a net loss of ($397,176) or ($0.01) per share in the quarter ended September 30, 2018 and net loss of ($398,296), or ($0.00) per share in the second quarter of fiscal 2019.  This decrease in total loss for the quarter compared to the second quarter of fiscal 2019 and the third quarter of fiscal 2018 is due to an increase in revenue and Shoal Media (Canada) Inc., a subsidiary of Kidoz Inc., received the British Columbia Interactive Digital Media Tax Credit of CAD$130,145 ($97,895) for the year ended December 31, 2018 from the British Columbia Provincial Government. The Company recognized this tax credit as a recovery of income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $812,477 and working capital of $2,108,850 at September 30, 2019.  This compares to cash of $641,536 and working capital of $662,573 at December 31, 2018.

During the quarter ended September 30, 2019, we used cash of ($160,306) in operating activities compared to cash used in operating activities of ($437,850) in the same period in the prior year and compared to using cash of ($650,438) in the second quarter of 2019.

Net cash used by financing activities was ($75,007) in the quarter ended September 30, 2019, This compares to cash used by financing activity of $nil in the same period in the prior year and cash used by financing activities of ($131,541) in the second quarter of fiscal 2019 from the repayment of the short term loan.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2019. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2019, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings

We are not currently a party to any legal proceeding and was not a party to any other legal proceeding during the quarter ended September 30, 2019. We are currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

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
31.1

Certificate of Co-Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 14, 2019.

31.2

Certificate of Co-Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 14, 2019.

31.3

Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 14, 2019.

32.1

Certification from the Co-Chief Executive Officer of Kidoz Inc. (Previously Shoal Games Ltd.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 14, 2019.

32.2

Certification from the Co-Chief Executive Officer of Kidoz Inc. (Previously Shoal Games Ltd.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 14, 2019.

32.3

Certification from the Chief Financial Officer of Kidoz Inc. (Previously Shoal Games Ltd.)pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 14, 2019.

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

(g) Previously filed with the Company's report on Form 8-K on March 12, 2019.

Reports on Form 8-K.

There were no Form 8-K filed by the Company during the quarter ended September 30, 2019.

Reports Subsequent to the quarter ended September 30, 2019.

There were no reports subsequent to the quarter ended September 30, 2019.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 14, 2019	SHOAL GAMES LTD.
(Registrant)
Date:	November 14, 2019	/S/ J.M. Williams
J. M. Williams, Co-Chief Executive Officer (Principal Executive Officer)
Date:	November 14, 2019	/S/ E. Ben Tora
E. Ben Tora, Co -Chief Executive Officer (Principal Executive Officer)
Date:	November 14, 2019	/S/ H. W. Bromley
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

(c)  Evaluated the effectiveness of Kidoz Inc.'s (previously Shoal Games Ltd.) disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of September 30, 2019, covered by this quarterly report based on such evaluation; and

(d)  Disclosed in this report any change in Kidoz Inc.'s (previously Shoal Games Ltd.) internal control over financial reporting that occurred during Kidoz Inc.'s (previously Shoal Games Ltd.) most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Kidoz Inc.'s (previously Shoal Games Ltd.) internal control over financial reporting; and

5. Kidoz Inc.'s (previously Shoal Games Ltd.) other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Kidoz Inc.'s (previously Shoal Games Ltd.) auditors and the audit committee Kidoz Inc.'s (previously Shoal Games Ltd.) board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ J. M. Williams                                                                 Date: November 14, 2019

J. M. Williams,

Co-Chief Executive Officer

(Principal Executive Officer)

EXHIBIT 31.2

CERTIFICATIONS

I, E. Ben Tora, certify that:

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

(c)  Evaluated the effectiveness of Kidoz Inc.'s (previously Shoal Games Ltd.) disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of September 30, 2019, covered by this quarterly report based on such evaluation; and

(d)  Disclosed in this report any change in Kidoz Inc.'s (previously Shoal Games Ltd.) internal control over financial reporting that occurred during Kidoz Inc.'s (previously Shoal Games Ltd.) most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Kidoz Inc.'s (previously Shoal Games Ltd.) internal control over financial reporting; and

5. Kidoz Inc.'s (previously Shoal Games Ltd.) other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Kidoz Inc.'s (previously Shoal Games Ltd.) auditors and the audit committee Kidoz Inc.'s (previously Shoal Games Ltd.) board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ E. Ben Tora                                                                      Date: November 14, 2019

E. Ben Tora,

Co- Chief Executive Officer

(Principal Executive Officer)

EXHIBIT 31.3

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

(c)  Evaluated the effectiveness of Kidoz Inc.'s (previously Shoal Games Ltd.) disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of September 30, 2019, covered by this quarterly report based on such evaluation; and

(d)  Disclosed in this report any change in Kidoz Inc.'s (previously Shoal Games Ltd.) internal control over financial reporting that occurred during Kidoz Inc.'s (previously Shoal Games Ltd.) most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Kidoz Inc.'s (previously Shoal Games Ltd.) internal control over financial reporting; and

5. Kidoz Inc.'s (previously Shoal Games Ltd.) other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Kidoz Inc.'s (previously Shoal Games Ltd.) auditors and the audit committee Kidoz Inc.'s (previously Shoal Games Ltd.) board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ H. W. Bromley                                                                                Date: November 14, 2019

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kidoz Inc. (previously Shoal Games Ltd.) (the "Company") on Form 10-Q for the period ended September 30, 2019, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. M. Williams, Co-Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        /S/ J.M. Williams

                                                            J. M. Williams

                                                            Co-Chief Executive Officer

                                                                        November 14, 2019

A signed original of this written statement required by Section 906 has been provided to Kidoz Inc. (previously Shoal Games Ltd.) and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kidoz Inc. (previously Shoal Games Ltd.) (the "Company") on Form 10-Q for the period ended September 30, 2019, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, E. Ben Tora, Co-Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

c)      The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

d)      The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                                        /S/ E. Ben Tora

                                                            E. Ben Tora

                                                            Co-Chief Executive Officer

                                                                        November 14, 2019

A signed original of this written statement required by Section 906 has been provided to Kidoz Inc. (previously Shoal Games Ltd.) and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.3

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kidoz Inc. (previously Shoal Games Ltd.) (the "Company") on Form 10-Q for the period ended September 30, 2019, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        November 14, 2019

A signed original of this written statement required by Section 906 has been provided to Kidoz Inc. (previously Shoal Games Ltd.) and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.