Form 10-K
period 2019-12-31
KIDOZ INC.
filed 2020-04-24
CIK 1318482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Or

  |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 193

For the transition period from                 to

Commission file number 333-120120-01

KIDOZ INC.

(Previously Shoal Games Ltd.)

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

Large accelerated filer   [  ]                                             Accelerated filer                      [   ]

Non-accelerated filer     [  ]                                             Smaller reporting company      [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]
State issuer's revenues for its most recent fiscal year. $4,517,379

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Our common stock is quoted on the TSX Venture Exchange in Canada under the symbol "KIDZ" (previously "SGW"). The closing share price as of April 22, 2020, being CAD$0.30 (approximately US$0.21) per share under symbol KIDZ on the TSX Venture Exchange and is quoted on the Over the Counter Markets - The Venture Marketplace ("OTCQB") operated by OTC Markets Group Inc. (http://www.otcmarkets.com/) under the symbol "KDOZF and the aggregate market value of the voting and non-voting common equity held by non-affiliates is $13.259,226.

APPLICABLE ONLY TO CORPORATE REGISTRANTS Indicate the number of shares outstanding of the registrant's common stock, no par value per share, was 131,124,989 as of April 22, 2020.

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

ITEM 1. BUSINESS

INTRODUCTION

KIDOZ Inc. (TSXV:KIDZ) is a kid-tech software developer and owner of the leading mobile KidSafe advertising network (www.KIDOZ.net).  We help create a free and safe Internet for children, by enabling content producers to monetize their apps and video with safe, relevant, and fun ads.  Our commitment to children's privacy and safety has created one of the fastest growing mobile networks in the world.

2019 was a pivotal year for the Company as we recorded record revenue and record usage on the Kidoz KidSafe network. For app developers focused on kids, the Kidoz solution allows them to safely monetize their traffic with brand advertisements from Lego, Disney and other leading brands. For brands, Kidoz is the leading mobile digital media network for reaching kids 13 and under with toys, content and promotions.  Unlike most digital advertising, every campaign on the Kidoz platform is free of location information, device identifiers, behavioural data, and other trackers used by advertisers to identify and track users all over the Internet.

By addressing the privacy concerns of our users, the children first, we ensure regulatory compliance with privacy laws and Google and Apple's strict rules for mobile apps on the Android and iOS platforms.  Since Google's certification of Kidoz and Apple's updated rules endorsing Kidoz's methodologies, the Company is experiencing unprecedented demand for its safe advertising solutions which now reaches more than 100,000,000 kids a month.  Advertisers benefit from the brand safety that our technology creates and the compliant contextual targeting opportunities that we deliver.  However, the greatest benefit that Kidoz brand advertisers enjoy is the quality of the media available on the network.  As Kidoz is a mobile network, our users are highly engaged on their devices at the time advertising is delivered which results in excellent performance.

In 2019, Kidoz secured a leadership position in the market amongst app developers and the segment is only beginning to develop as new rules and stricter regulations are being enacted and enforced by Google, Apple, and governments around the world who are demanding privacy and safety for children online.  The Kidoz KidSafe ad technology is now installed in more than 3,500 different apps, making it the most popular child focused mobile solution in the market.  Our Safe Ad Network offers publishers a unique technology and monetization solution that every app with kids traffic can use to compliantly monetize their content.

Driving our revenue growth is strong underlying system growth for both users and publishers that are using our Kid Safe technology.  Media budgets continue to shift from linear TV to digital platforms like KIDOZ as brands seek to engage their customers where kids spend most of their screen time.  As mobile penetration among kids continues to increase the global usage of mobile is steadily increasing.  In addition, regulation at the government level is positively influencing growth of the KIDOZ Safe Ad Network. COPPA in America and GDPR in Europe have forced advertisers and publishers to ensure their data and advertising methodologies are safe. Regulators in America are considering updating COPPA to further enhance child safety online, and regulators in China, India and other regions are considering similar measures. As KIDOZ is compliant, it benefits from all child-safe advertising regulation.

Building on our performance in 2019, we plan to continue our successful growth strategies in 2020.  Our sales, product, and operational strategies are custom fit to match the favourable regulatory, consumer, and technological trends occurring in the market.  As developments in privacy laws in almost every country worldwide look to provide additional protection to digital minors by controlling digital services and, potentially in some cases, raising the age of minority, Kidoz's importance in the eco-system increases.  For consumers, the ubiquity of mobile devices and increasing mobile usage is a long established trend.  For children growing up in a digital world mobile is their preferred device and with kids representing more than thirty percent of internet users globally, children are a consumer segment of immense size and influence.

As we invest in the Kidoz products and methodologies to protect kids and help our mobile partners to monetize their content safely, we increase the value that we can provide to our advertiser customers.  As more content developers prioritize segmenting their customers to protect the minors on their systems, the market increases in size and those companies providing compliant solutions, like Kidoz, benefit.  We are pleased with our 2019 results and believe that our strategy will continue to be a success in 2020.

KIDOZ's other mobile products include the Kidoz Kid Mode operating system installed on millions of OEM tablets worldwide, Rooplay (www.rooplay.com) the cloud-based EduGame system for kids to learn and play, Garfield's Bingo (www.garfieldsbingo.com) live on Facebook Messenger, Android, and iOS; and Trophy Bingo (www.trophybingo.com), live across mobile platforms.

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

On June 29, 2015, the Company filed a TSX Venture Exchange Listing Application for the TSX Venture Exchange listing and commenced trading on July 2, 2015, under the symbol "SGW".

On April 4, 2019, Shoal Games Ltd. filed Articles of Amendment with the Anguilla Registrar of Companies changing its name to "Kidoz Inc.".  Effective at the open of markets on April 9, 2019, the Common Shares commenced trading under the new trading symbol "KIDZ" on the TSX Venture Exchange.

We conduct our business through the Anguilla incorporated entity and through our wholly-owned subsidiaries Kidoz Ltd. ("Kidoz Ltd."), Shoal Media (Canada) Inc. ("Shoal Media Canada"), Shoal Games (UK) plc ("Shoal UK"), Coral Reef Marketing Inc. ("Coral Reef"), Shoal Media Inc. ("Shoal Media"), Rooplay Media Ltd. ("Rooplay Media"), Shoal Media UK Ltd. ("Shoal Media UK"), and Rooplay Media Kenya Limited. ("Rooplay Kenya")

Shoal Media Canada was incorporated under the laws of British Columbia, Canada, on February 10, 1998, as 559262 B.C. Ltd. and changed its name to Bingo.com (Canada) Enterprises Inc. on February 11, 1999. It subsequently changed its name to English Bay Office Management Limited on September 8, 2003. Effective March 11, 2016, it changed it name to Shoal Media (Canada) Inc.

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

On January 1, 2013, 100% of the share capital of Shoal Media Inc., an Anguillian Company was acquired.

On October 25, 2016, Rooplay Media Ltd., was incorporated under the laws of British Columbia, Canada.

On March 27, 2017, Shoal Media UK Ltd. was incorporated under the laws of England and Wales.

On July 12, 2017, Rooplay Media Kenya Limited was incorporated under the laws of Kenya.

On March 4, 2019 the Company completed the acquisition of all of the issued and outstanding equity securities of Kidoz Ltd. ("Kidoz") (www.kidoz.net), a privately held Israeli company.

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

Our common shares are currently quoted on the TSX Venture Exchange in Canada under the symbol "KIDZ".  We have not been subject to any bankruptcy, receivership or other similar proceedings.

Development of the Business

The focus of Kidoz Inc. is the development and expansion of the Kidoz KidSafe Advertising Network.  As developments in privacy laws in almost every country worldwide look to provide additional protection to digital minors by controlling digital services and, potentially in some cases, raising the age of minority, Kidoz's importance in the digital advertising eco-system increases.

Kidoz Inc. Domain Names

Kidoz Inc. owns the domain names Kidoz.net, Rooplay.com, Shoalgames.com, Shoalgames.net, Shoalmedia.com, Garfieldsbingo.com, Trophybingo.com, Trophybingo.ca and Kidoz.net and many other smaller domains.

BUSINESS OVERVIEW

Kidoz Inc. is a kid-tech software developer and owner of the leading mobile KidSafe advertising network. We help create a free and safe Internet for children, by enabling content producers to monetize their apps and video with safe, relevant, and fun ads.  Our commitment to children's privacy and safety has created one of the fastest growing mobile networks in the world.

Product Strategy

The Kidoz proprietary advertising system is compliant with COPPA, GDPR-K and other regulations adopted to protect children in a complex digital world.  While a closed proprietary system design made sense for the initial phase of Kidoz, digital advertising systems are constantly evolving and Kidoz is no exception.  Kidoz has made the necessary technical investments to upgrade its advertising systems so they are compatible with the latest IAB specifications for real-time-bidding, header bidding, and server-to-server direct connections.  By investing in the Kidoz platform in this manner we are increasing our commitment to protect children, increasing the value we offer to our publishing partners, and increasing the transparency we provide to the advertisers on the Kidoz system.

Marketing & Distribution Strategy

Kidoz is growing rapidly because it is a core B2B technology used by app developers to monetize their content compliantly.  By addressing the privacy concerns of our users, the children first, we ensure regulatory compliance with privacy laws and Google and Apple's strict rules for mobile apps on the Android and iOS platforms.  Since Google's certification of Kidoz and Apple's updated rules endorsing Kidoz's methodologies, the Company is experiencing unprecedented demand for its safe advertising solutions which now reaches more than 100,000,000 kids a month.  The Kidoz KidSafe ad technology is now installed in more than 3,500 different apps, making it the most popular child focused mobile solution in the market.  Our Safe Ad Network offers publishers a unique technology and monetization solution that every app with kids traffic can use to compliantly monetize their content.

Sales & Pricing Strategy

Kidoz has a global sales agency partnership strategy that places local sellers into many national and international markets.  The Kidoz network is a unique advertising platform in the market and commands high prices in top tier markets.  The Company is tasked with growing revenues on the network from other regions in the world that in the past have not generated significant revenue for the company despite providing considerable traffic on the network.  2019 saw more than 10 agency sales partnerships established and as a result the Company secured a record number of international bookings and revenues.

Growth Strategy

Building on our performance in 2019, we plan to continue our successful growth strategies in 2020.  Our sales, product, and operational strategies are custom fit to match the favourable regulatory, consumer, and technological trends occurring in the market.  Kidoz is actively recruiting the biggest and most successful apps in the world to offer our technology to their kids audiences for monetization.  Each time a new app adopts our technology, our advertising inventory increases and we offer increased value to our advertising partners.

Acquisition of Kidoz Ltd.

During the year ended December 31, 2019, the Company acquired all of the issued and outstanding shares of Kidoz Ltd. ("Kidoz"), an Israel-based industry-leader in the global kids' content distribution and monetization marketplace.

Trophy Bingo & Garfield's Bingo

The Company has the social bingo games Trophy Bingo and Garfield's Bingo which are available on Apple's iOS, Google's Android and Amazon Android systems.  Revenue is generated in the games via in-app purchases and advertising.

OPERATIONS

Employees

As of December 31, 2019, we had thirteen full-time employees, not including temporary personnel, consultants, and independent contractors. Since 2006 it has been, and continues to be, the Company's objective to control its costs by retaining consultants, as needed, to provide special expertise in developing internal strategic, marketing, accounting and technical services. None of our employees or consultants are represented by a labor union, and we believe that our relationship with our employees and consultants is good.

We are substantially dependent upon the continued services and performance of J. M. Williams, Co-Chief Executive Officer; Eldad Ben Tora, Co-Chief Executive Officer and T. M. Williams, Executive Chairman.  The loss of the services of these key individuals would have a material adverse effect on our business, financial condition and results of operations. We do not carry any key man life insurance on any individuals.

Competition

Kidoz competes with other advertising technology providers that offer safe, COPPA compliant, products.  These companies include Super Awesome and Google's Admob.  Kidoz offers a highly customized and targeted offering to advertisers that management believes will enable the Company to grow and succeed in the market.

Costs and Effects of Compliance with Environmental Laws

The Company is in the business of developing and marketing mobile products and services for kids in a digital world. To the best of our knowledge, no federal, state or local environmental laws are applicable to our business.

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

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

The equipment of the Company to operate the operations of the Company is located in Anguilla, Israel, United Kingdom, and Canada. The revenue from Ad Tech and in-app purchases is worldwide, with the majority from Europe and the USA.

AVAILABLE INFORMATION

The Company makes available through the Corporate Kidoz Inc. section of its internet website at http://investor.kidoz.net its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Press Releases, Research Reports, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission.

You may read and copy any reports, statements or other information that we file with TSX Venture exchange on SEDAR. The address of this Internet site is http://www.sedar.com.

In addition, we file with the Securities and Exchange Commission at the Securities and Exchange Commission's Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. You can request copies of these documents, upon payment of a duplicating fee, by writing to the Securities and Exchange Commission. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the operation of the Public Reference Room.

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

We have 2 primary development and operational offices located in Vancouver, Canada and Netanya, Israel.

During the year ended December 31, 2019, the Company signed a five-year lease in Vancouver, Canada ending March 2024. This facility comprises approximately 1,459 square feet. The monthly rental is approximately $3,487.

Kidoz Ltd. has an annual office lease in Netanya, Israel, with rent payable on a quarterly basis. The operating lease expired on July 14, 2017 but unless 3 month's notice is given it automatically renews for a future 12 months until notice is given. This facility comprises approximately 190 square metres. The monthly rental is approximately $3,133.

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

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings and were not a party to any other legal proceeding, during the fiscal year ended December 31, 2019. We are currently not aware of any legal proceedings proposed to be initiated against us. However, from time-to-time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our Annual Meeting of Stockholders in Anguilla on November 27, 2019. The Annual Meeting was for the purposes of amending the Articles of Incorporation of the Company to change the maximum number of directors the Company may have from 7 to 12; electing to set the number of directors to be 7; electing our directors; and to ratify the appointment of Davidson & Company LLP, Chartered Professional Accountants, as our independent auditors for the 2019 fiscal year; to ratify our Rolling Stock Option plan; and for any other regular business. The Company issued a schedule 14A proxy statement to the shareholders on October 8, 2019.

All nominees for directors were elected; the proposed amending Articles of Incorporation was approved; the maximum number of directors of the Company is now 12, with the current number of directors being 7; the appointment of auditors was ratified; and the Rolling Stock Option plan was ratified. The voting on each matter is set forth below:

(a) To amend, by an ordinary resolution, the Articles of Incorporation of the Company to change the maximum number of directors the Company may have from 7 to 12

For	Against	Abstain	Not Voted
52,204,815	165,325	0	1,372,806

(b) Elected to set the number of directors to be 7.

For	Against	Abstain	Not Voted
52,350,440	19,700	0	1,372,806

(c)        Elected the following persons to serve as directors until the next annual meeting or until their successors are duly qualified:

T. M. Williams

J. M. Williams

E. Ben Tora

F. Curtis (Non Executive Director)

C. Kalborg (Non Executive Director)

J. Mandelbaum (Non Executive Director)

M. David (Non Executive Director)

Election of the Directors of the Company.

Nominee	For	Against	Abstain	Not Voted
T. M. Williams	52,348,565	0	21,575	1,372,806
J. M. Williams	52,348,565	0	21,575	1,372,806
E. Ben Tora	52,347,790	0	22,350	1,372,806
F. Curtis	52,346,565	0	23,575	1,372,806
C. Kalborg	52,347,790	0	22,350	1,372,806
J. Mandelbaum	52,347,790	0	22,350	1,372,806
M. David	52,351,190	0	18,950	1,372,806

(d) Approved the selection of Davidson & Company LLP, Chartered Accountants as the Company's independent auditors for the fiscal year ending December 31, 2019.

For	Against	Abstain	Not Voted
53,724,560	0	18,386	0

(e) The ratification of the existing Rolling Stock Option plan was approved.

For	Against	Abstain	Not Voted
53,307,073	63,607	0	1,372,806

Mr. Jason Williams and Mr. Eldad Ben Tora will continue as Co-CEO of the Kidoz Inc. (previously Shoal Games Ltd.) organization and Mr. T. M. Williams, will continue to serve as Executive Chairman.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the TSX Venture Exchange in Canada under the symbol "KIDZ".

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

Effective July 2, 2015, the Company additionally commenced trading on the TSX Venture Exchange in Canada ("TSXV") under the symbol "SGW". On December 31, 2019 our shares were Halt Traded on the TSXV pending completion of our acquisition of Kidoz Ltd.  The Halt Trade was rescinded on March 7, 2019, after our announcement on March 4, 2019 that we had successfully completed the acquisition of all of the Kidoz Ltd. shares.  Effective January 7, 2019, our shares ceased to be quoted on and traded through the OTCQB due to the TSXV Halt Trade.  The Company has decided not to reinstate the quotation of its shares on the OTCQB, due to the small number of trades effected through the OTCQB subsequent to our shares being listed on the TSXV on July 2, 2015.

Effective April 4, 2019, the Company received approval from the TSX Venture Exchange (the "Exchange") to change its name to "Kidoz Inc." and to have its shares trade under the new symbol TSXV:KIDZ.  The common shares of the Company began trading on the Exchange under the new name and symbol at market open on Tuesday, April 9, 2019. The shares continue to be quoted on the OTC under the symbol "KDOZF".  The bid quotations set forth below, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

	TSX-V - KIDZ		OTCQB - KDOZF
Quarter Ended	High (1) CAD$	Low (1) CAD$	High (1) US$	Low (1) US$
December 31, 2019	$0.48	$0.25	$0.38	$0.19
September 30, 2019	$0.55	$0.35	$0.43	$0.19
June 30, 2019	$0.61	$0.35	$0.44	$0.23
March 31, 2019	$0.56	$0.52	$0.42	$0.39
December 31, 2018	$0.52	$0.35	$0.48	$0.29
September 30, 2018	$0.59	$0.40	$0.55	$0.24
June 30, 2018	$0.67	$0.42	$0.60	$0.30
March 31, 2018	$0.67	$0.35	$0.60	$0.29

1.             Prices as per Yahoo! TM Finance

On April 22, 2020, the last reported sale price of our common stock, as reported by the TSX Venture Exchange, was CAD$0.30 per share.

As of April 22, 2020, we believe there are approximately 1,089 shareholders (including nominees and brokers holding street accounts) of our shares of common stock.

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

In 2015, the shareholders approved the 2015 Rolling Stock Option plan. Under the 2015 plan we have reserved 10% of the number of Shares of the Company issued and outstanding as of each Award Date. Pursuant to this plan we have 3,200,750 stock purchase options (2018 - 3,575,000) outstanding at December 31, 2019. During the year ended December 31, 2019, there were nil (2018 - nil) options exercised and 374,250 (2018 - 160,000) options cancelled, issued under this plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,200,750	0.45	9,911,749
Equity compensation plans not approved by security holders	0	0	0
Total	3,200,750	0.45	9,911,749

As of the date of this report no further options have been awarded and 70,000 options were cancelled unexercised subsequent to the year ended December 31, 2019.

ITEM 6. SELECTED FINANCIAL DATA:

		Year Ended December 31,
	2019	2018	2017	2016	2015
Consolidated Balance Sheet Data:
Cash	$967,212	$641,536	$478,397	$60,190	$570,086
Total assets	9,786,640	769,633	557,853	129,093	1,129,526
Total liabilities	1,379,299	90,805	705,262	444,680	177,792
Total stockholders' equity (deficit)	8,407,341	678,828	(147,409)	(315,587)	951,734
Working capital	2,192,505	662,573	345,184	13,896	454,447

Consolidated Statement of Operations Data for continuing operations:

		Year Ended December 31,
	2019	2018	2017	2016	2015

Revenue	$4,517,379	$106,978	$93,475	$278,921	$111,610

Cost of sales	2,778,911	-	-	-	-
Trophy Bingo amortization	-	-	-	482,013	482,012
Gross (loss) profit	1,738,468	106,978	93,475	(203,092)	(370,402)

Operating expenses excluding interest and other income (expenses)	(2,632,399)	(2,799,832)	(1,856,717)	(2,443,728)	(2,608,727)
Acquisition of subsidiary	(190,228)	-	-	-	-
Amortization of right-of-use assets	(72,416)	-	-	-	-
Depreciation and amortization	(473,854)	(5,614)	(4,068)	(3,570)	(3,467)
Gain on derivative liability - warrants	-	44,572	78,712	-	-
Impairment of goodwill	(13,877,385)	-	-	-	-
Interest and other income	3,302	8,634	18	155	1,089
Income tax recovery / (expense)	850,280	89,521	30,761	(1,294)	(480)
Promissory note accretion and interest	-	(37,090)	(84,132)	(5,982)	-
Loss on prepaid development	-	-	-	(498,791)	-
Net loss from continuing operations	$(14,654,232)	$(2,592,831)	$(1,741,951)	$(3,156,302)	$(2,981,987)

Discontinued Operations
Gain from the sale of the domain name	-	-	-	-	16,305
Net loss	$(14,654,232)	$(2,592,831)	$(1,741,951)	$(3,156,302)	$(2,965,682)

Basic and diluted net loss per share from continuing operations	$(0.12)	$(0.04)	$(0.03)	$(0.05)	$(0.05)
Weighted average common shares outstanding	121,208,912	72,111,456	61,730,928	58,227,957	55,812,511

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

OVERVIEW

Since Google's certification of Kidoz and Apple's updated rules endorsing Kidoz's methodologies, the Company is experiencing unprecedented demand for its safe advertising solutions which now reaches more than 100,000,000 kids a month.  Advertisers benefit from the brand safety that our technology creates and the compliant contextual targeting opportunities that we deliver.  However, the greatest benefit that Kidoz brand advertisers enjoy is the quality of the media available on the network.  As Kidoz is a mobile network, our users are highly engaged on their devices at the time advertising is delivered which results in excellent performance.

In 2019, Kidoz secured a leadership position in the market amongst app developers and the segment is only beginning to develop as new rules and stricter regulations are being enacted and enforced by Google, Apple, and governments around the world who are demanding privacy and safety for children online.  The Kidoz KidSafe ad technology is now installed in more than 3,500 different apps, making it the most popular child focused mobile solution in the market.  Our Safe Ad Network offers publishers a unique technology and monetization solution that every app with kids traffic can use to compliantly monetize their content.

Driving our revenue growth is strong underlying system growth for both users and publishers that are using our Kid Safe technology.  Media budgets continue to shift from linear TV to digital platforms like KIDOZ as brands seek to engage their customers where kids spend most of their screen time.  As mobile penetration among kids continues to increase the global usage of mobile is steadily increasing.  In addition, regulation at the government level is positively influencing growth of the KIDOZ Safe Ad Network. COPPA in America and GDPR in Europe have forced advertisers and publishers to ensure their data and advertising methodologies are safe. Regulators in America are considering updating COPPA to further enhance child safety online, and regulators in China, India and other regions are considering similar measures. As KIDOZ is compliant, it benefits from all child-safe advertising regulation.

Building on our performance in 2019, we plan to continue our successful growth strategies in 2020.  Our sales, product, and operational strategies are custom fit to match the favourable regulatory, consumer, and technological trends occurring in the market.  As developments in privacy laws in almost every country worldwide look to provide additional protection to digital minors by controlling digital services and, potentially in some cases, raising the age of minority, Kidoz's importance in the eco-system increases.  For consumers, the ubiquity of mobile devices and increasing mobile usage is a long established trend.  For children growing up in a digital world mobile is their preferred device and with kids representing more than thirty percent of internet users globally, children are a consumer segment of immense size and influence.

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

We consider the following accounting policies to be both those most important to the portrayal of our financial condition and require the most subjective judgment:

- Revenue recognition;

- Software development;

- Impairment of long-lived assets

- Goodwill

Revenue Recognition

In accordance with ASC 606, Revenue from Contracts with Customers, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services.

We derive substantially all of our revenue from the sale of Ad tech advertising revenue.

To achieve this core principle, the Company applied the following five steps:

1) Identify the contract with a customer

A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party's rights regarding the services to be transferred, whose impression count will form the basis of the revenue and identifies the payment terms related to these services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for services that are transferred is probable based on the customer's intent and ability to pay the promised consideration. The Company applies judgment in determining the customer's ability and intention to pay, which is based on a variety of factors including the customer's historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

2) Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services, the Company must apply judgment to determine whether promised services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised services are accounted for as a combined performance obligation.

3) Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. None of the Company's contracts contain financing or variable consideration components.

4) Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

5) Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations at a point in time as discussed in further detail under "Disaggregation of Revenue" below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer.

Disaggregation of Revenue

All of the Company's performance obligations, and associated revenue, are generally transferred to customers at a point in time. The Company has the following revenue streams:

1) Ad tech advertising revenue - The Company generally offers these services under a customer contract Cost-per-Impression (CPM), Cost-Per-Install or CPI arrangements, Cost per completed video view or CPC and/or Cost-Per-Action or CPA arrangements with third-party advertisers and developers, as well as advertising aggregators, generally in the form of insertion orders that specify the type of arrangement (as detailed above) at particular set budget amounts/restraints. These advertiser customer contracts are generally short term in nature at less than one year as the budget amounts are typically spent in full within this time period. These agreements typically include the delivery of Ad tech advertising through partner networks, defined as publishers / developers, to home screens of devices and agree on whose results will be relied on from a revenue point of view. The Company has concluded that the delivery of the Ad tech advertising is delivered at a point in time and, as such, has concluded these deliveries are a single performance obligation. The Company invoices fees which are generally variable based on the arrangement, which would typically include the number of impressions delivered at a specified price per application. For impressions delivered, revenue is recognized in the month in which the Company delivers the application to the end consumer.

2) Content revenue - The Company recognizes content revenue on the following forms of revenue:

a) Carriers and OEMs - The Company generally offers these services under a customer contract per tablet device license fee model with OEMs. Monthly or quarterly license fees are based on the OEM agreement with the number of devices the Kidoz Kid Mode is installed upon.

b) Rooplay - The Company generates revenue through subscriptions or premium sales of Rooplay, (www.rooplay.com) the cloud-based EduGame system for kids to learn and play within its games on smartphones and tablet devices, such as Apple's iPhone and iPad, and mobile devices utilizing Google's Android operating system. Users can download the Company's games through Digital Storefronts and decide to subscribe to the multiple of educational and fun games in the Rooplay, cloud-based EduGame system or make a premium per purchase of particular games. The revenue is recognized net of platform fees.

c) Rooplay licensing - The Company licenses it branded educational games under a monthly cost per game agreement license fee model. Monthly license fees are based on the number of games licensed.

d) Trophy Bingo and Garfield Bingo - The Company generates revenue through in-application purchases ("in-app purchases") within its games; Garfield's Bingo (www.garfieldsbingo.com) and Trophy Bingo (www.trophybingo.com) on smartphones and tablet devices, such as Apple's iPhone and iPad, and mobile devices utilizing Google's Android operating system. Users can download the Company's free-to-play games through Facebook Messenger, Android, Amazon and iOS and pay to acquire virtual currency which can be redeemed in the game for power plays. The initial download of the mobile game from the Digital Storefront does not create a contract under ASC 606 because of the lack of commercial substance; however, the separate election by the player to make an in-application purchase satisfies the criterion thus creating a contract under ASC 606. The Company has identified the following performance obligations in these contracts:

   i.          Ongoing game related services such as hosting of game play, storage of customer content, when and if available content updates, maintaining the virtual currency management engine, tracking gameplay statistics, matchmaking as it relates to multiple player gameplay, etc.

   ii.          Obligation to the paying player to continue displaying and providing access to the virtual items within the game.

Neither of these obligations are considered distinct since the actual mobile game and the related ongoing services are both required to purchase and benefit from the related virtual items. As such, the Company's performance obligations represent a single combined performance obligation which is to make the game and the ongoing game related services available to the players. The revenue is recognized net of platform fees.

The Company also has relationships with certain advertising service providers for advertisements within smartphone games and revenue from these advertising providers is generated through impressions, clickthroughs, banner ads, and offers. Offers are the type of advertisements where the players are rewarded with virtual currency for completing specified actions, such as downloading another application, watching a short video, subscribing to a service or completing a survey. The Company has determined the advertising buyer to be its customer and displaying the advertisements within the mobile games is identified as the single performance obligation. Revenue from advertisements and offers are recognized at the point-in-time the advertisements are displayed in the game or the offer has been completed by the user as the customer simultaneously receives and consumes the benefits provided from these services.

Software Development Costs

Software development costs incurred in the research and development of new software products and enhancements to existing software products for external use are expensed as incurred, until technological feasibility has been established. After technological feasibility is established, any software development costs are capitalized and amortized at the greater of the straight-line basis over the estimated economic life of the related product or the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for the related product.

If a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off. Although the Company believes that its approach to estimates and judgments as described herein is reasonable, actual results could differ and the Company may be exposed to increases or decreases in revenue that could be material. As at December 31, 2019 and 2018, all capitalized software development costs have been fully amortized and the Company has no capitalized software development costs.

Total software development costs were $7,730,851 as at December 31, 2019 (2018 - $6,716,810).

Impairment of Long-lived Assets

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

The Company did not consider it necessary to record any impairment charges for the year ended December 31, 2019.

Goodwill

The Company accounts for goodwill in accordance with the provisions of ASC 350, Intangibles-Goodwill and Others. Goodwill is the excess of the purchase price over the fair value of identifiable assets acquired, less liabilities assumed, in a business combination. The Company reviews goodwill for impairment. Goodwill is not amortized but is evaluated for impairment at least annually or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable. The evaluation begins with a qualitative assessment to determine whether a quantitative impairment test is necessary. If, after assessing qualitative factors, we determine it is more likely than not that the fair value of the reporting unit is less than the carrying amount, then the quantitative goodwill impairment test is performed.

The quantitative goodwill impairment test used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount and is based on discounted future cash flows, and a market approach, based on market multiples applied to free cash flow. The determination of the fair value of our reporting units requires management to make significant estimates and assumptions including the selection of control premiums, discount rates, terminal growth rates, forecasts of revenue and expense growth rates, income tax rates, changes in working capital, depreciation, amortization and capital expenditures. Changes in assumptions concerning future financial results, exogenous market conditions or other underlying assumptions could have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

During the year ended December 31, 2019, the Company deemed there was an impairment of the goodwill and recognized an impairment of $13,877,385.

SOURCES OF REVENUE AND REVENUE RECOGNITION

We generate our revenue from the following:

-   The sale of Ad Tech advertising including banners, in-game advertising, completed view videos and playable ads.

-   The sale of licensing including our KIDOZ OS platform loaded on new machines and tablets

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

-   Consumer subscription from players paying to unlock the Rooplay game catalog and Kidoz OS platform.

-   The sale of premium purchases of Rooplay Originals (Branded EdTech games for children and families) in the Google play and Apple iOS stores.

-   Sales of licenses for our Rooplay Originals games.

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

		Three Months Ended
	December 31, 2019	September 30 2019	June 30 2019	March 31 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$2,122,109	$1,271,028	$818,286	$305,956

Cost of sales	1,272,639	753,987	574,324	177,961
Gross profit	849,470	517,041	243,962	127,995

Operating expenses and other income / (expenses)	(632,949)	(668,794)	(642,282)	(757,488)
Acquisition of subsidiary	-	-	4,835	(195,063)
Depreciation and amortization	(462,221)	(5,074)	(4,811)	(1,748)
Impairment of goodwill	(13,877,385)	-	-	-
Loss before income taxes	(14,123,085)	(156,827)	(398,296)	(826,304)

Income tax recovery	752,385	97,895	-	-
Loss after tax	$(13,370,700)	$(58,932)	(398,296)	(826,304)

Basic and diluted loss per share	$(0.11)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares, basic and diluted	131,124,989	131,124,989	131,124,989	90,909,789

		Three Months Ended
	December 31, 2018	September 30 2018	June 30 2018	March 31 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$17,342	$40,942	$24,343	$24,351

Cost of sales	-	-	-	-
Gross profit	17,342	40,942	24,343	24,351

Operating expenses and other income / (expenses)	(477,051)	(436,623)	(1,209,805)	(668,719)
Depreciation and amortization	(1,626)	(1,495)	(1,404)	(1,089)
Gain on derivative liability - warrants	-	-	215,687	(171,115)
Promissory note accretion and interest	-	-	(18,294)	(18,796)
Loss before income taxes	(460,335)	(397,176)	(989,473)	(835,368)

Income tax recovery	89,521	-	-	-
Loss after tax	$(370,814)	$(397,176)	(989,473)	(835,368)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares, basic and diluted	73,674,703	73,674,703	72,764,813	68,254,870

Our financial statements and related schedules are described under "Item 8. Financial Statements".

RESULTS OF OPERATIONS

Years Ended December 31, 2019 and 2018

            Revenue

Total revenue, net of platform fees (to Apple, Google and Amazon) and withholding taxes, for the year ended December 31, 2019 increased to $4,517,379, an increase over total revenue net of fees and withholding taxes of $106,978 for fiscal 2018.  Ad Tech advertising revenue for the year ended December 31, 2019, was $3,828,914.  Content revenue for year ended December 31, 2019 increased to $688,465, an increase over content revenue of $106,978 for fiscal 2018.  The increase in total revenue over fiscal 2018 is due to the acquisition of Kidoz Ltd. and strong demand for kid-safe advertising generated by the introduction of strong regulations worldwide.

            Selling and marketing expenses

Sales and marketing expenses for the year ended December 31, 2019 were $369,321, an increase of 5% over selling and marketing expenses of $352,770 for fiscal 2018.  The increase in sales and marketing expenses over fiscal 2018 was due to our business focus change and the acquisition of Kidoz Ltd.  Selling and marketing expenses consist primarily of sales staff salaries and benefits and publishing services and user acquisition costs incurred to acquire game players.

We expect to incur increased sales and marketing expenses in growing the Ad tech advertising revenue and to bring new players to Rooplay; our Rooplay Originals; and our bingo games.   There can be no assurances that these expenditures will result in increased traffic or significant additional revenue.

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our offices and development facilities, legal and professional fees, and other general corporate and office expenses. General and administrative expenses increased to $526,914 for the year ended December 31, 2019, an increase of 94% from general and administrative expenses of $271,277 in fiscal 2018.  The increase in general and administrative expenses due to the reorganization costs incurred in connection with the acquisition of Kidoz Ltd.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants and benefits increased to $722,741 for the year ended December 31, 2019, an increase of 17% over salaries, wages, consultants and benefits of $618,279 for fiscal 2018.  These increases over fiscal 2018, is due the acquisition of Kidoz Ltd.

Depreciation and amortization

Intangible assets are amortized using a straight-line method over three to eight years.  These intangible assets include customer lists, the technology for Kidoz OS and the software development kits for advertising platform. These intangible assets are as result of the acquisition of Kidoz Ltd. The amortization for the year ended December 31, 2019, was $463,394.

Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years.  Depreciation increased to $10,460 during the year ended December 31, 2019, over depreciation of $5,614 in fiscal 2018. This increase in depreciation and amortization compared to fiscal 2018, is due to the acquisition of Kidoz Ltd., the disposal of old obsolete equipment and the depreciation on new equipment.

Content and software development

We do not capitalize our development costs.  Content and software development costs of $1,014,041 were expensed for year ended December 31, 2019, an increase of 7% from content and software development costs of $948,334 expensed for fiscal 2018.  These increases over fiscal 2018, is due the acquisition of Kidoz Ltd.

            Stock-based compensation expense

During the year ended December 31, 2019, the Company incurred non-cash stock compensation expenses of $15,890 as a result of options granted in 2017 and 2018. There were no options granted in fiscal 2019.  This compares to non-cash stock compensation expenses in fiscal 2018 of $595,580 from the issuance of 855,000 stock options at CAD$0.54 per option and the issuance of 1,275,000 stock options at USD$0.50 per option.  The options granted in fiscal 2018, are issued to consultants and employees as per the Companies 2015 Rolling Stock Option Plan.

Other income and expenses

During the year ended December 31, 2019, the Company has a foreign exchange gain of $26,008 compared to foreign exchange loss of $9,092 in the prior year. These losses are due to the exchange rate movements of the US Dollar compared to the Pound Sterling. Israeli Shekel and the Canadian Dollar.

During the year ended December 31, 2019, we received interest income of $3,032 compared to interest income of $8,634  in the prior year. The interest income is received from bank term deposits from investing our cash. The increase in interest income is due to lower bank account balances in fiscal 2019 compared to fiscal 2018.

During the year ended December 31, 2018, the Company closed a TSX Venture Exchange approved non-brokered private placement financing totaling CAD$1.045 million. The private placement consisted of 2,323,779 units priced at CAD$0.45 ($0.34) per unit. Each Unit was comprised of one common share and one share purchase warrant. The warrants had an exercise price in Canadian dollars whilst the Company's functional currency is US Dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the warrants have a derivative liability value. This liability value has no effect on the cashflow of the Company and does not represent a cash payment of any kind. During the year ended December 31, 2018, the Company recognized a gain of $44,572 compared to a gain $78,712 on this derivative liability in the prior year.

            Acquisition of subsidiary

During the year ended December 31, 2019, the Company issued 52,450,286 shares for total consideration of $20,603,655 in the acquisition of all the issued and outstanding ordinary and preferred shares in the capital stock of Kidoz Ltd. and incurred finder's fee of $130,000 and legal expenses of $60,228.

              Amortization of right-of-use assets

On January 1, 2019, the Company adopted ASC Topic 842 using the modified retrospective transition method. Topic 842 requires the recognition of lease assets and liabilities for operating leases. The Company recognized right-of-use assets relating to the brand licenses and the Vancouver, Canada and Anguillian office rental. During the year ended December 31, 2019, the Company amortized $72,416 of right-of-use assets.

              Impairment of goodwill

During the year ended December 31, 2019, the Company recognized impairment of goodwill relating to the acquisition of Kidoz Ltd. of $13,877,385.  The Company is required to do an annual cashflow forecast in accordance with the provisions of ASC 350 Intangibles-Goodwill and Others. This cashflow forecast includes forecasting future revenues and make significant estimates and assumptions including the selection of control premiums, discount rates, terminal growth rates, forecasts of revenue and expense growth rates, exogenous market conditions, income tax rates, changes in working capital, depreciation, amortization and capital expenditures.  The Company considered market conditions including the existing challenges to the world economy due to COVID-19 and deemed the impairment write down advisable.

            Income taxes

During the year ended December 31, 2019 and 2018, a subsidiary of the Company applied for a Canadian tax credit in relation to fiscal 2018 and 2017. The Company received a tax credit of $98,075 in fiscal 2019 and $89,521 in fiscal 2018.  During the year ended December 31, 2019, the Company recognized an impairment to the goodwill and realized $752,205 in deferred tax assets.

During the year ended December 31, 2005, Bingo.com, Inc. merged with its subsidiary Bingo.com, Ltd. in Anguilla, British West Indies. Anguilla is a zero-tax jurisdiction.

            Net loss and loss per share

The net loss after taxation for the year ended December 31, 2019, amounted to ($14,654,232) a loss of $0.12 per share, compared to a net loss of ($2,592,831), a loss of $0.04 per share, in the year ended December 31, 2018.  Earnings before interest; depreciation and amortization; stock-based compensation and impairment of goodwill ("EBITDA") for the year ended December 31, 2019, amounted to ($779,966), compared to EBITDA of ($2,007,754) in the year ended December 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $967,212 and working capital of $2,192,505 at December 31, 2019. This compares to cash of $641,536 and working capital of $662,573 at December 31, 2018.

During the year ended December 31, 2019, we used cash of $1,210,357 in operating activities compared to using cash of $2,108,797 in the prior year.

Net cash generated by financing activities was $1,405,422 in the year ended December 31, 2019, which compares to cash generated by financing activity of $2,284,085 in fiscal 2018. This cash generated by financing activity is due to the cash raised from the private placement during the year ended December 31, 2019 compared to the cash raised from the private placements and warrant exercise during the year ended December 31, 2018.

Cash of $130,611 was used in investing activities in fiscal 2019, compared to $12,149 in the prior year. This increase in cash used in investing activities is due to the acquisition of Kidoz Ltd during the year ended December 31, 2019.

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

            Off Balance Sheet Arrangements

We did not have any Off Balance sheet arrangements for the year ended December 31, 2019 and 2018.

AUDIT COMMITTEE

Our audit committee consists of four directors and reports to the Board of Directors. The audit committee meets regularly throughout the year and met with the independent auditors on March 25, 2020, and approved the financial statements for the year ended December 31, 2019.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

KIDOZ INC. and subsidiaries

(Previously "Shoal Games Ltd.")

Consolidated Financial Statements

Years ended December 31, 2019 and 2018

DAVIDSON & COMPANY LLP                        Chartered Accountants                        A Partnership of Incorporated Professionals

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Kidoz Inc. (previously Shoal Games Ltd.)

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Kidoz Inc. (previously "Shoal Games Ltd.") (the "Company"), as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years ended December 31, 2019 and 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Kidoz Inc. (previously "Shoal Games Ltd.") as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has reported losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
April 22, 2020

NEXIA

INTERNATIONAL

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, B.C., Canada, V7Y 1G6

Telephone (604) 687-0947 Fax (604) 687-6172

KIDOZ INC. and subsidiaries

(Previously "Shoal Games Ltd.")

(Expressed in United States Dollars)

Consolidated Balance Sheets

As at December 31,	2019	2018
Assets
Current assets:
Cash	$967,212	$641,536
Accounts receivable, less allowance for doubtful accounts $53,708 (2018 - $27,666) (Note 4)	2,392,778	12,103
Prepaid expenses (Note 5)	109,914	99,739
Total Current Assets	3,469,904	753,378

Equipment (Note 6)	27,182	16,255
Goodwill (Note 8)	3,301,439	-
Intangible assets (Note 7)	2,807,062	-
Long term cash equivalent	38,412	-
Operating lease right-of-use assets (Note 15)	134,914	-
Security deposit	7,727	-
Deferred tax asset, less valuation allowance of $919,493 (December 31, 2018 - $275,846) (Note 14)	-	-

Total Assets	$9,786,640	$769,633

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$851,866	$15,404
Accrued liabilities	287,698	64,937
Accounts payable and accrued liabilities - related party (Note 16)	112,120	10,464
Operating lease liabilities - current portion (Note 15)	25,715	-
Total Current Liabilities	1,277,399	90,805

Operating lease liabilities - non current portion (Note 15)	101,900	-
Total Liabilities	1,379,299	90,805

Commitments (Note 13)
Subsequent event (Note 21)

Stockholders' Equity (Note 12):
Common stock, no par value, unlimited shares authorized, 131,124,989 shares issued and outstanding (December 31, 2018 - 73,674,703)	48,935,213	26,552,468
Accumulated deficit	(40,552,452)	(25,898,220)
Accumulated other comprehensive income: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	8,407,341	678,828

Total Liabilities and Stockholders' Equity	$9,786,640	$769,633

See accompanying notes to consolidated financial statements.

KIDOZ INC. and subsidiaries

(Previously "Shoal Games Ltd.")

(Expressed in United States Dollars)

Consolidated Statements of Operations

Years ended December 31,	2019	2018

Revenue:
Ad tech advertising revenue	$3,828,914	$-
Content revenue	688,465	106,978
Total revenue	4,517,379	106,978

Cost of sales:	2,778,911	-
Total cost of sales	2,778,911	-

Gross profit	1,738,468	106,978

Operating expenses:
Acquisition of subsidiary - transaction costs (Note 3)	190,228	-
Amortization of operating lease right-of-use assets (Note 15)	72,416	-
Depreciation and amortization (Note 6 and 7)	473,854	5,614
Directors fees	9,500	4,500
General and administrative (Note 18)	526,914	271,277
Promissory note accretion and interest (Note 10)	-	37,090
Salaries, wages, consultants and benefits	722,741	618,279
Selling and marketing	369,321	352,770
Stock-based compensation (Note 12)	15,890	595,580
Content and software development (Note 9)	1,014,041	948,334
Total operating expenses	3,394,905	2,833,444

Loss before other income (expense) and income taxes	(1,656,437)	(2,726,466)

Other income (expense):
Gain on derivative liability - warrants (Note 12)	-	44,572
Foreign exchange gain (loss)	26,008	(9,092)
Impairment of goodwill (Note 8)	(13,877,385)	-
Interest and other income	3,302	8,634

Net loss before income taxes	(15,504,512)	(2,682,352)

Deferred income tax recovery (Note 14)	850,280	89,521

Net loss after tax	$(14,654,232)	$(2,592,831)

Other comprehensive income (loss)	-	-

Comprehensive loss	$(14,654,232)	$(2,592,831)

Basic and diluted loss per common share (Note 2)	$(0.12)	$(0.04)

Weighted average common shares outstanding, basic (Note 2)	121,208,912	72,111,456
Weighted average common shares outstanding, diluted (Note 2)	121,208,912	72,111,456

See accompanying notes to consolidated financial statements.

KIDOZ INC. and subsidiaries

(Previously "Shoal Games Ltd.")

(Expressed in United States Dollars)

Consolidated Statements of Stockholders' Equity (DEFICIENCY)

Years ended December 31, 2019 and 2018

	Common stock			Accumulated Other Comprehensive income
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity (Deficiency)
Balance, December 31, 2017	65,169,703	$23,133,400	($23,305,389)	$24,580	($147,409)

Exercise of warrants	1,215,000	610,035	-	-	610,035

Private placement	7,290,000	2,551,500	-	-	2,551,500

Share issuance costs	-	(272,092)	-	-	(272,092)

Stock-based compensation	-	595,580	-	-	595,580

Extinguishment of promissory note		(65,955)			(65,955)

Net loss	-	-	(2,592,831)	-	(2,592,831)
Balance, December 31, 2018	73,674,703	26,552,468	(25,898,220)	24,580	678,828

Acquisition of subsidiary	52,450,286	20,603,655			20,603,655

Private placement	5,000,000	2,000,000	-	-	2,000,000

Share issuance costs	-	(236,800)	-	-	(236,800)

Stock-based compensation	-	15,890	-	-	15,890

Net loss	-	-	(14,654,232)	-	(14,654,232)
Balance, December 31, 2019	131,124,989	$48,935,213	($40,552,452)	$ 24,580	$8,407,341

See accompanying notes to consolidated financial statements.

KIDOZ INC. and subsidiaries

(Previously "Shoal Games Ltd.")

(Expressed in United States Dollars)

Consolidated Statements of Cash Flows

Years ended December 31,	2019	2018
Cash flows from operating activities:
Net loss	$(14,654,232)	$(2,592,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	473,854	5,614
Accretion of promissory note	-	31,966
Amortization of operating lease right-of-use assets	72,416	-
Deferred taxation on impairment of goodwill	(752,205)	-
Gain on derivative liability - warrants	-	(44,572)
Impairment of goodwill	13,877,385
Promissory note - accrued interest	-	5,124
Stock-based compensation	15,890	595,580

Changes in operating assets and liabilities:
Accounts receivable	(963,129)	2,919
Prepaid expenses	25,004	(45,025)
Accounts payable and accrued liabilities	694,660	(67,572)
Net cash used in operating activities	(1,210,357)	(2,108,797)

Cash flows from investing activities:
Acquisition of equipment	(6,514)	(12,149)
Acquisition of subsidiary	183,264	-
Long-term cash equivalent	(38,412)	-
Security deposits	(7,727)	-
Net cash provided by (used in) investing activities	130,611	(12,149)

Cash flows from financing activities:
Private placement, net	1,763,200	2,551,500
Payments on operating lease liabilities and right-of-use assets	(79,715)	-
Promissory note	-	(1,923)
Repayment of short-term loan	(278,063)	-
Share issuance costs	-	(272,092)
Warrant exercised	-	6,600
Net cash provided by financing activities	1,405,422	2,284,085

Change in cash	325,676	163,139

Cash, beginning of year	641,536	478,397
Cash, end of year	$967,212	$641,536

Supplementary information:
Interest paid	$1,367	$-
Income taxes recovery	$(98,075)	$(89,521)

Non-cash investing activity - operating lease right-of-use assets	$(202,031)	$-
Non-cash investing activity - operating lease liabilities	$202,031	$-
Non-cash financing activity - Extinguishment of promissory notes	$-	$(65,955)
Non-cash financing activity - settlement of promissory notes through exercise of 1,200,000 warrants	$-	$603,435
Non-cash investing activity	$-	$-

See accompanying notes to consolidated financial statements.

KIDOZ INC. and subsidiaries

(Previously "Shoal Games Ltd.")

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2019 and 2018

1.  Introduction:

Nature of business

Kidoz Inc. (previously Shoal Games Ltd.) is a kid-tech software developer and owner of the leading mobile KidSafe advertising network (www.KIDOZ.net), incorporated in Anguilla, British West Indies in 2005. We help create a free and safe Internet for children, by enabling content producers to monetize their apps and video with ads.

For Original Equipment Manufacturers ("OEM") and Carriers, the Company's KIDOZ Mode is the software solution that powers their youth-dedicated products, including custom content libraries, parental control and kid-friendly monetization.

The games on the Rooplay system are designed to both entertain and educate.  Children engaging with Rooplay learn technology, solve puzzles, paint pictures, practice language, learn math, and other educational games.  Kidoz Inc. is developing a content system with Rooplay that builds tech literacy and encourages early learning.

Rooplay will generate revenue for the Company from consumer subscriptions which customers pay to unlock the Rooplay game catalog and the licensing of our Rooplay games.

Kidoz Ltd's other mobile products, Garfield's Bingo (www.garfieldsbingo.com), and Trophy Bingo (www.trophybingo.com), are free-to-play mobile games live in the Apple, Google and Amazon App Stores.  The Company has generated revenue to-date from players making in-app purchases in Trophy Bingo and Garfield's Bingo.

Continuing operations

These consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses from operations for the years ended December 31, 2019 and 2018, and has an accumulated deficit of $40,552,452 as at December 31, 2019.  This raises substantial doubt about the Company's ability to continue as a going concern.

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

Management continues to review operations in order to identify additional strategies designed to generate cash flow, improve the Company's financial position, and enable the timely discharge

KIDOZ INC. and subsidiaries

(Previously "Shoal Games Ltd.")

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2019 and 2018

1.  Introduction: (Continued)

of the Company's obligations.  If management is unable to identify sources of additional cash flow in the short term, it may be required to further reduce or limit operations.

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, potentially leading to an economic downturn. It is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company's business or ability to raise funds.

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

In addition, there are the following dormant subsidiaries; Bingo.com (Antigua) Inc., Bingo.com (Wyoming) Inc., and Bingo Acquisition Corp.

During the year ended December 31, 2019, the Company acquired Kidoz Ltd. a company incorporated under the laws of the State of Israel. (Note 3)

All inter-company balances and transactions have been eliminated in the consolidated financial statements.

KIDOZ INC. and subsidiaries

(Previously "Shoal Games Ltd.")

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2019 and 2018

2.    Summary of significant accounting policies: (Continued)

(b)    Use of estimates:

The preparation of consolidated financial statements in conformity with US GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and recognized revenues and expenses for the reporting periods.

Significant areas requiring the use of estimates include the collectability of accounts receivable, stock-based compensation, the valuation of deferred tax assets, the valuation of the acquisition of Kidoz Ltd. and the associated intangible assets, the useful lives of intangible assets, the determination of the fair value of goodwill after impairment, and the estimated interest rate of 12% for the license right-of-use assets and 4.12% - 5% for the rental units right-of-use asset. Actual results may differ significantly from these estimates.

(c)    Revenue recognition:

In accordance with ASC 606, Revenue from Contracts with Customers, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services.

We derive substantially all of our revenue from the sale of Ad tech advertising revenue.

To achieve this core principle, the Company applied the following five steps:

1) Identify the contract with a customer

A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party's rights regarding the services to be transferred, whose impression count will form the basis of the revenue and identifies the payment terms related to these services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for services that are transferred is probable based on the customer's intent and ability to pay the promised consideration. The Company applies judgment in determining the customer's ability and intention to pay, which is based on a variety of factors including the customer's historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

2) Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the

KIDOZ INC. and subsidiaries

(Previously "Shoal Games Ltd.")

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2019 and 2018

2.    Summary of significant accounting policies: (Continued)

(c)    Revenue recognition: (Continued)

contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services, the Company must apply judgment to determine whether promised services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised services are accounted for as a combined performance obligation.

3) Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. None of the Company's contracts contain financing or variable consideration components.

4) Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

5) Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations at a point in time as discussed in further detail under "Disaggregation of Revenue" below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer.

Disaggregation of Revenue

All of the Company's performance obligations, and associated revenue, are generally transferred to customers at a point in time. The Company has the following revenue streams:

1) Ad tech advertising revenue - The Company generally offers these services under a customer contract Cost-per-Impression (CPM), Cost-Per-Install or CPI arrangements, Cost per completed video view or CPC and/or Cost-Per-Action or CPA arrangements with third-party advertisers and developers, as well as advertising aggregators, generally in the form of insertion orders that specify the type of arrangement (as detailed above) at particular set budget amounts/restraints. These advertiser customer contracts are generally short term in nature at less than one year as the budget amounts are typically spent in full within this time period. These agreements typically include the delivery of Ad tech advertising through

KIDOZ INC. and subsidiaries

(Previously "Shoal Games Ltd.")

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2019 and 2018

2.    Summary of significant accounting policies: (Continued)

(c)    Revenue recognition: (Continued)

partner networks, defined as publishers / developers, to home screens of devices and agree on whose results will be relied on from a revenue point of view. The Company has concluded that the delivery of the Ad tech advertising is delivered at a point in time and, as such, has concluded these deliveries are a single performance obligation. The Company invoices fees which are generally variable based on the arrangement, which would typically include the number of impressions delivered at a specified price per application. For impressions delivered, revenue is recognized in the month in which the Company delivers the application to the end consumer.

2) Content revenue - The Company recognizes content revenue on the following forms of revenue:

a) Carriers and OEMs - The Company generally offers these services under a customer contract per tablet device license fee model with OEMs. Monthly or quarterly license fees are based on the OEM agreement with the number of devices the Kidoz Kid Mode is installed upon.

b) Rooplay - The Company generates revenue through subscriptions or premium sales of Rooplay, (www.rooplay.com) the cloud-based EduGame system for kids to learn and play within its games on smartphones and tablet devices, such as Apple's iPhone and iPad, and mobile devices utilizing Google's Android operating system. Users can download the Company's games through digital storefronts and decide to subscribe to the multiple of educational and fun games in the Rooplay, cloud-based EduGame system or make a premium per purchase of particular games. The revenue is recognized net of platform fees.

c) Rooplay licensing - The Company licenses it branded educational games under a monthly cost per game agreement license fee model. Monthly license fees are based on the number of games licensed.

d) Trophy Bingo and Garfield Bingo - The Company generates revenue through in-application purchases ("in-app purchases") within its games; Garfield's Bingo (www.garfieldsbingo.com) and Trophy Bingo (www.trophybingo.com) on smartphones and tablet devices, such as Apple's iPhone and iPad, and mobile devices utilizing Google's Android operating system. Users can download the Company's free-to-play games through Facebook Messenger, Android, Amazon and iOS and pay to acquire virtual currency which can be redeemed in the game for power plays. The initial download of the mobile game from the digital storefront does not create a contract under ASC 606 because of the lack of commercial substance; however, the separate election by the player to make an in-application purchase satisfies the criterion thus creating a contract under ASC 606.

KIDOZ INC. and subsidiaries

(Previously "Shoal Games Ltd.")

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2019 and 2018

2.    Summary of significant accounting policies: (Continued)

(c)    Revenue recognition: (Continued)

The Company has identified the following performance obligations in these contracts:

            i.          Ongoing game related services such as hosting of game play, storage of customer content, when and if available content updates, maintaining the virtual currency management engine, tracking gameplay statistics, matchmaking as it relates to multiple player gameplay, etc.

            ii.          Obligation to the paying player to continue displaying and providing access to the virtual items within the game.

Neither of these obligations are considered distinct since the actual mobile game and the related ongoing services are both required to purchase and benefit from the related virtual items. As such, the Company's performance obligations represent a single combined performance obligation which is to make the game and the ongoing game related services available to the players. The revenue is recognized net of platform fees.

The Company also has relationships with certain advertising service providers for advertisements within smartphone games and revenue from these advertising providers is generated through impressions, clickthroughs, banner ads, and offers. Offers are the type of advertisements where the players are rewarded with virtual currency for completing specified actions, such as downloading another application, watching a short video, subscribing to a service or completing a survey. The Company has determined the advertising buyer to be its customer and displaying the advertisements within the mobile games is identified as the single performance obligation. Revenue from advertisements and offers are recognized at the point-in-time the advertisements are displayed in the game or the offer has been completed by the user as the customer simultaneously receives and consumes the benefits provided from these services.

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

KIDOZ INC. and subsidiaries

(Previously "Shoal Games Ltd.")

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2019 and 2018

2.    Summary of significant accounting policies: (Continued)

(e) Cash and Cash Equivalents:

Cash and cash equivalents includes cash on hand, deposits held at call with financial institutions and other short-term, highly liquid investments with original maturities of three months or less that are readily convertible to known amounts of cash, collateral accounts with maturities greater than 1 year  and subject to an insignificant risk of change in value.

(f)  Accounts receivable:

Trade and other accounts receivable are reported at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable includes receivables from online platforms and trade receivables from customers. The Company estimates doubtful accounts on an item-by-item basis and includes over-aged accounts as part of allowance for doubtful accounts, which are generally ones that are ninety-days overdue.  Bad debt expense, for the year ended December 31, 2019 was $2,029 (2018 - $nil). (Note 4)

(g)  Equipment:

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

In accordance with ASU No. 2016-02 "Leases (Topic 842), leasehold improvements are accounted as a prepayment of rental payments since they are deemed to be an asset of the lessor.

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

If a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts

KIDOZ INC. and subsidiaries

(Previously "Shoal Games Ltd.")

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2019 and 2018

2.    Summary of significant accounting policies: (Continued)

(h)  Software Development Costs: (Continued)

are written off. Although the Company believes that its approach to estimates and judgments as described herein is reasonable, actual results could differ and the Company may be exposed to increases or decreases in revenue that could be material. As at December 31, 2019 and 2018, all capitalized software development costs have been fully amortized and the Company has no capitalized software development costs.

Total software development costs were $7,730,851 as at December 31, 2019 (2018 - $6,716,810).

(i)   Advertising:

The Company expenses the cost of advertising in the period in which the advertising space or airtime is used. Advertising costs from continuing operations charged to selling and marketing expenses in 2019 totaled $369,321 (2018 - $352,770).

(j)   Stock-based compensation:

The Company accounts for stock-based compensation under the provisions of Accounting Standard Codification ("ASC") 718, "Compensation-Stock Compensation".  Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date for all stock-based awards to employees, directors and non-employees and is recognized as an expense over the requisite service period, which is generally the vesting period. The Black-Scholes option valuation model is used to calculate fair value.

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2019	2018
Expected dividend yield	-	-
Expected stock price volatility	-	109%
Weighted average volatility	-	96%
Risk-free interest rate	-	1.97%
Expected life of options	-	5 years
Forfeiture rate	-	5%

(k)  Right-of-use assets:

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

KIDOZ INC. and subsidiaries

(Previously "Shoal Games Ltd.")

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2019 and 2018

2.    Summary of significant accounting policies: (Continued)

(k)  Right-of-use assets: (Continued)

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

(l) Business Combinations:

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

KIDOZ INC. and subsidiaries

(Previously "Shoal Games Ltd.")

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2019 and 2018

2.    Summary of significant accounting policies: (Continued)

 (m) Impairment of long-lived assets and long-lived assets to be disposed of:

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

The Company identified the following intangible assets in the acquisition of  Kidoz Ltd. (Note 3). Intangible assets are recorded at cost less accumulated amortization. Amortization is provided for annually on the straight-line method over the following periods:

Amortization period
Ad Tech technology	5 years
Kidoz OS technology	3 years
Customer relationship	8 years

(n)  Goodwill :

The Company accounts for goodwill in accordance with the provisions of ASC 350, Intangibles-Goodwill and Others. Goodwill is the excess of the purchase price over the fair value of identifiable assets acquired, less liabilities assumed, in a business combination. The Company reviews goodwill for impairment. Goodwill is not amortized but is evaluated for impairment at least annually or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable. The evaluation begins with a qualitative assessment to determine whether a quantitative impairment test is necessary. If, after assessing qualitative factors, we determine it is more likely than not that the fair value of the reporting unit is less than the carrying amount, then the quantitative goodwill impairment test is performed.

The quantitative goodwill impairment test used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount and is based on discounted future cash flows, and a market approach, based on market multiples applied to free cash flow. The determination of the fair value of our reporting units requires management to make significant estimates and assumptions

KIDOZ INC. and subsidiaries

(Previously "Shoal Games Ltd.")

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2019 and 2018

2.    Summary of significant accounting policies: (Continued)

(n)  Goodwill : (Continued)

including the selection of control premiums, discount rates, terminal growth rates, forecasts of revenue and expense growth rates, income tax rates, changes in working capital, depreciation, amortization and capital expenditures. Changes in assumptions concerning future financial results, exogenous market conditions, or other underlying assumptions could have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

During the year ended December 31, 2019, the Company deemed there was an impairment of the goodwill and recognized an impairment of $13,877,385.

(o) Income taxes:

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

(p)  Net (loss) income per share:

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

KIDOZ INC. and subsidiaries

(Previously "Shoal Games Ltd.")

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2019 and 2018

2.    Summary of significant accounting policies: (Continued)

(p)  Net (loss) income per share: (Continued)

Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. A total of 3,200,750 (2018 - 3,575,000) stock options and nil (2018 - nil) warrants were excluded as at December 31, 2019.

The earnings per share data for the year ended December 31, 2019 and 2018 are summarized as follows:

	2019	2018
Loss for the year	$(14,654,232)	$(2,592,831)

Basic and diluted weighted average number of common shares outstanding	121,208,912	72,111,456

Basic and diluted loss per common share outstanding	$(0.12)	$(0.04)

(q)  New accounting pronouncements and changes in accounting policies:

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

The guidance requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The Update also modified the

KIDOZ INC. and subsidiaries

(Previously "Shoal Games Ltd.")

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2019 and 2018

2.    Summary of significant accounting policies: (Continued)

(q)  New accounting pronouncements and changes in accounting policies: (Continued)

accounting for available-for-sale ("AFS") debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments-Credit Losses-Available-for-Sale Debt Securities. Credit losses relating to AFS debt securities will be recorded through an allowance for credit losses.

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

KIDOZ INC. and subsidiaries

(Previously "Shoal Games Ltd.")

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2019 and 2018

2.    Summary of significant accounting policies: (Continued)

(q)  New accounting pronouncements and changes in accounting policies: (Continued)

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

In August 2018, the FASB issued ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires implementation costs in a hosting arrangement that is a service contract to be capitalized consistent with the rules in ASC 350-40, Intangibles-Goodwill and Other-Internal-Use Software. This aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Costs incurred during the application development stage are to be capitalized and expensed according to their nature, while costs incurred during the preliminary project and post- implementation stages are to be expensed. This ASU also contains guidance with regard to the amortization period, impairment and presentation within the financial statements. The ASU is required to be adopted by the Company during 2020, however early adoption is allowed in an interim period before then and may be applied retrospectively or prospectively to applicable costs on the Company's consolidated financial statements. The adoption of this guidance will not have a material impact on the Company's financial position, results of operations and liquidity.

In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842) ("ASU 2019-01"), Codification Improvements , which aligned the new leases guidance with existing guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers. As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply. However, if there has been a significant lapse of time between when the underlying asset is acquired and when the lease commences, the definition of  fair value  (in ASC 820, Fair Value Measurement) should be applied. More importantly, the ASU also exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard. This standard is effective for fiscal years beginning after December 15, 2019. Early adoption is

KIDOZ INC. and subsidiaries

(Previously "Shoal Games Ltd.")

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2019 and 2018

2.    Summary of significant accounting policies: (Continued)

(q)  New accounting pronouncements and changes in accounting policies: (Continued)

allowed. The adoption of this guidance will not have a material impact on the Company's financial position, results of operations and liquidity.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326) ("ASU 2019-05"). ASU 2019-05 provides entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments - Overall, applied on an instrument-by-instrument basis for eligible instruments. ASU 2019-05 is effective for the Company's financial statements for annual and interim periods beginning on or after December 15, 2019. In November 2019, FASB issued ASU 2019 -10 Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and leases (Topic 842). ASU 2019 -10 extended the effectiveness of Topic 326 for smaller reporting companies until fiscal years beginning after December 31, 2020. Early adoption is permitted.  The adoption of this guidance will not have a material impact on the Company's financial position, results of operations and liquidity.

In November 2019, the FASB issued ASU 2019-11, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses." This ASU addresses issues raised by stakeholders during the implementation of ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." Among other narrow-scope improvements, the new ASU clarifies guidance around how to report expected recoveries. "Expected recoveries" describes a situation in which an organization recognizes a full or partial write-off of the amortized cost basis of a financial asset, but then later determines that the amount written off, or a portion of that amount, will in fact be recovered. While applying the credit losses standard, stakeholders questioned whether expected recoveries were permitted on assets that had already shown credit deterioration at the time of purchase (also known as PCD assets). In response to this question, the ASU permits organizations to record expected recoveries on PCD assets. In addition to other narrow technical improvements, the ASU also reinforces existing guidance that prohibits organizations from recording negative allowances for available-for-sale debt securities. The ASU includes effective dates and transition requirements that vary depending on whether or not an entity has already adopted ASU 2016-13. The adoption of this guidance will not have a material impact on the Company's financial position, results of operations and liquidity.

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes". The ASU is expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers'

KIDOZ INC. and subsidiaries

(Previously "Shoal Games Ltd.")

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2019 and 2018

2.    Summary of significant accounting policies: (Continued)

(q)  New accounting pronouncements and changes in accounting policies: (Continued)

application of certain income tax-related guidance.  This ASU is part of the FASB's simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects.  This new guidance includes several provisions to simplify the accounting for income taxes. The standard removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation, and calculating income taxes in interim periods. This standard is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption of this standard is permitted. The adoption of this guidance will not have a material impact on the Company's financial position, results of operations and liquidity.

In January 2020, the FASB issued ASU 2020-01, "Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815." The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2020-01 to have a material impact on its consolidated financial statements.

Effective November 25, 2019, the SEC adopted Staff Accounting Bulletin (SAB) 119. SAB 119 updated portions of SEC interpretative guidance to align with FASB ASC 326, "Financial Instruments - Credit Losses." It covers topics including (1) measuring current expected credit losses; (2) development, governance, and documentation of a systematic methodology; (3) documenting the results of a systematic methodology; and (4) validating a systematic methodology.

There have been no other recent accounting standards, or changes in accounting standards, during the year ended December 31, 2019, as compared to the recent accounting standards described in the Annual Report, that are of material significance, or have potential material significance, to us.

KIDOZ INC. and subsidiaries

(Previously "Shoal Games Ltd.")

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2019 and 2018

2.    Summary of significant accounting policies: (Continued)

(r)  Financial instruments and fair value of financial assets and liabilities:

(i)  Fair values:

The fair value of accounts receivable, accounts payable, accrued liabilities, short term loan and accounts payable and accrued liabilities - related party approximate their financial statement carrying amounts due to the short-term maturities of these instruments.  Cash and long-term cash equivalents are carried at fair value using a level 1 fair value measurement.

The Company measures the fair value of financial assets and liabilities based on US GAAP guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

The Company classifies financial assets and liabilities as held-for-trading, available-for-sale, held-to-maturity, loans and receivables or other financial liabilities depending on their nature. Financial assets and financial liabilities are recognized at fair value on their initial recognition, except for those arising from certain related party transactions which are accounted for at the transferor's carrying amount or exchange amount.

Financial assets and liabilities classified as held-for-trading are measured at fair value, with gains and losses recognized in net income. Financial assets classified as held-to-maturity, loans and receivables, and financial liabilities other than those classified as held-for-trading are measured at amortized cost, using the effective interest method of amortization. Financial assets classified as available-for-sale are measured at fair value, with unrealized gains and losses being recognized as other comprehensive income until realized, or if an unrealized loss is considered other than temporary, the unrealized loss is recorded in income.

Financial instruments, including receivables, accounts payable and accrued liabilities, and accounts payable with related parties are carried at amortized cost, which management believes approximates fair value due to the short-term nature of these instruments.

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs  utilize data points that are observable such as quoted prices, interest rates and yield curves.

Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset.  The Company's cash and long-term cash equivalents were measured using Level 1 inputs. Stock-based compensation was measured using Level 2 inputs. Goodwill impairment was measure using Level 3 inputs.

KIDOZ INC. and subsidiaries

(Previously "Shoal Games Ltd.")

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2019 and 2018

2.    Summary of significant accounting policies: (Continued)

(r)  Financial instruments and fair value of financial assets and liabilities: (Continued)

(ii)  Foreign currency risk:

The Company operates internationally, which gives rise to the risk that cash flows may be adversely impacted by exchange rate fluctuations.  The Company has not entered into any forward exchange contracts or other derivative instrument to hedge against foreign exchange risk.

3.    Acquisition of Kidoz Ltd. :

During the year ended December 31, 2019, the Company issued 52,450,286 shares for total consideration of $20,603,655 in the acquisition of all the issued and outstanding ordinary and preferred shares in the capital stock of Kidoz Ltd., a company incorporated under the laws of the State of Israel. Kidoz Ltd. is a global kids' content distribution and monetization marketplace. The Company paid a commission of $130,000 and incurred transaction costs of $60,228. The acquisition closed with the effective date of acquisition being February 28, 2019.

The acquisition enables the global reach of Kidoz Ltd.'s content network to be combined with the Company's Rooplay subscription over-the-top ("OTT") platform.

This acquisition is accounted for as a business combination. On acquisition of Kidoz Ltd., the Company allocated the purchase price to the fair value of the net assets acquired.

The Company has estimated the following assets and liabilities were acquired with the acquisition of Kidoz Ltd.

Cash	$183,264
Accounts receivable	1,417,546
Prepaid expenses	35,179
Equipment	14,873
Accounts payable and accrued liabilities	(466,219)
Short term loan	(278,063)
Deferred tax liability	(752,205)
Intangible assets	3,270,456
Goodwill	17,178,824

$20,603,655

KIDOZ INC. and subsidiaries

(Previously "Shoal Games Ltd.")

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2019 and 2018

4.    Accounts Receivable:

The accounts receivable as at December 31, 2019, is summarized as follows:

	2019	2018
Accounts receivable	$2,446,486	$39,769

Provision for doubtful accounts	(53,708)	(27,666)

Net accounts receivable	$2,392,778	$12,103

The Company had bank accounts with the National Bank of Anguilla. During the year ended December 31, 2016, the National Bank of Anguilla filed for chapter 11 protection. The Company expensed the balance on account of $27,666 in fiscal 2016 as a doubtful debt. The Company has a doubtful debt provision of $26,042 for existing accounts receivable.

5.    Prepaid expenses

The Company has other prepaid expenses of $109,914 (2018 - $99,739) including prepaid licenses fees of $nil (2018 - $65,387) and leasehold improvements of $32,484 (2018 - $nil), which is recognized as prepaid rent for the year ended December 31, 2019.

6.   Equipment:

2019	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$143,333	$123,123	$20,210
Furniture and fixtures	14,787	7,815	6,972
	$158,120	$130,938	$27,182

2018	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$128,097	$112,845	$15,252
Furniture and fixtures	8,037	7,034	1,003
	$136,134	$119,879	$16,255

Depreciation expense was $10,460 (2018 - $5,614) for the year ended December 31, 2019.

7.   Intangible assets:

2019	Cost	Accumulated amortization	Net book Value

Ad Tech technology	$1,877,415	$312,902	$1,564,513
Kidoz OS technology	31,006	8,613	22,393
Customer relationship	1,362,035	141,879	1,220,156
	$3,270,456	$463,394	$2,807,062

Amortization expense was $463,394 (2018 - $nil) for the year ended December 31, 2019.

KIDOZ INC. and subsidiaries

(Previously "Shoal Games Ltd.")

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2019 and 2018

8.    Goodwill

The changes in the carrying amount of goodwill for year ended December 31, 2019, and 2018 were as follows:

2019
Goodwill, balance at beginning of year	$-

Acquisition of Kidoz Ltd. (Note 3)	17,178,824
Impairment of goodwill	(13,877,385)

Goodwill, balance at end of year	$3,301,439

The Company's annual goodwill impairment analysis performed during the fourth quarter of fiscal 2019 included a quantitative analysis of Kidoz Ltd. reporting unit. The Company classified these fair value measurements as Level 3. The Company performed a discounted cash flow analysis and market multiple analysis for Kidoz Ltd. These discounted cash flow models included management assumptions for expected sales growth, margin expansion, operational leverage, capital expenditures, and overall operational forecasts. The market multiple analysis included historical and projected performance, market capitalization, volatility, and multiples for industry peers and exogenous current market conditions. These analyses led to the conclusion that the fair value of these reporting units was less than their carrying values by an amount that exceeded the carrying value of goodwill, primarily driven by current market conditions. Accordingly, the full carrying value of the goodwill was impaired by $13,877,385.

9.   Content and software development assets:

Since the year ended December 31, 2014, the Company has been developing software technology and content for our websites. This software technology and content includes the development of Trophy Bingo, a social bingo game, the license and development of Garfield Bingo, a social bingo game, the development of the Rooplay platform and the development of the Rooplay Originals games and the continued development of the Kidoz OS and SDK.

During the year ended December 31, 2019 and 2018, the Company has expensed the development costs of all products as incurred and has expensed the following development costs.

	2019	2018
Opening total content and software development costs	$6,716,810	$5,768,476

Content and software development during the year	1,014,041	948,334
Closing total Content and software development costs	$7,730,851	$6,716,810

10. Promissory notes:

The Company had issued unsecured promissory notes from shareholders of the Company. The notes were repayable on April 1, 2020, as amended. The interest on the notes was 2% per annum, calculated and compounded annually and paid annually.  Interest in arrears shall accrue interest.

KIDOZ INC. and subsidiaries

(Previously "Shoal Games Ltd.")

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2019 and 2018

10. Promissory notes: (Continued)

The unpaid principal amount due hereunder may be reduced to zero from time to time without affecting the validity of the note.

During the year ended December 31, 2018, the promissory notes were settled in exchange for the exercise of warrants and the notes were extinguished. Since the extinguishment of the promissory note is with related parties, then in accordance with ASC 470-50-40-2, the extinguishment transactions is in essence a capital transaction. Therefore, the Company recognized a reduction of $65,955 from equity of the Company in the year ended December 31, 2018.

The Company recognized interest accretion of $nil (2018 - $31,966) of interest accretion.

	2019	2018
Opening balance	$-	$502,313

Reduction of capital on extinguishment of promissory notes with related parties	-	65,955
Extinguishment of promissory notes to related parties	-	(605,358)
Accrued interest	-	5,124
Interest accretion	-	31,966

Closing balance	$-	$-

11. Short term loan

The Company had a short term loan from the Bank Leumi. The loan was secured against the receivables of the Company and was acquired via the acquisition of Kidoz Ltd. (Note 3). The loan had an interest rate of 6.5%. During the year ended December 31, 2019, the loan was repaid in full.

12.  Stockholders' Equity:

The holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company's ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.  The Company's common stock has no par value per common stock and there is only one class of common shares. The Company has an unlimited number of common shares authorized for issue.

(a)  Common stock issuances:

Fiscal 2019

In March 2019, the Company closed a TSX Venture Exchange approved private placement financing totaling $2,000,000. The private placement consisted of 5,000,000 common shares priced at $0.40 per share. Pursuant to the private placement the Company paid a commission of $200,000 and incurred share issuance expenses of $36,800.

KIDOZ INC. and subsidiaries

(Previously "Shoal Games Ltd.")

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2019 and 2018

12.  Stockholders' Equity: (Continued)

(a)  Common stock issuances: (Continued)

In March 2019, the Company issued 52,450,286 shares for total consideration of $20,603,655 in the acquisition of all the issued and outstanding ordinary and preferred shares in the capital stock of Kidoz Ltd., a company incorporated under the laws of the State of Israel. (Note 3)

Fiscal 2018

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

 (b) Warrants

The warrants had an exercise price in Canadian dollars whilst the Company's functional currency is US Dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the warrants had a derivative liability value. This liability value has no effect on the cashflow of the Company and does not represent a cash payment of any kind.

A fair value of the derivative liability of $215,687 was estimated on the date of the subscription using the Binomial Lattice pricing model. During the year ended December 31, 2018, the warrants were exercised resulting in a gain on derivative liability - warrants of $44,572 and the derivative liability - warrants value was valued at $Nil as at December 31, 2018.

A summary of warrant activity for the years ended December 31, 2019 and 2018 are as follows:

	Number of warrants	Weighted average exercise price
Outstanding, December 31, 2017	5,219,163	$0.48

Granted	-	-
Exercised	(1,215,000)	(0.50)
Expired, unexercised	(4,004,163)	(0.51)

Outstanding December 31, 2019 and 2018	-	$-

KIDOZ INC. and subsidiaries

(Previously "Shoal Games Ltd.")

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2019 and 2018

12.  Stockholders' Equity: (Continued)

(c)  Stock option plans:

2015 stock option plan

In the year ended December 31, 2015, the shareholders approved the 2015 stock option plan and the 1999, 2001 and the 2005 plans were discontinued. The 2015 stock option plan is intended to provide incentive to employees, directors, advisors and consultants of the Company to encourage proprietary interest in the Company, to encourage such employees to remain in the employ of the Company or such directors, advisors and consultants to remain in the service of the Company, and to attract new employees, directors, advisors and consultants with outstanding qualifications. The maximum number of shares issuable under the Plan shall not exceed 10% of the number of Shares of the Company issued and outstanding as of each Award Date unless shareholder approval is obtained in advance. The Board of Directors determines the terms of the options granted, including the number of options granted, the exercise price and their vesting schedule. The maximum term possible is 10 years. Under the 2015 plan we have reserved 10% of the number of Shares of the Company issued and outstanding as of each Award Date.

No options were granted during the year ended December 31, 2019.

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

Subsequent to the year ended December 31, 2019, 70,000 options were cancelled unexercised.

Of the options outstanding at December 31, 2019, a total of 3,065,000 (2018 - 3,190,000) were fully vested and a total of 135,750 (2018 - 385,000) were issued where 10% vest at the grant date, 15% one year following the grant date and 2% per month starting 13 months after the grant date. A total of 3,097,850 (2018 - 3,273,550) of these options had vested at December 31, 2019.

KIDOZ INC. and subsidiaries

(Previously "Shoal Games Ltd.")

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2019 and 2018

12.  Stockholders' Equity: (Continued)

(c)  Stock option plans: (Continued)

A summary of stock option activity for the stock option plans for the years ended December 31, 2019 and 2018 are as follows:

	Number of options	Weighted average exercise price
Outstanding, December 31, 2017	1,605,000	$0.42

Granted	2,130,000	0.47
Exercised	-	-
Cancelled	(160,000)	(0.42)

Outstanding December 31, 2018	3,575,000	$0.45

Granted	-	-
Exercised	-	-
Cancelled	(374,250)	(0.41)

Outstanding December 31, 2019	3,200,750	$0.45

The aggregate intrinsic value for options as of December 31, 2019 was $nil (2018 - $nil).

The following table summarizes information concerning outstanding and exercisable stock options at December 31, 2019:

Range of exercise prices per option	Number outstanding	Number exercisable	Expiry date
$ 0.40	670,000	670,000	December 20, 2021
0.42	542,750	439,850	November 8, 2022
0.42	713,000	713,000	June 4, 2023
0.50	1,275,000	1,275,000	June 4, 2023
	3,200,750	3,097,850

The Company recorded stock-based compensation of $15,890 on the 2,130,000 options granted and vested (2018 - $595,580 on the 2,130,000 options granted and vested) and as per the Black-Scholes option-pricing model, with a weighted average fair value per option of $0.29 (2018 - $0.29).

13. Commitments:

The Company leases office facilities in Vancouver, British Columbia, Canada, The Valley, Anguilla, British West Indies and Netanya, Israel. These office facilities are leased under operating lease agreements.

During the year ended December 31, 2019, the Company signed a five-year lease for a facility in Vancouver, Canada, commencing April 1, 2019 and ending March 2024. This facility comprises approximately 1,459 square feet.  The Company will account for the lease in

KIDOZ INC. and subsidiaries

(Previously "Shoal Games Ltd.")

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2019 and 2018

13. Commitments: (Continued)

accordance with ASU 2016-02 (Topic 842) and will recognize a right-of-use asset and operating lease liability.

The Netanya, Israel operating lease expired on July 14, 2017 but unless 3 month's notice is given it automatically renews for a future 12 months until notice is given. During the year ended December 31, 2019, the lease was extended for a further 12 months. This facility comprises approximately 190 square metres. The Company has accounted for this lease as a short-term lease.

The Anguillan operating lease expired on April 1, 2011 but unless 3 month's notice is given it automatically renews for a further 3 months. The Company will account for the lease in accordance with ASU 2016-02 (Topic 842) and will recognize a right-of-use asset and operating lease liability.

Minimum lease payments under these leases are approximately as follows:

2020	$70,344
2021	43,814
2022	44,935
2023	46,056
2024	11,584

The Company paid rent expense totaling $93,371 for the year ended December 31, 2019 (2018 - $28,287).

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

As at December 31, 2019, the Company had a number of renewable license commitments with large brands, including, Garfield, Moomins, Mr Men and Little Miss, Mr. Bean, Peter Rabbit,

KIDOZ INC. and subsidiaries

(Previously "Shoal Games Ltd.")

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2019 and 2018

13. Commitments: (Continued)

Pororo and the Winx club. These agreements have commitments to pay royalties on the revenue from the licenses subject to the following minimum guarantee payments:

2020	$3,000
2021	-

The Company expensed the minimum guarantee payments over the life of the agreement and recognized license expense of $56,564 (2018 - $32,009) for the year ended December 31, 2019.

14.  Income taxes:

Kidoz Inc. (previously Shoal Games Ltd.) is domiciled in the tax-free jurisdiction of Anguilla, British West Indies. However certain of the Company's subsidiaries incur income taxation.

The Tax Cuts and Jobs Act ("Tax Act") was signed into law on December 22, 2017. Included as part of the law, was a permanent reduction in the U.S. federal corporate income tax rate from 34% to 21% effective January 1, 2018.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2019 and 2018, are presented below:

	2019	2018
Computed "expected" tax benefit (expense)	$3,255,948	$544,495
Change in statutory, foreign tax, foreign exchange rates and other	1,620,641	(281,937)
Permanent differences	(3,382,662)	-
Change in valuation allowance	(643,647)	(173,037)
Income tax recovery	$850,280	$89,521

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2019 and 2018 are presented below:

	2019	2018
Deferred tax assets:
Net operating loss carry forwards	$919,493	$275,846

Valuation Allowance	(919,493)	(275,846)
	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2019 and 2018, was $919,493 and $275,846, respectively.  The net change in the total valuation allowance was an increase of $643,647 for the year ended December 31, 2019 (2018 - $173,037).

KIDOZ INC. and subsidiaries

(Previously "Shoal Games Ltd.")

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2019 and 2018

14.  Income taxes: (Continued)

      As at December 31, 2019, the Company's had $3,903,000 of non-capital losses expiring through December 31, 2039.

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

During the year ended December 31, 2019, Shoal Media (Canada) Inc., a subsidiary of Kidoz Inc., received the British Columbia Interactive Digital Media Tax Credit of CAD$130,145 ($98,075) (2018 - CAD$116,085 ($89,521)) from the British Columbia Provincial Government.

The Company recognized this tax credit as a recovery of income tax expense on the statement of operations upon receipt of funds.

15. Right-of-use assets:

On January 1, 2019, the Company adopted ASC Topic 842 using the modified retrospective transition method. Topic 842 requires the recognition of lease assets and liabilities for operating leases, in addition to the finance lease assets and liabilities previously recorded on our consolidated balance sheets. Beginning on January 1, 2019, our consolidated financial statements are presented in accordance with the revised policies, while prior period amounts are not adjusted and continue to be reported in accordance with our historical policies. The modified retrospective transition method required the cumulative effect, if any, of initially applying the guidance to be recognized as an adjustment to our accumulated deficit as of our adoption date. There is no discount rate implicit in the Anguilla office operating lease agreement, so the Company estimated a 5% discount rate for the incremental borrowing rate for the lease as of the adoption date, January 1, 2019. There is no discount rate implicit in the license agreement, so the Company estimated a 12% discount rate for the incremental borrowing rate for the licenses as of the adoption date, January 1, 2019.

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

KIDOZ INC. and subsidiaries

(Previously "Shoal Games Ltd.")

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2019 and 2018

15. Right-of-use assets: (Continued)

Additionally, we elected to not separate lease and non-lease components for all of our leases. For leases with a term of 12 months or less, our current offices, we elected the short-term lease exemption, which allowed us to not recognize right-of-use assets or lease liabilities for qualifying leases existing at transition and new leases we may enter into in the future, as there is significant uncertainty on whether the leases will be renewed.

The right-of-use assets as at December 31, 2019, is summarized as follows:

2019

Initial recognition of operating lease right-of-use assets	$76,557
Capitalization of operating lease right-of-use assets	125,474
Capitalization of additional license leases	5,299
Amortization of operating lease right-of use assets	(72,416)
Balance as at December 31, 2019	$134,914

The operating lease as at December 31, 2019, is summarized as follows:

As at December 31, 2019	Operating lease
	Office lease	Brand licenses	Total
2020	$31,021	$1,973	$32,994
2021	32,142	-	32,142
2022	33,263	-	33,263
2023	34,384	-	34,384
2024	7,916	-	7,916
Total lease payments	$138,726	$1,973	$140,699
Less: Interest	(13,066)	(18)	(13,084)
Present value of lease liabilities	$125,660	$1,955	$127,615

Amounts recognized on the balance sheet
Current lease liabilities	$23,760	$1,955	$25,715
Long-term lease liabilities	101,900	-	101,900
Total lease payments	$125,660	$1,955	$127,615

2019

Initial recognition of operating lease liabilities	$81,856
Operating lease liability incurred during the year	125,474
Payments on operating lease liabilities	(79,715)
Balance as at December 31, 2019	127,615
Less: current portion	(25,715)
Operating lease liabilities - non-current portion as at December 31, 2019	$101,900

KIDOZ INC. and subsidiaries

(Previously "Shoal Games Ltd.")

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2019 and 2018

15. Right-of-use assets: (Continued)

As of December 31, 2019, the ROU assets of $134,914 are included in non-current assets on the balance sheet, and lease liabilities of $127,615 are included in current liabilities and non-current liabilities on the balance sheet.

16. Related party transactions:

The Company has a liability of $33,000 (2018 - $nil) to a company owned by a current director and officer of the Company for payment of consulting fees of $142,000 (2018 - $132,000) by the current director and officer of the Company.

The Company has a liability of $9 (2018 - $nil) to a current director and officer of the Company for expenses incurred.

The Company has a liability of $267 (2018 - $1,647) to a current director and officer of the Company for expenses incurred.

The Company has a liability of $19,779 (2018 - $nil) to a company owned by a current director and officer of the Company for payment of consulting fees of $76,729 (2018 - $77,310) by the current director and officer of the Company.

The Company has a liability of $22,500 (2018 - $nil) to a company owned by a current director and officer of the Company for payment of consulting fees of $100,000 (2018 - $90,000) by the current director and officer of the Company.

The Company has a liability of $30,974 (2018 - $nil) to a current director and officer of the Company for payroll and bonuses.

The Company has a liability of $5,500 (2018 - $1,500), to independent directors of the Company for payment of consulting fees. During the year ended December 31, 2019, the Company paid $9,500 (2018 - $4,500) to the independent directors in director fees.

The Company has a liability of $91 (2018 - $7,317), to an officer of the Company for payment of consulting fees and expenses incurred of $148,434 (2018 - $109,079) by the officer of the Company.

The Company has a liability of $nil (2018 - $nil), to an officer of the Company for payment of consulting fees and expenses incurred of $103,465 (2018 - $nil) by the officer of the Company.

The Company has promissory notes totaling $nil (2018 - $nil), including interest, from shareholders holding more than 10% of the Company. The interest on the notes are 2% per annum, calculated and compounded annually and paid annually. During the year ended December 31, 2018, these promissory notes were settled through a warrant exercise for 1,200,000 shares, in a non-cash transaction.

During the year ended December 31, 2018, the directors and shareholders holding more than 10% of the Company's shares subscribed for 1,200,000 units totaling CAD$540,000 ($408,102)

KIDOZ INC. and subsidiaries

(Previously "Shoal Games Ltd.")

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2019 and 2018

16. Related party transactions: (Continued)

in the private placement.

During the year ended December 31, 2018, the Company granted 700,000 (2018 - 125,000) options with an exercise price of CAD$0.54 (approximately $0.42) for fiscal 2018 per share and 275,000 (2018 - nil) with an exercise price of $0.50 for fiscal 2018, to related parties.

The Company expensed $479 (2018 - $281,492) in stock-based compensation for these options granted to related parties.

The Company has a receivable of $nil (2018 - $2,305) from a company of which a previous director of the Company is a director.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

17. Segmented information:

The Company operates in reportable business segments, the sale of Ad tech advertising and content revenue, including the sale of in-app purchases on Trophy Bingo and Garfield's Bingo; the premium purchase for Rooplay Originals and recurring subscription revenues from Rooplay and Kidoz OS and the sale of licenses of Kidoz OS.

The Company had the following revenue by geographical region.

	2019	2018
Ad tech advertising revenue
Western Europe	$1,007,357	$-
North America	2,752,955	-
Other	68,602	-

Total ad tech advertising revenue	$3,828,914	$-

Content revenue
Western Europe	$104,741	$14,976
Central, Eastern and Southern Europe	175,387	864
North America	326,598	73,618
Other	81,739	17,520

Total content revenue	$688,465	$106,978

Total revenue
Western Europe	$1,112,098	$14,976
Central, Eastern and Southern Europe	175,387	864
North America	3,079,553	73,618
Other	150,341	17,520
Total revenue	$4,517,379	$106,978

KIDOZ INC. and subsidiaries

(Previously "Shoal Games Ltd.")

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2019 and 2018

17. Segmented information: (Continued)

Equipment

The Company's equipment is located as follows:

Net Book Value	2019	2018

Anguilla	$245	$368
Canada	11,061	12,911
Israel	13,892	-
United Kingdom	1,984	2,976
Total equipment	$27,182	$16,255

18. General administration

      General and administrative expenses were as follows:

	2019	2018

Professional fees	$209,857	$59,115
Rental	93,371	28,287
Other general and administrative expenses	223,686	183,875
Total general and administrative expenses	$526,914	$271,277

19. Concentrations:

      Major customers

During the year ended December 31, 2019, the Company sold Ad tech revenue and during the year ended December 31, 2019 and 2018, the Company sold subscriptions on its site Rooplay and sold in-app purchases on its social bingo sites, Trophy Bingo and Garfield's Bingo and premium purchases of Rooplay Originals. During the year ended December 31, 2019, the Company had revenues of $2,846,897 from one customer (December 31, 2018 -  zero customers) which was more than 10% of the total revenue. The Company is reliant on the Google App, iOS App and Amazon App Stores to provide a content platform for Rooplay, Trophy Bingo and Garfield's Bingo to be played thereon and certain advertising agencies for the Ad tech revenue.

20. Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash and cash equivalents with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company currently maintains a substantial portion of its day-to-day operating cash and long-term cash equivalents balances at financial institutions.  At December 31, 2019, the Company had total cash of $1,005,624 (2018 - $641,536) at financial institutions, where $661,741 (2018 - $489,235) is in excess of federally insured limits.

KIDOZ INC. and subsidiaries

(Previously "Shoal Games Ltd.")

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2019 and 2018

20. Concentrations of credit risk: (Continued)

The Company has concentrations of credit risk with respect to accounts receivable, the majority of its accounts receivable are concentrated geographically in the United States amongst a small number of customers.

As of December 31, 2019, the Company had one customer, totaling $1,430,646 who accounted for greater than 10% of the total accounts receivable. As of December 31, 2018, the Company had three customers, totaling $8,814 who accounted for greater than 10% of the total accounts receivable.

The Company controls credit risk through monitoring procedures and receiving prepayments of cash for services rendered.  The Company performs credit evaluations of its customers but generally does not require collateral to secure accounts receivable.

21. Subsequent event:

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, potentially leading to an economic downturn. It has also disrupted the normal operations of many businesses, including the Company's. In early March 2020, the Company employees commenced working from home and commenced social distancing. This outbreak could decrease spending, adversely affect demand for the Company's product and harm the Company's business and results of operations. It is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company's business or results of operations at this time.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 4, 2010, we engaged Davidson & Company LLP, as its independent registered public accounting firm, to audit our financial statements. The decision to engage Davidson & Company LLP was approved by our Board of Directors at a Board meeting called for such purpose.

There have not been any changes in or disagreements with accountants for the years ended December 31, 2019 and 2018.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)        Management's responsibility

Our management acknowledges its responsibility for establishing and maintaining adequate internal control over financial reporting of the Company.

(b)        Evaluation of disclosure controls and procedures.

Our management, including the Executive Chairman, Chief Executive Officers and the Chief Financial Officer, evaluated the disclosure controls and procedures of the Company within 90 days prior to the date of this report, and found them to be operating efficiently and effectively to ensure that information required to be disclosed by us under the general rules and regulations promulgated under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified by rules and regulations of the SEC.

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

Our management evaluated of the effectiveness of the Company's design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(f), based on the framework set forth in the Internal Control-Integrated Framework (1992) issued by the by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, we believe that, as of December 31, 2019, the Company's internal control over financial reporting is effective under the COSO framework.

(c)        Changes in internal controls.

There were no significant changes in our internal controls or other factors that could significantly affect our internal controls during the year ended December 31, 2019, and to the date of filing this annual report.

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers as at December 31, 2019, are as follows:

Name	Age	Position	Audit Committee	Governance Committee	Compensation Committee
T. M. Williams	79	Executive Chairman
J. M. Williams	44	Co- Chief Executive Officer		X
E. Ben Tora	49	Co- Chief Executive Officer
F. Curtis	55	Non Executive Director	X	X*	X
C. Kalborg	58	Non Executive Director	X*	X	X
J. Mandelbaum	53	Non Executive Director			X
M. David	54	Non Executive Director	X		X*
H. W. Bromley	49	Chief Financial Officer

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

Mr. J. M. Williams has served as Vice President, Business Development and Marketing Director from September 2001 until June 16, 2011. Mr. J.M. Williams has been a director since July 26, 2007.  Since June 16, 2011, Mr. J. M. Williams has served as the President and Chief Executive Officer until the acquisition of Kidoz Ltd. Since the acquisition of Kidoz Ltd. he has served as Co- Chief Executive Officer.  Prior to his employment with Kidoz Inc., he was a Business Analyst with Blue Zone Inc. (a technology company) and RBC Dominion Securities. Mr. J. M. Williams has a bachelor of Commerce degree from the University of Victoria and a Masters of Business Administration degree, specializing in strategic marketing, from the University of Warwick.  Mr. J. M. Williams is the son of Mr. T. M. Williams, the Company's Executive Chairman.

Mr. E. Ben Tora has served as Co-Chief Executive Officer following the acquisition by the Company of Kidoz Ltd. Mr. E. Ben Tora was a Co-founder of Kidoz Ltd. and has served as Chief Revenue Officer and Chief Executive Officer since June 2013. Previously he served as General Manager and Chief Product officer at Bluesnap (formerly Plimus), which was acquired by Great Hill Partners in 2011. Mr. E. Ben Tora holds a bachelor degree in management and communication from the College of management in Tel Aviv. Mr. E. Ben Tora is a serial  entrepreneur & senior executive in venture-backed and public Internet companies, both early and growth stage, bringing extensive experience in operating and scaling tech companies.

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

Mr. J. Mandelbaum is a General Partner at Nili Capital, a lower middle market cross border Private Equity firm. Prior to Nili Mr. J. Mandelbaum was an Executive in Residence at Battery Ventures, a global $7 billion investment firm. Prior to Battery Ventures, Mr. J. Mandelbaum was the CEO of Perion Network Ltd., where he grew the business from $29 million to over $300 million in revenue with 15% EBITDA margins in 7 years. During his tenure, Perion acquired seven companies and opened up / managed operations in 10 countries (UK, France, Spain, Germany, Italy, Argentina, US, Canada, Israel and India). Prior to Perion, Mr. J. Mandelbaum was the CEO of American Greetings' Digital and Media Division for 11 years, during which he grew revenues from $10 million to close to $200 million with 20% EBITDA margins. During his tenure Mr. J. Mandelbaum acquired ten companies and established global operations in 10+ countries. He has a BA from Yeshiva University and an MBA from Weatherhead School of Management at Case Western Reserve University.

Mr. M. David is the Chief Executive Officer of the TIBA, a global leader in Parking revenue systems. Since Mr. David joined TIBA in early 2016, the company has almost quadrupled its revenue and became the market leader in North America while maintaining high margins. Prior to TIBA, Mr. David founded several companies and served as an Executive and Board member in several more, including Kidoz Ltd., Mappo (a.k.a. Books on Map), NlightU, OzVision, TvPoint and Omnisys. Mr. David also served as deputy CEO managing Ness Technologies Inc. and as President of North America in Amdocs Limited, in both roles managing businesses of hundreds of millions of USD$ and thousands of employees around the globe. Mr. David started his career in the Israeli Airforce. He has a BA in Economics and Computer Science from Bar Ilan University in Israel, and an MBA Cum Laude from Boston University.

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

COMPOSITION OF OUR BOARD OF DIRECTORS

We currently have seven directors. All directors currently hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Our officers are appointed annually by the Board of Directors and hold office until their successors are appointed and qualified. Pursuant to the Company's by-laws, the number of directors shall be increased or decreased from time-to-time by resolution of the Board of Directors or the shareholders.

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

CODE OF ETHICS

On December 21, 2006, the Board of Directors of Kidoz Inc.  (the "Board") adopted a new Code of Business Conduct and Ethics (the "Code"), which applies to the Company's directors, officers and employees. The Code was adopted to further strengthen the Company's internal compliance program. The Code addresses among other things, honesty and integrity, fair dealing, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, and administration of the code. The code is available at the Company's website at http://investor.shoalgames.com/ under Corporate Governance. A copy of our Code of Ethics is available upon request at no charge to any shareholder.

DIRECTOR COMPENSATION

The Non Executive Directors receive a cash compensation for their services as members of the Board of Directors based on a compensation per meeting. During the year ended December 31, 2019, the Non Executive Directors collectively received compensation of $9,500 (Fiscal 2018 - $4,500). The Executive directors currently do not receive cash compensation for their services as members of the Board of Directors. In addition, both the Non Executive and the Executive Directors are reimbursed for expenses in connection with attendance at Board of Directors meetings and specific business meetings.  Directors are eligible to participate in our stock option plans. Option grants to directors are at the discretion of the Board of Directors acting upon the recommendation of the Compensation committee.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table describes the compensation we paid to our Co-Chief Executive Officers and directors (the "Named Executive Officer").

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-term Compensation
Name and Principal Position	Year	Fees	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options /	All Other Compensation
		$	$	$	$	SARs (#)	$
T.M. Williams -	2019	132,000	10,000	-	-	-	-
Executive	2018	132,000	-	-	-	175,000	-
Chairman (1)	2017	132,000	-	-	-	25,000	-
J. M. Williams	2019	166,729	10,000	-	-	-	-
Co-CEO (2)	2018	170,128	-	-	-	175,000	-
	2017	167,310	-	-	-	25,000	-
E. Ben Tora Co-CEO (3)	2019	114,359	125,000			-
H. W. Bromley	2019	138,434	10,000	-	-	-	-
CFO (4)	2018	109,079	-	-	-	175,000	-
	2017	93,078	-	-	-	25,000	-

(1) All of the compensation paid to the Named Executive Officer is paid to T.M. Williams (Row), Ltd. for the services of Mr. T. M. Williams.  See additional discussion in Employment Arrangements section of Item 11 of this report.

(2) All of the compensation paid to the Named Executive Officer is paid to LVA Media Inc. for the services of Mr. J. M. Williams as Co-CEO of the Company and Jayska Consulting Ltd for the marketing services of Mr. J. M. Williams.  See additional discussion in Employment Arrangements section of Item 11 of this report.

(3)  All of the compensation paid to the Named Executive Officer is paid to Mr. E. Ben Tora as an employee of Kidoz Ltd.

(4)  All of the compensation paid to the Named Executive Officer is paid to Bromley Accounting Services Ltd. for the services of Mr. H. W. Bromley.

OPTION GRANTS IN THE LAST FISCAL YEAR

There were no options granted in year ended December 31, 2019. During the year ended December 31, 2018, the Company granted 2,130,000 options, of which 710,000 options were fully vested, 5 year, options granted with an exercise price of CAD$0.54 (US$0.42), 1,275,000 options were fully vested, 5 year options granted with an exercise price of $0.50 and 145,000 options were vesting, 5 year options granted with an exercise price of CAD$0.54 (US$0.42) to employees and consultants.

During the year ended December 31, 2019, nil (2018 - nil) options were exercised. During the year ended December 31, 2019, 374,250 (2018 - 160,000) options were cancelled. Subsequent to the year ended December 31, 2019, a further 70,000 options were cancelled.

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

During the year ended December 31, 2014, the Company entered into an agreement with Jayska Consulting Ltd. and Mr. J. M. Williams, Chief Executive Officer of the Company for the provision of services of Mr. J. M. Williams as Marketing director of the Company. The Consulting agreement provides for a consultancy payment of GBP5,000 Sterling per month payable in arrears. In addition, during the year ended December 31, 2014, the Company entered into an agreement with LVA Media Inc. and Mr. J. M. Williams, for the provision of services of Mr. J. M. Williams as Chief Executive Officer of Kidoz Inc.  The Consulting agreement provides for a consultancy payment equaling of

2.5% of the monthly social bingo business with a minimum of $7,500 and a maximum of $25,000 per month.

Mr. E. Ben Tora is an employee of Kidoz Ltd.

During the year ended December 31, 2012, the Company entered into a management consulting agreement with Bromley Accounting Services Limited for the services of Mr. H. W. Bromley as the Chief Financial Officer.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of April 22, 2020, by:

-     each person known by us to beneficially own 5% or more of our outstanding common stock;

-     each of our directors;

-     each of the Named Executive Officers; and

-     all of our directors and Named Executive Officers as a group.

In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or direct the disposition of such security. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or debentures held by that person that are currently exercisable or convertible or exercisable or convertible within 60 days of April 22, 2020, are deemed outstanding.

Percentage of beneficial ownership is based upon 131,124,989  shares of common stock outstanding at April 22, 2020.. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
T. M. Williams Suite 4501 1011 West Cordova Street Vancouver, BC V6C 0B2 Canada	16,815,316	(1)	12.52%

J. M. Williams Flat 16 Bridgewater square London, EC2Y 8AG United Kingdom	1,208.200	(2)	0.90%

E. Ben Tora Haomanut 12, Poleg Industrial Park PO BOX 8517 Netanya, Israel	5,214,965	(3)	3.88%

F. Curtis Ard Na Mara, Box 1127 Anguilla, B.W. I.	350,000	(4)	0.26%

C. Kalborg Tattbyvagen 11 Saltsjobaden Sweden	300,000	(5)	0.22%

J. Mandelbaum Haomanut 12, Poleg Industrial Park PO BOX 8517 Netanya, Israel	490,499	(6)	0.37%

M. David Haomanut 12, Poleg Industrial Park PO BOX 8517 Netanya, Israel	543,379	(7)	0.40%

H. W. Bromley 3851 Edgemont Boulevard North Vancouver BC, V7R 2P9 Canada	675,000	(8)	0.51%

All directors and Named Executive Officers as a group (8 persons)	24,390,367		19.06%

Pendinas Limited Ballacarrick, Pooilvaaish Road Castletown, IM9 4PJ Isle of Man	27,839,464	(9)	20.73%

Wydler Global Equity Fund Claridenstrasse 20 Zurich, 8002 Switzertland	12,200,000	(10)	9.09%

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
Ordan Enterprises Ltd. (c/o Aryeh Mergi, RTCapital) 54 Ehad Haam Street Tel Aviv, 6520216, Israel	8,670,807	(11)	6.61%

Gai Havkin 14 Hahadas Street Hadera, 38246, Israel	8,156,590	(12)	6.22%

Lool Ventures Limited Partnership 2 Tushiya Street Tel Aviv, 6721802, Israel	7,946,755	(13)	6.06%

Norma Investment Ltd. 4/1 Sadovnicheskaya Street,115035 Moscow, Russia	7,700,752	(14)	5.87%

(1)  Includes 16,515,316 shares held directly by Mr. T. M. Williams and 300,000 shares of common stock that may be issued upon the exercise of 300,000 stock purchase options with an exercise price of CAD$0.54 (approximately US$0.42) per share.

(2)   Includes, 908,200 shares held directly by Mr. J. M. Williams and 300,000 shares of common stock that may be issued upon the exercise of 300,000 stock purchase options with an exercise price of CAD$0.54 (approximately US$0.42) per share.

(3)   Includes 5,214,965 shares held directly by Mr. E. Ben Tora.

(4)  Includes 50,000 shares held directly by Ms. F. Curtis and 300,000 shares of common stock that may be issued upon the exercise of 300,000 stock purchase options with an exercise price of CAD$0.54 (approximately US$0.42) per share.

(5)   Includes 300,000 shares of common stock that may be issued upon the exercise of 300,000 stock purchase options with an exercise price of CAD$0.54 (approximately US$0.42) per share.

(6)   Includes 490,499 shares held directly by Mr. J. Mandelbaum.

(7)   Includes 543,379 shares held directly by Mr. M. David.

(8)  Includes, 375,000 shares held directly by Mr. H. W. Bromley and 300,000 shares of common stock that may be issued upon the exercise of 300,000 stock purchase options with an exercise price of CAD$0.54 (approximately US$0.42) per share.

(9)   Includes 27,839,464 shares held directly by Pendinas Ltd., a company wholly owned by Mr. G. R. Williams. Mr. G. R. Williams is not related to Mr. T. M. Williams nor Mr. J. M. Williams.

(10)  Includes 12,200,000 shares held directly by Wydler Global Equity Fund.

(11)  Includes 8,670,807 shares held directly by Ordan Enterprises Ltd.

(12)  Includes 8,156,590 shares held directly by Gai Havkin.

(13)  Includes 7,946,755 shares held directly by Lool Ventures Limited Partnership.

(14)  Includes 7,700,752 shares held directly by Norma Investment Limited.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has a liability of $33,000 (2018 - $nil) to a company owned by a current director and officer of the Company for payment of consulting fees of $142,000 (2018 - $132,000) by the current director and officer of the Company.

The Company has a liability of $9 (2018 - $nil) to a current director and officer of the Company for expenses incurred.

The Company has a liability of $267 (2018 - $1,647) to a current director and officer of the Company for expenses incurred.

The Company has a liability of $19,779 (2018 - $nil) to a company owned by a current director and officer of the Company for payment of consulting fees of $76,729 (2018 - $77,310) by the current director and officer of the Company.

The Company has a liability of $22,500 (2018 - $nil) to a company owned by a current director and officer of the Company for payment of consulting fees of $100,000 (2018 - $90,000) by the current director and officer of the Company.

The Company has a liability of $30,974 (2018 - $nil) to a current director and officer of the Company for payroll and bonuses.

The Company has a liability of $5,500 (2018 - $1,500), to independent directors of the Company for payment of consulting fees. During the year ended December 31, 2019, the Company paid $9,500 (2018 - $4,500) to the independent directors in director fees.

The Company has a liability of $91 (2018 - $7,317), to an officer of the Company for payment of consulting fees and expenses incurred of $148,434 (2018 - $109,079) by the officer of the Company.

The Company has a liability of $nil (2018 - $nil), to an officer of the Company for payment of consulting fees and expenses incurred of $103,465 (2018 - $nil) by the officer of the Company.

The Company has promissory notes totaling $nil (2018 - $nil), including interest, from shareholders holding more than 10% of the Company. The interest on the notes are 2% per annum, calculated and compounded annually and paid annually. During the year ended December 31, 2018, these promissory notes were settled through a warrant exercise for 1,200,000 shares, in a non-cash transaction.

During the year ended December 31, 2018, the directors and shareholders holding more than 10% of the Company's shares subscribed for 1,200,000 units totaling CAD$540,000 ($408,102) in the private placement.

During the year ended December 31, 2018, the Company granted 700,000 (2018 - 125,000) options with an exercise price of CAD$0.54 (approximately $0.42) for fiscal 2018 per share and 275,000 (2018 - nil) with an exercise price of $0.50 for fiscal 2018, to related parties. The Company expensed $479 (2018 - $281,492) in stock-based compensation for these options granted to related parties.

The Company has a receivable of $nil (2018 - $2,305) from a company of which a previous director of the Company is a director.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended December 31, 2019, the Company incurred fees of $68,642 (2018 - $43,352) from the principal accountant during fiscal 2019 -  Davidson & Company LLP, $68,642 of these fees related to audit fees (2018 - $43,352).

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

KIDOZ INC.

(previously Shoal Games Ltd.)

By:       /s/ J. M. Williams

J. M. Williams

Co-Chief Executive Officer

By:       /s/ E. Ben Tora

E. Ben Tora

Co-Chief Executive Officer

Date:    April 22, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By:       /s/ J. M. Williams                      Co-Chief Executive Officer                   April 22, 2020

J. M. Williams

By:       /s/ E. Ben Tora                         Co-Chief Executive Officer                   April 22, 2020

E. Ben Tora

By:       /s/ H. W. Bromley                     Chief Financial Officer                          April 22, 2020

H. W. Bromley                        (Principal Financial and

Principal Accounting Officer)

EXHIBIT 31.1

CERTIFICATIONS

I, J. M. Williams, certify that:

1.   I have reviewed this annual report on Form 10-K of Kidoz Inc. (previously Shoal Games Ltd.);

2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Kidoz Inc. (previously Shoal Games Ltd.) as of, and for, the periods presented in this annual report;

4.  Kidoz Inc. (previously Shoal Games Ltd.)'s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(c)   Evaluated the effectiveness of Kidoz Inc. (previously Shoal Games Ltd.)'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of December 31, 2019, covered by this annual report based on such evaluation; and

(d)   Disclosed in this report any change Kidoz Inc. (previously Shoal Games Ltd.)'s internal control over financial reporting that occurred during Kidoz Inc. (previously Shoal Games Ltd.)'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Kidoz Inc. (previously Shoal Games Ltd.)'s internal control over financial reporting; and

5.  Kidoz Inc. (previously Shoal Games Ltd.)'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Kidoz Inc. (previously Shoal Games Ltd.)'s auditors and the audit committee of Kidoz Inc. (previously Shoal Games Ltd.)'s  board of directors (or persons performing the equivalent functions):

(a)   All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Kidoz Inc. (previously Shoal Games Ltd.)'s ability to record, process, summarize and report financial information; and

(b)   Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Signed :            /s/ J. M. Williams                                                                      Date : April 22, 2020

J. M. Williams,

Co-Chief Executive Officer,

EXHIBIT 31.2

CERTIFICATIONS

I, E. Ben Tora, certify that:

  I have reviewed this annual report on Form 10-K of Kidoz Inc. (previously Shoal Games Ltd.);

2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Kidoz Inc. (previously Shoal Games Ltd.) as of, and for, the periods presented in this annual report;

4.  Kidoz Inc. (previously Shoal Games Ltd.)'s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(c)   Evaluated the effectiveness of Kidoz Inc. (previously Shoal Games Ltd.)'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of December 31, 2019, covered by this annual report based on such evaluation; and

(d)   Disclosed in this report any change Kidoz Inc. (previously Shoal Games Ltd.)'s internal control over financial reporting that occurred during Kidoz Inc. (previously Shoal Games Ltd.)'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Kidoz Inc. (previously Shoal Games Ltd.)'s internal control over financial reporting; and

5.  Kidoz Inc. (previously Shoal Games Ltd.)'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Kidoz Inc. (previously Shoal Games Ltd.)'s auditors and the audit committee of Kidoz Inc. (previously Shoal Games Ltd.)'s  board of directors (or persons performing the equivalent functions):

(a)   All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Kidoz Inc. (previously Shoal Games Ltd.)'s ability to record, process, summarize and report financial information; and

(b)   Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Signed :            /s/ E. Ben Tora                                                              Date : April 22, 2020

E. Ben Tora,

Co-Chief Executive Officer,

EXHIBIT 31.3

CERTIFICATIONS

I, H. W. Bromley, certify that:

  I have reviewed this annual report on Form 10-K of Kidoz Inc. (previously Shoal Games Ltd.);

2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Kidoz Inc. (previously Shoal Games Ltd.) as of, and for, the periods presented in this annual report;

4.  Kidoz Inc. (previously Shoal Games Ltd.)'s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(c)   Evaluated the effectiveness of Kidoz Inc. (previously Shoal Games Ltd.)'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of December 31, 2019, covered by this annual report based on such evaluation; and

(d)   Disclosed in this report any change Kidoz Inc. (previously Shoal Games Ltd.)'s internal control over financial reporting that occurred during Kidoz Inc. (previously Shoal Games Ltd.)'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Kidoz Inc. (previously Shoal Games Ltd.)'s internal control over financial reporting; and

5.  Kidoz Inc. (previously Shoal Games Ltd.)'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Kidoz Inc. (previously Shoal Games Ltd.)'s auditors and the audit committee of Kidoz Inc. (previously Shoal Games Ltd.)'s board of directors (or persons performing the equivalent functions):

(a)   All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Kidoz Inc. (previously Shoal Games Ltd.)'s ability to record, process, summarize and report financial information; and

(b)   Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Signed : /s/ H. W. Bromley                                                                   Date : April 22, 2020

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Kidoz Inc. (previously Shoal Games Ltd.). (the "Company") on Form 10-K for the period ended December 31, 2019, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                            /s/ J. M. Williams

                                                            J. M. Williams

                                                            Co-Chief Executive Officer

                                                                        April 22, 2020

A signed original of this written statement required by Section 906 has been provided to Kidoz Inc. (previously Shoal Games Ltd.) and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Kidoz Inc. (previously Shoal Games Ltd.). (the "Company") on Form 10-K for the period ended December 31, 2019, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, E. Ben Tora, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        April 22, 2020

A signed original of this written statement required by Section 906 has been provided to Kidoz Inc. (previously Shoal Games Ltd.) and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.3

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Kidoz Inc. (previously Shoal Games Ltd.). (the "Company") on Form 10-K for the period ended December 31, 2019, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        April 22, 2020

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
31.1

Certificate of Co-Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated April 22, 2020.

31.2

Certificate of Co-Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated April 22, 2020.

31.3	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated April 22, 2020.
32.1

Certification from the Co-Chief Executive Officer of Kidoz Inc. (previously Shoal Games Ltd.).  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 22, 2020.

32.2

Certification from the Co-Chief Executive Officer of Kidoz Inc. (previously Shoal Games Ltd.).  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 22, 2020.

32.3

Certification from the Chief Financial Officer of Kidoz Inc. (previously Shoal Games Ltd.).  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 22, 2020.

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