Form 10-Q
period 2020-03-31
KIDOZ INC.
filed 2020-06-01
CIK 1318482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

                                                                        Emerging growth company         [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes [  ]       No  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer's common stock, no par value per share, was 131,124,989 as of May 28, 2019.

KIDOZ INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2020

PART I - FINANCIAL INFORMATION

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Consolidated Balance Sheets

(Unaudited)

As at	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash	$545,512	$967,212
Accounts receivable, less allowance for doubtful accounts $52,912 (2019 - $53,708) (Note 4)	2,081,477	2,392,778
Prepaid expenses	111,087	109,914
Total Current Assets	2,738,076	3,469,904

Equipment (Note 5)	24,869	27,182
Goodwill (Note 7)	3,301,439	3,301,439
Intangible assets (Note 6)	2,668,044	2,807,062
Long term cash equivalent	35,282	38,412
Operating lease right-of-use assets (Note 11)	128,210	134,914
Security deposit	7,098	7,727

Total Assets	$8,903,018	$9,786,640

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$392,524	$851,866
Accrued liabilities	317,372	287,698
Accounts payable and accrued liabilities - related party (Note 12)	77,736	112,120
Operating lease liabilities - current portion (Note 11)	22,898	25,715
Total Current Liabilities	810,530	1,277,399

Operating lease liabilities - non current portion (Note 11)	88,530	101,900
Total Liabilities	899,060	1,379,299

Commitments (Note 10)
Subsequent events (Note 16)

Stockholders' Equity (Note 9):
Common stock, no par value, unlimited shares authorized, 131,124,989 shares issued and outstanding (December 31, 2019 - 131,124,989)	48,935,754	48,935,213
Accumulated deficit	(40,956,376)	(40,552,452)
Accumulated other comprehensive income: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	8,003,958	8,407,341

Total Liabilities and Stockholders' Equity	$8,903,018	$9,786,640

See accompanying notes to the consolidated financial statements.

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Operations and Comprehensive Loss

For Periods Ended March 31, 2020 and 2019

(Unaudited)

	2020	2019

Revenue:
Ad tech advertising revenue	$895,555	$230,862
Content revenue	88,424	75,094
Total revenue	983,979	305,956

Cost of sales:	539,804	177,961
Total cost of sales	539,804	177,961

Gross profit	444,175	127,995

Operating expenses:
Amortization of operating lease right-of-use assets (Note11)	15,372	12,560
Acquisition of subsidiary (Note 3)	-	195,063
Depreciation and amortization (Notes 5 & 6)	141,331	1,748
Directors fees	2,500	1,000
General and administrative	143,255	105,928
Salaries, wages, consultants and benefits	136,240	288,663
Selling and marketing	115,707	86,352
Stock-based compensation (Note 9)	541	4,980
Content and software development (Note 8)	284,723	241,897
Total operating expenses	839,669	938,191

Loss before other income (expense) and income taxes	(395,494)	(810,196)

Other income (expense):
Foreign exchange loss	(8,704)	(16,162)
Interest and other income	274	54

Loss before income taxes	(403,924)	(826,304)

Income tax expense	-	-
Loss after tax	(403,924)	(826,304)

Other comprehensive income (loss)	-	-

Comprehensive loss	$(403,924)	$(826,304)

Basic and diluted loss per common share	$(0.00)	$(0.01)

Weighted average common shares outstanding, basic	131,124,989	90,909,789
Weighted average common shares outstanding, diluted	131,124,989	90,909,789

See accompanying notes to the consolidated financial statements.

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Stockholders' Equity

For the periods ended March 31, 2020 and 2019

(Unaudited)

	Three-Month period Ended March 31, 2020
	Common stock			Accumulated Other Comprehensive income
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2019	131,124,989	$48,935,213	($40,552,452)	$ 24,580	$8,407,341

Stock-based compensation	-	541	-	-	541
Net loss and comprehensive loss	-	-	(403,924)	-	(403,924)
Balance, March 31, 2020	131,124,989	$48,935,754	$ (40,956,376)	$ 24,580	$8,003,958

	Three-Month period Ended March 31, 2019
	Common stock			Accumulated Other Comprehensive income
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2018	73,674,703	$26,552,468	$ (25,898,220)	$ 24,580	$678,828

Acquisition of subsidiary	52,450,286	20,603,655			20,603,655
Private placement	5,000,000	2,000,000	-	-	2,000,000
Share issuance costs	-	(236,800)	-	-	(236,800)
Stock-based compensation	-	4,980	-	-	4,980
Net loss and comprehensive loss	-	-	(826,304)	-	(826,304)

Balance, March 31, 2019	131,124,989	$48,924,303	$ (26,724,524)	$ 24,580	$22,224,359

See accompanying notes to the consolidated financial statements.

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Cash Flows

For the three month periods ended March 31, 2020 and 2019

(Unaudited)

	2020		2019
Cash flows from operating activities:
Net loss	$(403,924)		$(826,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	141,331		1,748
Amortization of operating lease right-of-use assets	15,372		12,560
Stock-based compensation	541		4,980

Changes in operating assets and liabilities:
Accounts receivable	311,301		22,047
Prepaid expenses	(1,173)		(15,629)
Accounts payable and accrued liabilities	(464,052)		215,325
Net cash used in operating activities	(400,604)		(585,273)

Cash flows from investing activities:
Acquisition of equipment	-		(1,847)
Acquisition of subsidiary	-		183,264
Long-term cash equivalent	3,130		-
Payments on right-of-use assets	(8,668)		(12,560)
Security deposits	629		(10,713)
Net cash provided by (used in) investing activities	(4,909)		158,144

Cash flows from financing activities:
Private placement, net	-		1,763,200
Payments on operating lease liabilities	(16,187)		-
Repayment of short-term loan	-		(146,522)
Net cash provided by (used in) financing activities	(16,187)		1,616,678

Change in cash	(421,700)		1,189,549

Cash, beginning of period	967,212		641,536
Cash, end of period	$545,512		$1,831,085

Supplementary information:
Interest paid	$-		$(1,346)
Income taxes recovery	$-		$-
		$
Non-cash investing activity - operating lease right-of-use assets	$-		$(53,060)
Non-cash investing activity - operating lease liabilities	$-		$53,060

See accompanying notes to the consolidated financial statements.

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2020 and 2019

(Unaudited)

1.         Basis of Presentation:

The accompanying unaudited financial statements have been prepared by Kidoz Inc. ("the Company") in conformity with accounting principles generally accepted in the United States of America ("US GAAP") applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations.  In the opinion of management, the unaudited interim consolidated financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented.  All adjustments are of a normal recurring nature, except as otherwise noted below.  These unaudited interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2019, included in the Company's Annual Report on Form 10-K, filed April 22, 2020, with the Securities and Exchange Commission.  The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Continuing operations

These unaudited interim consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses from operations for the quarters ended March 31, 2020 and 2019, and has an accumulated deficit of $40,956,376 as at March 31, 2020.  These material uncertainties raise substantial doubt about the Company's ability to continue as a going concern.

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

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2020 and 2019

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

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2020 and 2019

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

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

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2020 and 2019

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(c)  Revenue recognition: (Continued)

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

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2020 and 2019

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(c)  Revenue recognition: (Continued)

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

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2020 and 2019

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(c)  Revenue recognition: (Continued)

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

Three Months ended March 31, 2020 and 2019

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(e) Software Development Costs: (Continued)

As at March 31, 2020 and December 31, 2019, all capitalized software development costs have been fully amortized and the Company has no capitalized software development costs.

Total software development costs were $8,015,574 as at March 31, 2020 (December 31, 2019 - $7,730,851).

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

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2020 and 2019

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

(i) Impairment of long-lived assets and long-lived assets to be disposed of:

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

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2020 and 2019

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(j)   Goodwill :

The Company accounts for goodwill in accordance with the provisions of ASC 350, Intangibles-Goodwill and Others. Goodwill is the excess of the purchase price over the fair value of identifiable assets acquired, less liabilities assumed, in a business combination. The Company reviews goodwill for impairment. Goodwill is not amortized but is evaluated on a qualitative or a quantitative assessment, for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The  goodwill impairment test is used to identify both the existence of impairment and the amount of impairment loss, and compares the fair value of a reporting unit with its carrying amount and is based on discounted future cash flows, and a market approach, based on market multiples applied to free cash flow. The determination of the fair value of our reporting units requires management to make significant estimates and assumptions including the selection of control premiums, discount rates, terminal growth rates, forecasts of revenue and expense growth rates, income tax rates, changes in working capital, depreciation, amortization and capital expenditures. Changes in assumptions concerning future financial results, exogenous market conditions, or other underlying assumptions could have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

(k)  New accounting pronouncements and changes in accounting policy:

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

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2020 and 2019

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(k)  New accounting pronouncements and changes in accounting policy: (Continued)

The guidance requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The Update also modified the accounting for available-for-sale ("AFS") debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments - Credit Losses - Available-for-Sale Debt Securities. Credit losses relating to AFS debt securities will be recorded through an allowance for credit losses.

The codification improvements in ASU 2019-04 clarify that an entity should include recoveries when estimating the allowance for credit losses. The amendments specify that expected recoveries of amounts previously written off and expected to be written off should be included in the valuation account and should not exceed the aggregate of amounts previously written off and expected to be written off by the entity. In addition, for collateral dependent financial assets, the amendments clarify that an allowance for credit losses that is added to the amortized cost basis of the financial asset(s) should not exceed amounts previously written off. The amendment also clarifies FASB's intent to include all reinsurance recoverables that are within the scope of Topic 944 to be within the scope of Subtopic 326-20, regardless of the measurement basis of those recoverables. The Company adopted ASU 2016-13 as of January 1, 2020 and ASU 2016-13 has not had a material impact on the consolidated financial position or results of operations.

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

The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. ASU 2017-04 should be adopted on a prospective basis. The Company adopted ASU 2017-04 as of January 1, 2020 and ASU 2017-04

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2020 and 2019

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(k)  New accounting pronouncements and changes in accounting policy: (Continued)

 has not had a material impact on the consolidated financial position or results of operations.

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement: Disclosure Framework (Topic 840) - Changes to the Disclosure Requirements for Fair Value Measurement", which will improve the effectiveness of disclosure requirements for recurring and nonrecurring Level 1, Level 2 and Level 3 instruments in the fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted ASU 2018-13 as of January 1, 2020 and ASU 2018-13 has not had a material impact on the consolidated financial position or results of operations and liquidity.

In August 2018, the FASB issued ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires implementation costs in a hosting arrangement that is a service contract to be capitalized consistent with the rules in ASC 350-40, Intangibles-Goodwill and Other-Internal-Use Software. This aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Costs incurred during the application development stage are to be capitalized and expensed according to their nature, while costs incurred during the preliminary project and post- implementation stages are to be expensed. This ASU also contains guidance with regard to the amortization period, impairment and presentation within the financial statements. The ASU is required to be adopted by the Company during 2020, however early adoption is allowed in an interim period before then and may be applied retrospectively or prospectively to applicable costs on the Company's consolidated financial statements. The Company adopted ASU 2018-15 as of January 1, 2020 and ASU 2018-15 has not had a material impact on the consolidated financial position or results of operations and liquidity.

In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842) ("ASU 2019-01"), Codification Improvements , which aligned the new leases guidance with existing guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers. As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply. However, if there has been a significant lapse of time between when the underlying asset is acquired and when the lease commences, the definition of  fair value  (in ASC 820, Fair Value Measurement) should be applied. More importantly, the ASU also exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard. This standard is effective for fiscal years beginning after December 15, 2019. Early adoption is allowed. The Company adopted ASU 2019-01 as of

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2020 and 2019

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(k)  New accounting pronouncements and changes in accounting policy: (Continued)

January 1, 2020 and ASU 2019-01 has not had a material impact on the consolidated financial position or results of operations and liquidity.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326) ("ASU 2019-05"). ASU 2019-05 provides entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments - Overall, applied on an instrument-by-instrument basis for eligible instruments. ASU 2019-05 is effective for the Company's financial statements for annual and interim periods beginning on or after December 15, 2019. In November 2019, FASB issued ASU 2019 -10 Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and leases (Topic 842). ASU 2019 -10 extended the effectiveness of Topic 326 for smaller reporting companies until fiscal years beginning after December 31, 2020. Early adoption is permitted.  The Company adopted ASU 2019-05 as of January 1, 2020 and ASU 2019-05 has not had a material impact on the consolidated financial position or results of operations and liquidity.

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

In addition to other narrow technical improvements, the ASU also reinforces existing guidance that prohibits organizations from recording negative allowances for available-for-sale debt securities. The ASU includes effective dates and transition requirements that vary depending on whether or not an entity has already adopted ASU 2016-13. The Company adopted ASU 2019-11 as of January 1, 2020 and ASU 2019-11 has not had a material impact on the consolidated financial position or results of operations and liquidity.

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes". The ASU is expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2020 and 2019

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(k)  New accounting pronouncements and changes in accounting policy: (Continued)

period) and improving financial statement preparers' application of certain income tax-related guidance.  This ASU is part of the FASB's simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects. This new guidance includes several provisions to simplify the accounting for income taxes. The standard removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation, and calculating income taxes in interim periods. This standard is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption of this standard is permitted. The Company does not expect the adoption of this guidance will have a material impact on the Company's financial position, results of operations and liquidity.

In January 2020, the FASB issued ASU 2020-01, "Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815." The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this guidance will have a material impact on the Company's financial position, results of operations and liquidity.

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

There have been no other recent accounting standards, or changes in accounting standards, during the period ended March 31, 2020, as compared to the recent accounting standards described in the Annual Report, that are of material significance, or have potential material significance, to us.

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2020 and 2019

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(l)    Financial instruments and fair value measurements:

(i)  Fair values:

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on measurement date. The Company classifies assets and liabilities recorded at fair value under the fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. The fair value measurements are classified under the following hierarchy:

Level 1-Observable inputs that reflect quoted market prices (unadjusted) for identical assets and liabilities in active markets;

Level 2-Observable inputs, other than quoted market prices, that are either directly or indirectly observable in the marketplace for identical or similar assets and liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities; and

Level 3-Unobservable inputs that are supported by little or no market activity that are significant to the fair value of assets or liabilities.

When available, we use quoted market prices to determine fair value, and we classify such measurements within Level 1.  In some cases where market prices are not available, we make use of observable market based inputs to calculate fair value, in which case the measurements are classified within Level 2.  If quoted or observable market prices are not available, fair value is based upon valuations in which one or more significant inputs are unobservable, including internally developed models that use, where possible, current market-based parameters such as interest rates, yield curves and currency rates.  These measurements are classified within Level 3.

Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation.  A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable.

Fair value measurement includes the consideration of nonperformance risk.  Nonperformance risk refers to the risk that an obligation (either by a counterparty) will not be fulfilled.  For financial assets traded in an active market (Level 1 and certain Level 2), the nonperformance risk is included in the market price.  For certain other financial assets and liabilities (certain Level 2 and Level 3), our fair value calculations have been adjusted accordingly.

The fair value of accounts receivable, accounts payable, accrued liabilities, and accounts payable and accrued liabilities - related party approximate their financial statement carrying

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2020 and 2019

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(l)    Financial instruments and fair value measurements: (Continued)

amounts due to the short-term maturities of these instruments and are therefore carried at historical cost basis.

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

Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset. The Company's cash and long-term cash equivalents were measured using Level 1 inputs. Stock-based compensation was measured using Level 2 inputs. Goodwill impairment was measured using Level 3 inputs.

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

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2020 and 2019

(Unaudited)

3.    Acquisition of Kidoz Ltd. : (Continued)

The Company has estimated the following assets and liabilities were acquired with the acquisition of Kidoz Ltd.

Cash	$183,264
Accounts receivable	1,417,546
Prepaid expenses	35,179
Equipment	14,873
Accounts payable and accrued liabilities	(466,219)
Short term loan	(278,063)
Deferred tax liability	(752,205)
Intangible assets	3,270,456
Goodwill	17,178,824

$20,603,655

4.    Accounts Receivable:

The accounts receivable as at March 31, 2020, is summarized as follows:

	March 31, 2020	December 31, 2019
Accounts receivable	$2,134,389	$2,446,486
Expected credit losses	(52,912)	(53,708)

Net accounts receivable	$2,081,477	$2,392,778

The Company had bank accounts with the National Bank of Anguilla. During the year ended December 31, 2016, the National Bank of Anguilla filed for chapter 11 protection. The Company expensed the balance on account of $27,666 in fiscal 2016 as a doubtful debt. Additionally, the Company has a doubtful debt provision of $25,245 for existing accounts receivable.

5. Equipment

March 31, 2020	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$143,333	$125,217	$18,116
Furniture and fixtures	14,787	8,034	6,753
	$158,120	$133,251	$24,869

December 31, 2019	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$143,333	$123,123	$20,210
Furniture and fixtures	14,787	7,815	6,972
	$158,120	$130,938	$27,182

Depreciation expense was $2,313 (March 31, 2019 - $1,748) for the quarter ended March 31, 2020.

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2020 and 2019

(Unaudited)

6. Intangible assets

March 31, 2020	Cost	Accumulated depreciation	Net book Value

Ad Tech technology	$1,877,415	$406,773	$1,470,642
Kidoz OS technology	31,006	11,197	19,809
Customer relationship	1,362,035	184,442	1,177,593
	$3,270,456	$602,412	$2,668,044

December 31, 2019	Cost	Accumulated amortization	Net book Value

Ad Tech technology	$1,877,415	$312,902	$1,564,513
Kidoz OS technology	31,006	8,613	22,393
Customer relationship	1,362,035	141,879	1,220,156
	$3,270,456	$463,394	$2,807,062

Amortization expense was $139,018 (March 31, 2019 - $nil) for the quarter ended March 31, 2020.

7.    Goodwill

The changes in the carrying amount of goodwill for the periods ended March 31, 2020, and 2019 were as follows:

	March 31, 2020	December 31, 2019
Goodwill, balance at beginning of period	$3,301,439	$-
Acquisition of Kidoz Ltd. (Note 3)	-	17,178,824
Impairment of goodwill	-	(13,877,385)

Goodwill, balance at end of period	$3,301,439	$3,301,439

The Company's annual goodwill impairment analysis performed during the fourth quarter of fiscal 2019 included a quantitative analysis of Kidoz Ltd. reporting unit. The Company classified these fair value measurements as Level 3. The Company performed a discounted cash flow analysis and market multiple analysis for Kidoz Ltd. These discounted cash flow models included management assumptions for expected sales growth, margin expansion, operational leverage, capital expenditures, and overall operational forecasts. The market multiple analysis included historical and projected performance, market capitalization, volatility, and multiples for industry peers and exogenous current market conditions. These analyses led to the conclusion that the fair value of these reporting units was less than their carrying values by an amount that exceeded the carrying value of goodwill. Accordingly, during the year ended December 31, 2019, the Company recognized impairment of $13,877,385 to the carrying value of the goodwill.

8. Content and software development assets:

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

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2020 and 2019

(Unaudited)

8. Content and software development assets: (Continued)

During the period ended March 31, 2020, the Company has expensed the development costs of all its technology as incurred and has expensed the following software development costs.

	March 31, 2020	March 31, 2019
Opening total development costs	$7,730,851	$6,716,810

Development during the period	284,723	241,897
Closing total development costs	$8,015,574	$6,958,707

|9.    Stockholders' Equity:

The holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company's ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.  The Company's common stock has no par value per common stock.

(a)   Common stock issuances:

There have not been any shares issued during the quarter ended March 31, 2020.

During the period ended March 31, 2019, the Company closed a TSX Venture Exchange approved private placement financing totaling $2,000,000. The private placement consisted of 5,000,000 common shares priced at $0.40 per share. Pursuant to the private placement the Company paid a commission of $200,000 and incurred share issuance expense of $36,800.

During the period ended March 31, 2019, the Company issued 52,450,286 shares for total consideration of $20,603,655 in the acquisition of all the issued and outstanding ordinary and preferred shares in the capital stock of Kidoz Ltd., a company incorporated under the laws of the State of Israel. (Note 3)

(b)        Stock option plans:

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

During the quarter ended March 31, 2020, 70,000 options were cancelled unexercised and no options were granted or exercised.

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2020 and 2019

(Unaudited)

9.    Stockholders' Equity: (Continued)

(b)        Stock option plans: (Continued)

As at March 31, 2020, there were a total of 3,130,750 stock options (December 31, 2019 - 3,200,750) outstanding. Of the options outstanding at March 31, 2020, a total of 3,049,050 (December 31, 2019 - 3,065,000) were fully vested and a total of 81,700 (December 31, 2019 - 135,750) were issued where 10% vests at the grant date, 15% one year following the grant date and 2% per month starting 13 months after the grant date.

	Number of options	Weighted average exercise price
Outstanding, December 31, 2019	3,200,750	$0.45

Granted	-	-
Exercised	-	-
Cancelled	(70,000)	(0.42)

Outstanding March 31, 2020	3,130,750	$0.45

The aggregate intrinsic value for options as of March 31, 2020 was $nil (December 31, 2019 - $nil).

The following table summarizes information concerning outstanding and exercisable stock options at March 31, 2020:

Range of exercise prices per share	Number outstanding	Number exercisable	Expiry date
$ 0.42	620,000	620,000	December 20, 2021
0.42	522,750	427,250	November 8, 2022
0.42	713,000	713,000	June 4, 2023
0.50	1,275,000	1,275,000	June 4, 2023
	3,130,750	3,035,250

The Company recorded stock-based compensation of $541 on the options granted and vested (March 31, 2019 - $4,980) and as per the Black-Scholes option-pricing model, with a weighted average fair value per option of $0.29 (2019 - $0.29).

10. Commitments:

The Company leases office facilities in Vancouver, British Columbia, Canada, The Valley, Anguilla, British West Indies and Netanya, Israel. These office facilities are leased under operating lease agreements.

During the quarter ended March 31, 2019, the Company signed a five year lease for a facility in Vancouver, Canada, commencing April 1, 2019 and ending March 2024. This facility comprises approximately 1,459 square feet.  The Company accounts for the lease in accordance with ASU 2016-02 (Topic 842) and has recognized a right-of-use asset and operating lease liability.

The Netanya, Israel operating lease expired on July 14, 2017 but unless 3 month's notice is given it automatically renews for a future 12 months until notice is given. During the year ended

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2020 and 2019

(Unaudited)

10. Commitments: (Continued)

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

The minimum lease payments under these operating leases are approximately as follows:

2020	$59,795
2021	40,245
2022	41,275
2023	42,304
2024	10,640

The Company paid rent expense totaling $25,873 for the quarter ended March 31, 2020 (March 31, 2019 - $8,188).

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

As at March 31, 2020, the Company had a number of renewable license commitments with large brands, including, Garfield, Moomins, Mr. Men and Little Miss, Mr. Bean, Peter Rabbit, and the Winx club.

As at March 31, 2020, there are no further commitments to pay minimum guarantee payments for royalties on the revenue from the licenses.

The Company expensed the minimum guarantee payments over the life of the agreement and recognized license expense of $16,882 (March 31, 2019 - $9,416) for the quarter ended March 31, 2020.

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2020 and 2019

(Unaudited)

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

The right-of-use assets are summarized as follows:

	March 31, 2020	December 31, 2019

Opening balance for the period	$134,914	$-
Initial recognition of operating lease right-of-use assets	-	76,557
Capitalization of operating lease right-of-use assets	-	125,474
Capitalization of additional license leases	8,668	5,299
Amortization of operating lease right-of use assets	(15,372)	(72,416)
Closing balance for the period	$128,210	$134,914

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2020 and 2019

(Unaudited)

11. Right of Use assets: (Continued)

The operating lease as at March 31, 2020, is summarized as follows:

As at March 31, 2020	Operating lease
Office lease
2020	$21,747
2021	29,768
2022	30,798
2023	31,827
2024	7,272
Total lease payments	$121,412
Less: Interest	(9,984)
Present value of lease liabilities	$111,428

	March 31, 2020	December 31, 2019

Opening balance for the period	$127,615	$-
Initial recognition of operating lease liabilities	-	81,856
Operating lease liability incurred during the period	-	125,474
Payments on operating lease liabilities	(16,187)	(79,715)
Closing balance for the period	111,428	127,615
Less: current portion	(22,898)	(25,715)
Operating lease liabilities - non-current portion as at end of period	$88,530	$101,900

12. Related Party Transactions:

The Company has a liability of $11,000 (December 31, 2019 - $33,000) to a company owned by a current director and officer of the Company for payment of consulting services rendered of $33,000 (March 31, 2019 - $43,000) by the current director and officer of the Company.

The Company has an asset of $nil (December 31, 2019 - $9) to a current director and officer of the Company for expenses incurred.

The Company has a liability of $nil (December 31, 2019  - $267) to a current director and officer of the Company for expenses incurred.

The Company has a liability of $6,169 (December 31, 2019 - $19,779) to a company owned by a current director and officer of the Company for payment of consulting services rendered of $18,900 (March 31, 2019 - $19,533) by the current director and officer of the Company.

The Company has a liability of $7,500 (December 31, 2019 - $22,500) to a company owned by a current director and officer of the Company for payment of consulting services rendered of $22,500 (March 31, 2019 - $32,500) by the current director and officer of the Company.

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2020 and 2019

(Unaudited)

12. Related Party Transactions: (Continued)

The Company has a liability of $7,300 (December 31, 2019 - $30,974) to a current director and officer of the Company for payroll.

The Company has a liability of $7,000 (December 31, 2019 - $5,500), to independent directors of the Company for payment of directors' fees. During the quarter ended March 31, 2020, the Company accrued $2,500 (March 31, 2019 - $1,000) to the independent directors in director fees.

The Company has a liability of $38,767 (December 31, 2019 - $91), to an officer of the Company for payment of consulting services rendered and expenses incurred of $40,014 (March 31, 2019 - $42,928) by the officer of the Company.

The Company has a liability of $nil (December 31, 2019 - $nil), to an officer of the Company for payment of consulting fees and expenses incurred of $28,379 (March 31, 2019 - $18,842) by the officer of the Company.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

13. Segmented information:

Revenue

The Company operates in reportable business segments, the sale of Ad tech advertising and content revenue.

The Company had the following revenue by geographical region.

	Three Months ended March 31, 2020	Three Months ended March 31, 2019
Ad tech advertising revenue
Western Europe	$334,441	$-
North America	508,994	230,862
Other	52,120	-

Total ad tech advertising revenue	$895,555	$230,862

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2020 and 2019

(Unaudited)

13. Segmented information: (Continued)

	Three Months ended March 31, 2020	Three Months ended March 31, 2019
Content revenue
Western Europe	$26,420	$2,630
Central, Eastern and Southern Europe	32,545	49,100
North America	18,604	18,494
Other	10,855	4,870

Total content revenue	$88,424	$75,094

Total revenue
Western Europe	$360,861	$2,630
Central, Eastern and Southern Europe	32,545	49,100
North America	527,598	249,356
Other	62,975	4,870
Total revenue	$983,979	$305,956

Equipment

The Company's equipment is located as follows:

Net Book Value	March 31, 2020	December 31, 2019
Anguilla	$225	$245
Canada	10,166	11,061
Israel	12,659	13,892
United Kingdom	1,819	1,984
	$24,869	$27,182

14.       Concentrations:

Major customers

During the quarter ended March 31, 2020 and 2019, the Company sold Ad tech revenue and content revenue including subscriptions on its site Rooplay, in-app purchases on its social bingo sites, Trophy Bingo and Garfield's Bingo and Rooplay Originals. During the quarter ended March 31, 2020, the Company had three customers: $341,920, $122,908 and $114,914 (March 31, 2019 - one customer: $23,292) who purchased more than 10% of the total revenue. The Company is reliant on the Google App, iOS App and Amazon App Stores to provide a content platform for Rooplay, Trophy Bingo and Garfield's Bingo to be played thereon and certain advertising agencies for the Ad tech revenue.

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2020 and 2019

(Unaudited)

15.  Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions. At March 31, 2020, the Company had total cash and cash equivalents balances of $580,794 (December 31, 2019 - $1,005,624) at financial institutions, where $369,553 (December 31, 2019 - $661,741) is in excess of federally insured limits.

The Company has concentrations of credit risk with respect to accounts receivable, the majority of its accounts receivable are concentrated geographically in the United States amongst a small number of customers.

As of March 31, 2020, the Company had one customer, totaling $1,207,506 who accounted for greater than 10% of the total accounts receivable. As of December 31, 2019, the Company had one customer, totaling $1,430,646 who accounted for greater than 10% of the total accounts receivable.

The Company controls credit risk through monitoring procedures and receiving prepayments of cash for services rendered.  The Company performs credit evaluations of its customers but generally does not require collateral to secure accounts receivable.

16.  Subsequent events:

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

Subsequent to the quarter ended March 31, 2020, the Company was granted a loan of $28,226 (CAD$40,000) under the Canada Emergency Business Account (CEBA) loan program for small businesses. The CEBA loan program is one of the many incentives the Canadian Government put in place in response to COVID-19. The loan is interest free and a quarter of the loan  $7,057 (CAD$10,000) is eligible for complete forgiveness if $21,170 (CAD$30,000) is fully repaid on or before December 31, 2022. If the loan cannot be repaid by December 31, 2022, it can be converted into a 3-year term loan charging an interest rate of 5%.

ITEM 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis or Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below.  Kidoz Inc's (the "Company", "we", or "us") actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and the Management Discussion and Analysis or plan of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

FORWARD LOOKING STATEMENTS

All statements contained in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference, as well as statements made in press releases and oral statements that may be made by us or by officers, directors or employees acting on our behalf, that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Readers should consider statements that include the terms "believe," "belief," "expect," "plan," "anticipate," "intend" or the like to be uncertain and forward-looking. In addition, all statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin, anticipated expense levels and liquidity and capital resources, constitute forward-looking statements. Particular attention should be paid to the facts of our limited operating history, the unpredictability of our future revenues, our need for and the availability of capital resources, the evolving nature of our business model, and the risks associated with systems development, management of growth and business expansion.  Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear.  Readers should consider the risks more fully described in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Toronto Venture Stock Exchange on SEDAR and the Securities and Exchange Commission (the "SEC") and should not place undue reliance on any forward-looking statements.

OVERVIEW

KIDOZ Inc. (TSXV:KIDZ)  (the "Company") is a kid-tech software developer and owner of the leading mobile KidSafe advertising network (www.KIDOZ.net), the KIDOZ Kid-Mode Operating System, the Kidoz publisher SDK, the Rooplay edu-games platform (www.rooplay.com), and the Rooplay Originals games library.  We help create a free and safe Internet for children, by enabling content producers to monetize their apps and video with safe, relevant, and fun ads.  Our commitment to children's privacy and safety has created one of the fastest growing mobile networks in the world.

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

In 2019, Kidoz secured a leadership position in the market amongst app developers and the segment is only beginning to develop as new rules and stricter regulations are being enacted and enforced by Google, Apple, and governments around the world who are demanding privacy and safety for children online.  The Kidoz KidSafe ad technology is now installed in more than 3,800 different apps, making it the most popular child focused mobile solution in the market.  Our Safe Ad Network offers publishers a unique technology and monetization solution that every app with kids traffic can use to compliantly monetize their content.

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

If a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off. Although the Company believes that its approach to estimates and judgments as described herein is reasonable, actual results could differ and the Company may be exposed to increases or decreases in revenue that could be material. As at March 31, 2020 and 2019, all capitalized software development costs have been fully amortized and the Company has no capitalized software development costs.

Total software development costs were $8,015,574 as at March 31, 2020 (December 31, 2018 - $7,730,851).

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

RESULTS OF OPERATIONS

            Revenue

Total revenue, net of platform fees (to Apple, Google and Amazon) and withholding taxes, for the quarter ended March 31, 2020, increased to $983,979, an increase from revenue of $305,956 for first quarter of 2019. Ad Tech advertising revenue increased to $895,555 for the quarter ended March 31, 2020, an increase from ad tech advertising revenue of $230,862 in the first quarter of 2019. Content revenue increased to $88,424 for the quarter ended March 31, 2020, an increase from revenue of $75,094 in the first quarter of 2019. The increase in total revenue compared to the first quarter of fiscal 2019 is due to acquisition of Kidoz Ltd and the strong demand for kid safe advertising generated by the introduction of strong regulations worldwide.

            Selling and marketing expenses

Selling and marketing expenses were $115,705 for the quarter ended March 31, 2020, an increase of 34% over expenses of $86,352 in the first quarter of fiscal 2019. This increase in sales and marketing expenses in the quarter ended March 31, 2020, compared to the first quarter of fiscal 2019 is due to the acquisition of Kidoz Ltd. in the quarter ended March 31, 2019.  Selling and marketing expenses principally include sales staff and the publishing services and user acquisition costs to acquire players.

We expect to incur increased sales and marketing expenses to employ sales staff to selling the Ad tech advertising revenue and to grow the Ad tech advertising revenue and to bring new players to Rooplay; our Rooplay Originals; and our bingo games.   There can be no assurances that these expenditures will result in increased traffic or significant additional revenue.

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our offices, legal and professional fees, and other general corporate and office expenses. General and administrative expenses increased to $143,255 for the quarter ended March 31, 2020, an increase of 35% from costs of $105,928 for the first quarter of fiscal 2019. The increase in general and administrative expenses compared to the first quarter of fiscal 2019, is due to the acquisition of Kidoz Ltd.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants, and benefits decreased to $136,240 for the quarter ended March 31, 2020, a decrease of 53% compared to salaries, wages, consultants, and benefits of $288,663 in the first quarter of 2019. This decrease compared to the first quarter of fiscal 2019, is due to the synergies incurred with the acquisition of Kidoz Ltd.

Depreciation and amortization

Intangible assets are amortized using a straight-line method over three to eight years.  These intangible assets include customer lists, the technology for Kidoz OS and the software development kits (SDK) for advertising platform. These intangible assets are as result of the acquisition of Kidoz Ltd. The amortization for the quarter ended March 31, 2020, was $139,018.

Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years. Depreciation and amortization increased to $2,313 during the quarter ended March 31, 2020, an increase over costs of $1,748 during the same quarter in the prior year. This increase in depreciation and amortization compared to the first of fiscal 2019, is due to the acquisition of Kidoz Ltd. and acquisitions of equipment.

Content and software development

The Company does not capitalize its development costs. The Company expensed $284,723 in content and software development costs during the quarter ended March 31, 2020, an increase of 17% compared to content and software development costs of $241,897 expensed during the first quarter of fiscal 2019. The increase compared to the first quarter of fiscal 2019, is due to the acquisition of Kidoz Ltd and the increase in the production of playable ads.

Stock-based compensation expense

During the quarter ended March 31, 2020, the Company incurred non-cash stock compensation expenses of $541 from the issuance of stock options granted in the third quarter of fiscal 2018, a decrease compared to stock-based compensation expense $4,980 in the first quarter of fiscal 2019.  This decrease compared to the first quarter of fiscal 2019 is due to cancellation of stock options due reduced staff levels.  The options are issued to consultants and employees as per the Companies 2015 Stock Option Plan.

              Acquisition of subsidiary

During the quarter ended March 31, 2019, the Company acquired Kidoz Ltd. and incurred finder's fee of $130,000 and legal expenses of $65,063.

            Net loss and loss per share

The net loss after taxation for the quarter ended March 31, 2020, amounted to ($403,924), a loss of ($0.00) per share, compared to a net loss of ($826,304) or ($0.01) per share in the quarter ended March 31, 2019.  This decrease in total loss for the quarter compared to the first quarter of fiscal 2019 is due to an increase in revenue as a result of the acquisition of Kidoz Ltd.

Earnings before interest; depreciation and amortization; stock-based compensation and impairment of goodwill ("EBITDA") for the period ended March 31, 2020, amounted to ($246,954), compared to EBITDA of ($612,007) in the period ended March 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $545,512 and working capital of $1,927,546 at March 31, 2020. This compares to cash of $967,212 and working capital of $2,192,505 at December 31, 2019.

During the quarter ended March 31, 2020, we used cash of ($400,604) in operating activities compared to cash used in operating activities of ($585,273) in the same period in the prior year.

During the quarter ended March 31, 2020, we used cash of ($4,909) in investing activities compared to cash provided by investing activities of $158,144 in the same period in the prior year.

Net cash used by financing activities was ($16,187) in the quarter ended March 31, 2020. This compares to cash generating financing activity of $1,616,678 in the same period in the prior year.  The cash generated by financing activity in the first quarter of fiscal 2019 is due to the cash raised from a private placement.

Our future capital requirements will depend on a number of factors, including the revenues from the Ad tech business; the revenues from the Kidoz OS license fees; the revenues from the content platforms and games; the costs associated with the further development of the Ad tech advertising business, the further development of the content platform including, Rooplay; Rooplay Originals; Shoal.js; Garfield's Bingo and Trophy Bingo; the cost of sales and marketing of the Ad tech business, the Kidoz OS license fees and player acquisition costs for Rooplay; Rooplay Originals; Garfield's Bingo and Trophy Bingo, the development of new products, the acquisition of new companies and the success of Rooplay; Rooplay Originals; Garfield's Bingo and Trophy Bingo.

ITEM 4           Controls and Procedures

(a)        Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2020. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2020, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings

We are not currently a party to any legal proceeding and was not a party to any other legal proceeding during the quarter ended March 31, 2020. We are currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2020.

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
31.1

Certificate of Co-Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 28, 2020.

31.2

Certificate of Co-Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 28, 2020.

31.3	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 28, 2020.
32.1	Certification from the Co-Chief Executive Officer of Kidoz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 28, 2020.
32.2	Certification from the Co-Chief Executive Officer of Kidoz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 28, 2020.
32.3	Certification from the Chief Financial Officer of Kidoz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 28, 2020.

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

(g) Previously filed with the Company's report on Form 8-K on March 12, 2019.

Reports on Form 8-K.

During the quarter ended March 31, 2020, the Company filed a Form 8-K applying for a 45 day extension to file its annual report on Form 10-K, for the fiscal year ended December 31, 2019, based on the Securities and Exchange Commission Order Under Section 36 Of The Securities Exchange Act Of 1934 Granting Exemptions From Specified Provisions Of The Exchange Act And Certain Rules set forth in Release No. 34-88318, issued March 4, 2020, which authorizes the Commission to exempt, either conditionally or unconditionally, any person, security or transaction, or any class or classes of persons, securities, or transactions, from any provision or provisions of the Exchange Act or any rule or regulation thereunder, to the extent that such exemption is necessary or appropriate in the public interest, and is consistent with the protection of investors.

Reports Subsequent to the quarter ended March 31, 2020.

Subsequent to the quarter ended March 31, 2020, the Company filed a Form 8-K applying for an extension of 45 days to file its Quarterly report on Form 10-Q, for the first quarter of fiscal 2020 ended March 31, 2020, based on the Securities and Exchange Commission Order Under Section 36 Of The Securities Exchange Act Of 1934 modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies set forth in Release No. 34-88465, issued March 25, 2020. The order modifies the exemptions from certain provisions of Section 36 of the Exchange Act and the rules thereunder related to the reporting requirements for certain public companies to cover filings due on or before July 1, 2020, is appropriate in the public interest and consistent with the protection of investors. The Company will delay the filing of it's quarterly Report on Form 10-Q, originally due Friday, May 15, 2020.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 28, 2020	KIDOZ INC.
(Registrant)
Date:	May 28, 2020	/S/ J.M. Williams
J. M. Williams, Co-Chief Executive Officer (Principal Executive Officer)
Date:	May 28, 2020	/S/ E. Ben Tora
E. Ben Tora, Co -Chief Executive Officer (Principal Executive Officer)
Date:	May 28, 2020	/S/ H. W. Bromley
H.W. Bromley, Chief Financial Officer (Principal Accounting Officer)

EXHIBIT 31.1

CERTIFICATIONS

I, J. M. Williams, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Kidoz Inc. ;

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

4.   Kidoz Inc.'s  other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Kidoz Inc. , including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)  Evaluated the effectiveness of Kidoz Inc.'s  disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of March 31, 2020, covered by this quarterly report based on such evaluation; and

(d)  Disclosed in this report any change in Kidoz Inc.'s  internal control over financial reporting that occurred during Kidoz Inc.'s  most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Kidoz Inc.'s  internal control over financial reporting; and

5.   Kidoz Inc.'s  other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Kidoz Inc.'s  auditors and the audit committee Kidoz Inc.'s  board of directors (or persons performing the equivalent functions):

(a)   All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Kidoz Inc.'s  ability to record, process, summarize and report financial information; and

(b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Signed:  /S/ J. M. Williams                                                                 Date: May 28, 2020

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

4.   Kidoz Inc.'s  other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Kidoz Inc. , including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)  Evaluated the effectiveness of Kidoz Inc.'s  disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of March 31, 2020, covered by this quarterly report based on such evaluation; and

(d)  Disclosed in this report any change in Kidoz Inc.'s  internal control over financial reporting that occurred during Kidoz Inc.'s  most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Kidoz Inc.'s  internal control over financial reporting; and

5.   Kidoz Inc.'s  other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Kidoz Inc.'s  auditors and the audit committee Kidoz Inc.'s  board of directors (or persons performing the equivalent functions):

(a)   All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Kidoz Inc.'s  ability to record, process, summarize and report financial information; and

(b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Signed:  /S/ E. Ben Tora                                                                      Date: May 28, 2020

E. Ben Tora,

Co- Chief Executive Officer

(Principal Executive Officer)

EXHIBIT 31.3

CERTIFICATIONS

I, H. W. Bromley, certify that:

  I have reviewed this quarterly report on Form 10-Q of Kidoz Inc. ;

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

4.   Kidoz Inc.'s  other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Kidoz Inc. , including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)  Evaluated the effectiveness of Kidoz Inc.'s  disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of March 31, 2020, covered by this quarterly report based on such evaluation; and

(d)  Disclosed in this report any change in Kidoz Inc.'s  internal control over financial reporting that occurred during Kidoz Inc.'s  most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Kidoz Inc.'s  internal control over financial reporting; and

5.   Kidoz Inc.'s  other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Kidoz Inc.'s  auditors and the audit committee Kidoz Inc.'s  board of directors (or persons performing the equivalent functions):

(a)   All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Kidoz Inc.'s  ability to record, process, summarize and report financial information; and

(b)   Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Signed:  /S/ H. W. Bromley                                                                                Date: May 28, 2020

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kidoz Inc.  (the "Company") on Form 10-Q for the period ended March 31, 2020, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. M. Williams, Co-Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

a)      The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

b)      The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                                        /S/ J.M. Williams

                                                            J. M. Williams

                                                            Co-Chief Executive Officer

                                                                        May 28, 2020

A signed original of this written statement required by Section 906 has been provided to Kidoz Inc.and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kidoz Inc.  (the "Company") on Form 10-Q for the period ended March 31, 2020, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, E. Ben Tora, Co-Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

c)      The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

d)      The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                                        /S/ E. Ben Tora

                                                            E. Ben Tora

                                                            Co-Chief Executive Officer

                                                                        May 28, 2020

A signed original of this written statement required by Section 906 has been provided to Kidoz Inc.and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.3

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kidoz Inc.  (the "Company") on Form 10-Q for the period ended March 31, 2020, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        May 28, 2020

A signed original of this written statement required by Section 906 has been provided to Kidoz Inc. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.