Form 10-K/A
period 2019-12-31
KIDOZ INC.
filed 2020-06-10
CIK 1318482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

Our common stock is quoted on the TSX Venture Exchange in Canada under the symbol "KIDZ" (previously "SGW"). The closing share price as of June 9, 2020, being CAD$0.345 (approximately US$0.26) per share under symbol KIDZ on the TSX Venture Exchange and is quoted on the Over the Counter Markets - The Venture Marketplace ("OTCQB") operated by OTC Markets Group Inc. (http://www.otcmarkets.com/) under the symbol "KDOZF and the aggregate market value of the voting and non-voting common equity held by non-affiliates is $16,148,646.

APPLICABLE ONLY TO CORPORATE REGISTRANTS Indicate the number of shares outstanding of the registrant's common stock, no par value per share, was 131,124,989 as of June 9, 2020.

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

EXPLANATORY NOTE FOR AMENDMENT NO. 1

Kidoz Inc. (the "Company") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2019, originally filed with the Securities and Exchange Commission (the "SEC") on April 22, 2020 (the "Original Filing"). This Amendment No. 1 does not reflect events occurring after April 22, 2020, the date of the filing of the Annual Report, or modify or update those disclosures that may have been affected by subsequent events.

The Registrant is filing this Amendment to include those disclosures required by the SEC's March 4, 2020 Order (Release No. 34-88318), as modified on March 25, 2020 (Release No. 34-88465) (the "SEC Order"). This Form 10-K/A is being filed in reliance on the SEC Order.

On March 4, 2020, the U.S. Securities and Exchange Commission (the "SEC") issued an order under Section 36 (Release No. 34-88318) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), granting exemptions from specified provisions of the Exchange Act and certain rules thereunder. On March 25, 2020, the order was modified and superseded by a new SEC order (Release No. 34-88465), which provides conditional relief to public companies that are unable to timely comply with their filing obligations as a result of the novel Coronavirus ("COVID- 19") outbreak (the "SEC Order"). The SEC Order provides that a registrant subject to the reporting requirements of Exchange Act Section 13(a) or 15(d), and any person required to make any filings with respect to such registrant, is exempt from any requirement to file or furnish materials with the Commission under Exchange Act Sections 13(a), 13(f), 13(g), 14(a), 14(c), 14(f), 15(d) and Regulations 13A, Regulation 13D-G (except for those provisions mandating the filing of Schedule 13D or amendments to Schedule 13D), 14A, 14C and 15D, and Exchange Act Rules 13f-1, and 14f-1, as applicable, if the following conditions are satisfied.

(a) The registrant or any person required to make any filings with respect to such a registrant is unable to meet a filing deadline due to circumstances related to COVID-19;

(b) Any registrant relying on this Order furnishes to the Commission a Form 8-K or, if eligible, a Form 6 by the later of March 16 or the original filing deadline of the report stating:

(1) that it is relying on this Order;

(2) a brief description of the reasons why it could not file such report, schedule or form on a timely basis;

(3) the estimated date by which the report, schedule, or form is expected to be filed;

(4) a company specific risk factor or factors explaining the impact, if material, of COVID-19 on its business; and

(5) if the reason the subject report cannot be filed timely relates to the inability of any person, other than the registrant, to furnish any required opinion, report or certification, the Form 8-K or Form 6-K shall have attached as an exhibit a statement signed by such person stating the specific reasons why such person is unable to furnish the required opinion, report or certification on or before the date such report must be filed.

(c) The registrant or any person required to make any filings with respect to such a registrant files with the Commission any report, schedule, or form required to be filed no later than 45 days after the original due date; and

(d) In any report, schedule or form filed by the applicable deadline pursuant to paragraph (c) above, the registrant or any person required to make any filings with respect to such a registrant must disclose that it is relying on this Order and state the reasons why it could not file such report, schedule or form on a timely basis.

As previously reported on Form 8-K filed on March 27, 2019 and on Form 8-K/A on May 29, 2020, the Company was unable to file its Form 10-K for the fiscal year ended December 31, 2019 by the original deadline, due to circumstances related to the COVID-19 pandemic.

On March 11, 2020, the Company took the decision that its employees will commence working from home so as to reduce the spread of COVID-19. The spread of Coronavirus related illness, such as COVID-19, within the offices of the Company or among its key employees, notwithstanding work-from-home arrangements, could severely impair the operational capabilities of the Company resulting in harm to the Company's business and its operating results.

The COVID-19 restrictions particularly in Israel, caused the Company significant disruptions in the following areas, 1) limited access to the Company's facilities and 2) the stay at home orders, all of which is resulting in limited support from our staff and professional advisors. This has, in turn, delayed the Company's ability to obtain all of the necessary financial records that it needs to permit the Company to prepare and complete its Form 10-K 2019 annual report in a timely manner.

In addition, as required by Rule 12b-15 and 13a-14 under the Exchange Act, the Company is including in this Amendment certifications from its Co-Chief Executive Officers and Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act as exhibits to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, this Amendment does not amend, modify or update disclosures in, or exhibits to, the Original Filing. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company's filings with the SEC subsequent to the Original Filing.

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

Date:    June 9, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By:       /s/ J. M. Williams                      Co-Chief Executive Officer                   June 9, 2020

J. M. Williams

By:       /s/ E. Ben Tora                         Co-Chief Executive Officer                   June 9, 2020

E. Ben Tora

By:       /s/ H. W. Bromley                    Chief Financial Officer                          June 9, 2020

H. W. Bromley                         (Principal Financial and

Principal Accounting Officer)

EXHIBIT 31.1

CERTIFICATIONS

I, J. M. Williams, certify that:

1.             I have reviewed this Amendment No. 2 to the Annual Report on Form 10-K of Kidoz Inc.; and

2.             Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Signed :            /s/ J. M. Williams                                                                      Date : June 9, 2020

J. M. Williams,

Co-Chief Executive Officer,

EXHIBIT 31.2

CERTIFICATIONS

I, E. Ben Tora, certify that:

1.             I have reviewed this Amendment No. 2 to the Annual Report on Form 10-K of Kidoz Inc.; and

2.             Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Signed :            /s/ E. Ben Tora                                                              Date : June 9, 2020

E. Ben Tora,

Co-Chief Executive Officer,

EXHIBIT 31.3

CERTIFICATIONS

I, H. W. Bromley, certify that:

1.             I have reviewed this Amendment No. 2 to the Annual Report on Form 10-K of Kidoz Inc.; and

2.             Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Signed : /s/ H. W. Bromley                                                                   Date : June 9, 2020

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT LIST

The following instruments are included as exhibits to this Report.  Exhibits incorporated by reference are so indicated.

Exhibit Number	Description
31.1

Certificate of Co-Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated June 9, 2020.

31.2

Certificate of Co-Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated June 9, 2020.

31.3	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated June 9, 2020.