Form 10-Q/A
period 2020-03-31
KIDOZ INC.
filed 2020-06-10
CIK 1318482

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

                                                                        Emerging growth company         [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes [  ]       No  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer's common stock, no par value per share, was 131,124,989 as of June 9, 2020.

EXPLANATORY NOTE FOR AMENDMENT NO. 1

Kidoz Inc. (the "Company") is filing this Amendment No. 1 on Form 10-Q/A (this "Amendment") to its Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2020, originally filed with the Securities and Exchange Commission (the "SEC") on June 1, 2020 (the "Original Filing"). The sole purpose of this Amendment No. 1 is to add this Explanatory Note which was inadvertently omitted from the Original Form 10-Q.

This Amendment No. 1 does not reflect events occurring after June 1, 2020, the date of the filing of the Quarterly Report, or modify or update those disclosures that may have been affected by subsequent events.

The Registrant is filing this Amendment to include those disclosures required by the SEC's March 4, 2020 Order (Release No. 34-88318), as modified on March 25, 2020 (Release No. 34-88465) (the "SEC Order"). This Form 10-Q/A is being filed in reliance on the SEC Order.

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

As previously reported on Form 8-K filed on May 14, 2020, and on Form 8-K/A on May 29, 2020, the Company was unable to file its Form 10-Q for the quarter ended March 31, 2020 by the original deadline, due to circumstances related to the COVID-19 pandemic.

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

The COVID-19 restrictions particularly in Israel, caused the Company significant disruptions in the following areas, 1) limited access to the Company's facilities and 2) the stay at home orders, all of which is resulting in limited support from our staff and professional advisors. This has, in turn, delayed the Company's ability to obtain all of the necessary financial records that it needs to permit the Company to prepare and complete its Form 10-Q Quarterly report in a timely manner.

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

31.3	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated June 9, 2020.
32.1	Certification from the Co-Chief Executive Officer of Kidoz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated June 9, 2020.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	June 9, 2020	KIDOZ INC.
(Registrant)
Date:	June 9, 2020	/S/ J.M. Williams
J. M. Williams, Co-Chief Executive Officer (Principal Executive Officer)
Date:	June 9, 2020	/S/ E. Ben Tora
E. Ben Tora, Co -Chief Executive Officer (Principal Executive Officer)
Date:	June 9, 2020	/S/ H. W. Bromley
H.W. Bromley, Chief Financial Officer (Principal Accounting Officer)

EXHIBIT 31.1

CERTIFICATIONS

I, J. M. Williams, certify that:

1.             I have reviewed this Amendment No. 1 to the Quarterly Report on Form 10-Q of Kidoz Inc.; and

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

Signed :            /s/ J. M. Williams                                                                      Date : June 9, 2020

J. M. Williams,

Co-Chief Executive Officer,

EXHIBIT 31.2

CERTIFICATIONS

I, E. Ben Tora, certify that:

1.             I have reviewed this Amendment No. 1 to the Quarterly Report on Form 10-Q of Kidoz Inc.; and

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

Signed :            /s/ E. Ben Tora                                                              Date : June 9, 2020

E. Ben Tora,

Co-Chief Executive Officer,

EXHIBIT 31.3

CERTIFICATIONS

I, H. W. Bromley, certify that:

1.             I have reviewed this Amendment No. 1 to the Quarterly Report on Form 10-Q of Kidoz Inc.; and

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