Form 10-Q
period 2020-06-30
KIDOZ INC.
filed 2020-08-13
CIK 1318482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

                                                                        Emerging growth company         [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes [  ]       No  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer's common stock, no par value per share, was 131,124,989 as of August 12, 2020.

KIDOZ INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2020

PART I - FINANCIAL INFORMATION

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Consolidated Balance Sheets

(Unaudited)

As at	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash	$1,115,332	$967,212
Accounts receivable, less allowance for doubtful accounts $53,633 (2019 - $53,708) (Note 4)	1,216,023	2,392,778
Prepaid expenses	77,618	109,914
Total Current Assets	2,408,973	3,469,904

Equipment (Note 5)	22,466	27,182
Goodwill (Note 7)	3,301,439	3,301,439
Intangible assets (Note 6)	2,529,026	2,807,062
Long term cash equivalent	37,206	38,412
Operating lease right-of-use assets (Note 13)	114,621	134,914
Security deposit	7,373	7,727

Total Assets	$8,421,104	$9,786,640

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$313,539	$851,866
Accrued liabilities	271,502	287,698
Accounts payable and accrued liabilities - related party (Note 14)	44,897	112,120
Operating lease liabilities - current portion (Note 13)	25,215	25,715
Total Current Liabilities	655,153	1,277,399

Government CEBA loan (Note 9)	29,321	-
Operating lease liabilities - non current portion (Note 13)	84,222	101,900
Total Liabilities	768,696	1,379,299

Commitments (Note 12)

Stockholders' Equity (Note 10):
Common stock, no par value, unlimited shares authorized, 131,124,989 shares issued and outstanding (December 31, 2019 - 131,124,989)	48,945,603	48,935,213
Accumulated deficit	(41,317,775)	(40,552,452)
Accumulated other comprehensive income: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	7,652,408	8,407,341

Total Liabilities and Stockholders' Equity	$8,421,104	$9,786,640

See accompanying notes to the consolidated financial statements.

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Operations and Comprehensive Loss

For Periods Ended June 30, 2020 and 2019

(Unaudited)

	Six Months ended June 30, 2020	Six Months ended June 30, 2019	Three Months ended June 30, 2020	Three Months ended June 30, 2019

Revenue:
Ad tech advertising revenue	$1,507,264	$809,914	$611,709	$579,052
Content revenue	213,542	314,328	125,118	239,234
Total revenue	1,720,806	1,124,242	736,827	818,286

Cost of sales:	950,862	752,285	411,058	574,324
Total cost of sales	950,862	752,285	411,058	574,324

Gross profit	769,944	371,957	325,769	243,962

Operating expenses:
Amortization of operating lease right-of- use assets (Note 13)	28,961	37,503	13,589	24,943
Acquisition of subsidiary (Note 3)	-	190,228	-	(4,835)
Depreciation and amortization (Notes 5 & 6)	282,752	6,559	141,421	4,811
Directors fees	5,000	4,500	2,500	3,500
General and administrative	249,823	280,905	106,568	174,977
Salaries, wages, consultants and benefits	236,852	432,947	100,612	144,284
Selling and marketing	193,099	181,991	77,392	95,639
Stock-based compensation (Note 10)	10,390	9,930	9,849	4,950
Content and software development (Note 8)	525,853	502,258	241,130	260,361
Total operating expenses	1,532,730	1,646,821	693,061	708,630

Loss before other income (expense) and income taxes	(762,786)	(1,274,864)	(367,292)	(464,668)

Other income (expense):
Foreign exchange (loss) gain	(3,328)	49,446	5,376	65,608
Interest and other income	791	818	517	764

Loss before income taxes	(765,323)	(1,224,600)	(361,399)	(398,296)

Income tax expense	-	-	-	-
Loss after tax	(765,323)	(1,224,600)	(361,399)	(398,296)

Other comprehensive income (loss)	-	-	-	-

Comprehensive loss	$(765,323)	(1,224,600)	(361,399)	(398,296)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic	131,124,989	111,128,481	131,124,989	131,124,989
Weighted average common shares outstanding, diluted	131,124,989	111,128,481	131,124,989	131,124,989

See accompanying notes to the consolidated financial statements.

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Stockholders' Equity

For the periods ended June 30, 2020 and 2019

(Unaudited)

	Six-Month period Ended June 30, 2020
	Common stock			Accumulated Other Comprehensive income
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2019	131,124,989	$48,935,213	$ (40,552,452)	$ 24,580	$8,407,341

Stock-based compensation	-	541	-	-	541
Net loss and comprehensive loss	-	-	(403,924)	-	(403,924)
Balance, March 31, 2020	131,124,989	$48,935,754	$ (40,956,376)	$ 24,580	$8,003,958

Stock-based compensation	-	9,849	-	-	9,849
Net loss and comprehensive loss	-	-	(361,399)	-	(361,399)
Balance, June 30, 2020	131,124,989	$48,945,603	$ (41,317,775)	$ 24,580	$7,652,408

	Six-Month period Ended June 30, 2019
	Common stock			Accumulated Other Comprehensive income
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2018	73,674,703	$26,552,468	$ (25,898,220)	$ 24,580	$678,828

Acquisition of subsidiary	52,450,286	20,603,655			20,603,655

Private placement	5,000,000	2,000,000	-	-	2,000,000

Share issuance costs	-	(236,800)	-	-	(236,800)

Stock-based compensation	-	4,980	-	-	4,980

Net loss and comprehensive loss	-	-	(826,304)	-	(826,304)
Balance, March 31, 2019	131,124,989	$48,924,303	$ (26,724,524)	$ 24,580	$22,224,359

Stock-based compensation	-	4,950	-	-	4,950

Net loss and comprehensive loss	-	-	(398,296)	-	(398,296)
Balance, June 30, 2019	131,124,989	$48,929,253	$ (27,122,820)	$ 24,580	$21,831,013

See accompanying notes to the consolidated financial statements.

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Cash Flows

For the six month periods ended June 30, 2020 and 2019

(Unaudited)

	2020		2019
Cash flows from operating activities:
Net loss	$(765,323)		$(1,224,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	282,752		6,559
Amortization of operating lease right-of-use assets	28,961		37,503
Stock-based compensation	10,390		9,930

Changes in operating assets and liabilities:
Accounts receivable	1,176,755		(83,067)
Prepaid expenses	32,296		(13,861)
Accounts payable and accrued liabilities	(621,746)		78,838
Net cash provided by (used in) operating activities	144,085		(1,188,698)

Cash flows from investing activities:
Acquisition of equipment	-		(27,007)
Acquisition of subsidiary	-		183,264
Long-term cash equivalent	1,206		-
Payments on right-of-use assets	(8,668)		(28,388)
Security deposits	354		(7,685)
Net cash (used in) provided by investing activities	(7,108)		120,184

Cash flows from financing activities:
Government CEBA loan	29,321		-
Private placement, net	-		1,763,200
Payments on operating lease liabilities	(18,178)		(9,115)
Repayment of short-term loan	-		(278,063)
Net cash generated by financing activities	11,143		1,476,022

Change in cash	148,120		407,508

Cash, beginning of period	967,212		641,536
Cash, end of period	$1,115,332		$1,049,044

Supplementary information:
Interest paid	$-		$(1,363)
Income taxes recovery	$-		$-
		$
Non-cash investing activity - operating lease right-of-use assets	$-		$(158,181)
Non-cash investing activity - operating lease liabilities	$-		$158,181

See accompanying notes to the consolidated financial statements.

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Six Months ended June 30, 2020 and 2019

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

Continuing operations

These unaudited interim consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses from operations for the quarters ended June 30, 2020 and 2019 and has an accumulated deficit of $41,317,775 as at June 30, 2020.  These material uncertainties raise substantial doubt about the Company's ability to continue as a going concern.

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

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, has led to an economic downturn. It has also disrupted the normal operations of many businesses, including the Company's. In early March 2020, the Company employees commenced working from home and commenced social distancing. This outbreak has decreased spending, adversely affecting demand for the Company's product and has harmed the Company's business and results of operation. It is not possible for

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Six Months ended June 30, 2020 and 2019

(Unaudited)

1.         Basis of Presentation: (Continued)

the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company's business or ability to raise funds.

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

Significant areas requiring the use of estimates include the collectability of accounts receivable, stock-based compensation, the valuation of deferred tax assets, the valuation of the acquisition of Kidoz Ltd. and the associated intangible assets, the useful lives of intangible assets, the

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Six Months ended June 30, 2020 and 2019

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(b)     Use of estimates: (Continued)

determination of the fair value of goodwill after impairment, and the estimated interest rate of 12% for the license right-of-use assets and 4.12% - 5% for the rental units right-of-use asset. Actual results may differ significantly from these estimates.

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

Six Months ended June 30, 2020 and 2019

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

Six Months ended June 30, 2020 and 2019

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

Six Months ended June 30, 2020 and 2019

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

Six Months ended June 30, 2020 and 2019

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(e) Software Development Costs: (Continued)

software development costs. As at June 30, 2020 and December 31, 2019, all capitalized software development costs have been fully amortized and the Company has no capitalized software development costs.

Total software development costs were $8,256,704 as at June 30, 2020 (December 31, 2019 - $7,730,851).

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

Six Months ended June 30, 2020 and 2019

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(g)  Right of use assets: (Continued)

payments and the property's fair market value. Finance lease obligations are classified as either current or long-term based on the due dates of future minimum lease payments, net of interest.

(h)  Business Combinations:

When the Company acquires a business, the purchase consideration is allocated to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated respective fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require the Company to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. The Company's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to non-operating income (expense) in the consolidated statements of operations and comprehensive loss.

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

Six Months ended June 30, 2020 and 2019

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

Six Months ended June 30, 2020 and 2019

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

The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. ASU 2017-04 should be adopted on a prospective basis. The Company adopted ASU 2017-04 as of January 1, 2020 and ASU 2017-04 has not had a material impact on the consolidated financial position or results of operations.

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Six Months ended June 30, 2020 and 2019

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

Six Months ended June 30, 2020 and 2019

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(k)  New accounting pronouncements and changes in accounting policy: (Continued)

position or results of operations and liquidity.

In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842) ("ASU 2019-01"), Codification Improvements , which aligned the new leases guidance with existing guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers. As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply. However, if there has been a significant lapse of time between when the underlying asset is acquired and when the lease commences, the definition of  fair value  (in ASC 820, Fair Value Measurement) should be applied. More importantly, the ASU also exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard. This standard is effective for fiscal years beginning after December 15, 2019. Early adoption is allowed. The Company adopted ASU 2019-01 as of  January 1, 2020 and ASU 2019-01 has not had a material impact on the consolidated financial position or results of operations and liquidity.

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

Six Months ended June 30, 2020 and 2019

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

There have been no other recent accounting standards, or changes in accounting standards, during the period ended June 30, 2020, as compared to the recent accounting standards described in the Annual Report, that are of material significance, or have potential material significance, to us.

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Six Months ended June 30, 2020 and 2019

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

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

The fair value of accounts receivable, accounts payable, accrued liabilities, and accounts payable and accrued liabilities - related party approximate their financial statement carrying

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Six Months ended June 30, 2020 and 2019

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(i)  Fair values: (Continued)

amounts due to the short-term maturities of these instruments and are therefore carried at historical cost basis.  The government CEBA loan is classified as a financial liability and its fair value was determined using the effective interest rate method, and is carried at amortised cost.

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

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Six Months ended June 30, 2020 and 2019

(Unaudited)

3.           Acquisition of Kidoz Ltd. : (Continued)

The Company has estimated the following assets and liabilities were acquired with the acquisition of Kidoz Ltd.

Cash	$183,264
Accounts receivable	1,417,546
Prepaid expenses	35,179
Equipment	14,873
Accounts payable and accrued liabilities	(466,219)
Short term loan	(278,063)
Deferred tax liability	(752,205)
Intangible assets	3,270,456
Goodwill	17,178,824

$20,603,655

4.           Accounts Receivable:

The accounts receivable as at June 30, 2020, is summarized as follows:

	June 30, 2020	December 31, 2019
Accounts receivable	$1,269,656	$2,446,486
Expected credit losses	(53,633)	(53,708)

Net accounts receivable	$1,216,023	$2,392,778

The Company had bank accounts with the National Bank of Anguilla. During the year ended December 31, 2016, the National Bank of Anguilla filed for chapter 11 protection. The Company expensed the balance on account of $27,666 in fiscal 2016 as a doubtful debt. Additionally, the Company has a doubtful debt provision of $25,967 for existing accounts receivable.

5.           Equipment

June 30, 2020	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$143,333	$127,073	$16,260
Furniture and fixtures	14,787	8,581	6,206
	$158,120	$135,654	$22,466

December 31, 2019	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$143,333	$123,123	$20,210
Furniture and fixtures	14,787	7,815	6,972
	$158,120	$130,938	$27,182

Depreciation expense was $2,403 (June 30, 2019 - $4,811) for the quarter ended June 30, 2020.

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Six Months ended June 30, 2020 and 2019

(Unaudited)

6.           Intangible assets

June 30, 2020	Cost	Accumulated depreciation	Net book Value

Ad Tech technology	$1,877,415	$500,644	$1,376,771
Kidoz OS technology	31,006	13,780	17,226
Customer relationship	1,362,035	227,006	1,135,029
	$3,270,456	$741,430	$2,529,026

December 31, 2019	Cost	Accumulated amortization	Net book Value

Ad Tech technology	$1,877,415	$312,902	$1,564,513
Kidoz OS technology	31,006	8,613	22,393
Customer relationship	1,362,035	141,879	1,220,156
	$3,270,456	$463,394	$2,807,062

Amortization expense was $139,018 (June 30, 2019 - $nil) for the quarter ended June 30, 2020.

7.           Goodwill

The changes in the carrying amount of goodwill for the periods ended June 30, 2020, and 2019 were as follows:

	June 30, 2020	December 31, 2019
Goodwill, balance at beginning of period	$3,301,439	$-
Acquisition of Kidoz Ltd. (Note 3)	-	17,178,824
Impairment of goodwill	-	(13,877,385)

Goodwill, balance at end of period	$3,301,439	$3,301,439

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

Six Months ended June 30, 2020 and 2019

(Unaudited)

8.           Content and software development assets: (Continued)

During the period ended June 30, 2020, the Company has expensed the development costs of all its technology as incurred and has expensed the following software development costs.

	Six Months ended June 30, 2020	Six Months ended June 30, 2019	Three Months ended June 30, 2020	Three Months ended June 30, 2019

Opening total software development costs	$7,730,851	$6,716,810	$8,015,574	$6,958,707

Software development during the period	525,853	502,258	241,130	260,361
Closing total Software development costs	$8,256,704	$7,219,068	$8,256,704	$7,219,068

 9.           Government CEBA loan

During the quarter ended June 30, 2020, the Company was granted a loan of $29,321 (CAD$40,000) under the Canada Emergency Business Account (CEBA) loan program for small businesses. The CEBA loan program is one of the many incentives the Canadian Government put in place in response to COVID-19. The loan is interest free and a quarter of the loan  $7,330 (CAD$10,000) is eligible for complete forgiveness if $21,991 (CAD$30,000) is fully repaid on or before December 31, 2022. If the loan cannot be repaid by December 31, 2022, it can be converted into a 3-year term loan charging an interest rate of 5%.

10.         Stockholders' Equity:

The holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company's ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.  The Company's common stock has no par value per common stock.

(a)   Common stock issuances:

There have not been any shares issued during the quarter ended June 30, 2020.

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

2015 stock option plan

In the year ended December 31, 2015, the shareholders approved the 2015 stock option plan and the 1999, 2001 and the 2005 plans were discontinued. The 2015 stock option plan is intended to provide incentive to employees, directors, advisors and consultants of the Company to encourage proprietary interest in the Company, to encourage such employees to remain in the employ of the Company or such directors, advisors

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Six Months ended June 30, 2020 and 2019

(Unaudited)

10.         Stockholders' Equity: (Continued)

(b)        Stock option plans: (Continued)

and consultants to remain in the service of the Company, and to attract new employees, directors, advisors and consultants with outstanding qualifications. The maximum number of shares issuable under the Plan shall not exceed 10% of the number of Shares of the Company issued and outstanding as of each Award Date unless shareholder approval is obtained in advance. The Board of Directors determines the terms of the options granted, including the number of options granted, the exercise price and their vesting schedule. The maximum term possible is 10 years. Under the amended 2015 plan we have reserved 10% of the number of Shares of the Company issued and outstanding as of each Award Date.

During the quarter ended June 30, 2020, the Company granted 2,745,000 options at CAD$0.45 ($0.33). As at June 30, 2020, there were a total of 5,875,750 stock options (December 31, 2019 - 3,200,750) outstanding. Of the options outstanding at June 30, 2020, a total of 3,120,450 (December 31, 2019 - 3,065,000) were fully vested and a total of 2,755,300 (December 31, 2019 - 135,750) were issued with vesting over the period of the option.

	Number of options	Weighted average exercise price
Outstanding, December 31, 2019	3,200,750	$0.45

Granted	2,745,000	-
Exercised	-	-
Cancelled	(70,000)	(0.42)

Outstanding June 30, 2020	5,875,750	$0.45

The aggregate intrinsic value for options as of June 30, 2020 was $nil (December 31, 2019 - $nil).

The following table summarizes information concerning outstanding and exercisable stock options at June 30, 2020:

Exercise prices per share	Number outstanding	Number exercisable	Expiry date
$ 0.33	2,745,000	60,000	June 30, 2025
0.42	620,000	620,000	December 20, 2021
0.42	522,750	452,450	November 8, 2022
0.42	713,000	713,000	June 4, 2023
0.50	1,275,000	1,275,000	June 4, 2023
	5,875,750	3,120,450

During the quarter ended June 30, 2020, the Company recorded stock-based compensation of $9,849 on the options granted and vested (June 30, 2019 - $4,950) and as per the Black-Scholes option-pricing model, with a weighted average fair value per option of $0.26 (2019 - $0.29).

During the six months ended June 30, 2020, the Company recorded stock-based compensation of $10,390 on the options granted and vested (June 30, 2019 - $9,930).

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Six Months ended June 30, 2020 and 2019

(Unaudited)

11.         Fair value measurement

The following table sets forth the fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy.

	Level 1	Level 2	Level 3	Total
As at June 30, 2020
Assets
Cash	$1,115,332	$-	$-	$1,115,332
Long term cash equivalent	37,206	-	-	37,206
Total assets measured and recorded at fair value	$1,152,538	$-	$-	$1,152,538

	Level 1	Level 2	Level 3	Total
As at December 31, 2019
Assets
Cash	$967,212	$-	$-	$967,212
Long term cash equivalent	38,412	-	-	38,412
Total assets measured and recorded at fair value	$1,005,624	$-	$-	$1,005,624

12.         Commitments:

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

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Six Months ended June 30, 2020 and 2019

(Unaudited)

12.         Commitments: (Continued)

The minimum lease payments under these operating leases are approximately as follows:

2020	$32,172
2021	44,404
2022	45,474
2023	46,543
2024	11,703

The Company paid rent expense totaling $24,827 for the quarter ended June 30, 2020 (June 30, 2019 - $20,065).

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

As at June 30, 2020, the Company had a number of renewable license commitments with large brands, including, Garfield, Moomins, Mr. Men and Little Miss, Mr. Bean, Peter Rabbit, and the Winx club.

As at June 30, 2020, there are no further commitments to pay minimum guarantee payments for royalties on the revenue from the licenses.

The Company expensed the minimum guarantee payments over the life of the agreement and recognized license expense of $10,121 (June 30, 2019 - $18,458) for the quarter ended June 30, 2020, and $27,003 (June 30, 2019 - $27,874) for the six months ended June 30, 2020.

13.         Right of Use assets:

On January 1, 2019, the Company adopted ASC Topic 842 using the modified retrospective transition method. Topic 842 requires the recognition of lease assets and liabilities for operating leases, in addition to the finance lease assets and liabilities previously recorded on our consolidated balance sheets. Beginning on January 1, 2019, our consolidated financial statements are presented in accordance with the revised policies, while prior period amounts are not adjusted and continue to be reported in accordance with our historical policies. The modified retrospective transition method required the cumulative effect, if any, of initially applying the guidance to be recognized as an adjustment to our accumulated deficit as of our

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Six Months ended June 30, 2020 and 2019

(Unaudited)

13.         Right of Use assets: (Continued)

adoption date. There is no discount rate implicit in the Anguilla office operating lease agreement, so the Company estimated a 5% discount rate for the incremental borrowing rate for the lease as of the adoption date, January 1, 2019. There is no discount rate implicit in the license agreement, so the Company estimated a 12% discount rate for the incremental borrowing rate for the licenses as of the adoption date, January 1, 2019.

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

The right-of-use assets are summarized as follows:

	June 30, 2020	December 31, 2019

Opening balance for the period	$134,914	$-
Initial recognition of operating lease right-of-use assets	-	76,557
Capitalization of operating lease right-of-use assets	-	125,474
Capitalization of additional license leases	8,668	5,299
Amortization of operating lease right-of use assets	(28,961)	(72,416)
Closing balance for the period	$114,621	$134,914

The operating lease as at June 30, 2020, is summarized as follows:

As at June 30, 2020	Operating lease
Office lease
2020	$15,002
2021	30,806
2022	31,875
2023	32,945
2024	7,553
Total lease payments	$118,181
Less: Interest	(8,744)
Present value of lease liabilities	$109,437

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Six Months ended June 30, 2020 and 2019

(Unaudited)

13.         Right of Use assets: (Continued)

	June 30, 2020	December 31, 2019

Opening balance for the period	$127,615	$-
Initial recognition of operating lease liabilities	-	81,856
Operating lease liability incurred during the period	-	125,474
Payments on operating lease liabilities	(18,178)	(79,715)
Closing balance for the period	109,437	127,615
Less: current portion	(25,215)	(25,715)
Operating lease liabilities - non-current portion as at end of period	$84,222	$101,900

14.         Related Party Transactions:

The Company has a liability of $13,210 (December 31, 2019 - $33,000) to a company owned by a current director and officer of the Company for payment of consulting services rendered of $28,875 (June 30, 2019 - $33,000) by the current director and officer of the Company.

The Company has an asset of $nil (December 31, 2019 - $9) to a current director and officer of the Company for expenses incurred.

The Company has a liability of $nil (December 31, 2019  - $267) to a current director and officer of the Company for expenses incurred.

The Company has a liability of $nil (December 31, 2019 - $19,779) to a company owned by a current director and officer of the Company for payment of consulting services rendered of $nil (June 30, 2019 - $19,363) by the current director and officer of the Company.

The Company has a liability of $6,672 (December 31, 2019 - $22,500) to a company owned by a current director and officer of the Company for payment of consulting services rendered of $28,815 (June 30, 2019 - $22,500) by the current director and officer of the Company.

The Company has a liability of $7,509 (December 31, 2019 - $30,974) to a current director and officer of the Company for payroll.

The Company has a liability of $9,500 (December 31, 2019 - $5,500), to independent directors of the Company for payment of directors' fees. During the quarter ended June 30, 2020, the Company accrued $2,500 (June 30, 2019 - $3,500) to the independent directors in director fees.

The Company has a liability of $8,006 (December 31, 2019 - $91), to an officer of the Company for payment of consulting services rendered and expenses incurred of $23,502 (June 30, 2019 - $37,333) by the officer of the Company.

The Company has a liability of $nil (December 31, 2019 - $nil), to an officer of the Company for payment of consulting fees and expenses incurred of $18,916 (June 30, 2019 - $27,911) by the officer of the Company.

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Six Months ended June 30, 2020 and 2019

(Unaudited)

14.         Related Party Transactions: (Continued)

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

15.         Segmented information:

Revenue

The Company operates in reportable business segments, the sale of Ad tech advertising and content revenue.

The Company had the following revenue by geographical region.

	Six Months ended June 30, 2020	Six Months ended June 30, 2019	Three Months ended June 30, 2020	Three Months ended June 30, 2019
Ad tech advertising revenue
Western Europe	$635,540	$119,278	$301,100	$119,278
North America	814,121	685,982	305,127	455,120
Other	57,603	4,654	5,482	4,654

Total ad tech advertising revenue	$1,507,264	$809,914	$611,709	$579,052

Content revenue
Western Europe	$53,257	$34,686	$26,855	$32,233
Central, Eastern and Southern Europe	52,996	99,893	20,452	50,496
North America	75,063	125,606	56,432	107,302
Other	32,226	54,143	21,379	49,203

Total content revenue	$213,542	$314,328	$125,118	$239,234

Total revenue
Western Europe	$688,797	$153,964	$327,955	$151,511
Central, Eastern and Southern Europe	52,996	99,893	20,452	50,496
North America	889,184	811,588	361,559	562,422
Other	89,829	58,797	26,861	53,857

Total revenue	$1,720,806	$1,124,242	$736,827	$818,286

Equipment

The Company's equipment is located as follows:

Net Book Value	June 30, 2020	December 31, 2019
Anguilla	$204	$245
Canada	9,272	11,061
Israel	11,337	13,892
United Kingdom	1,653	1,984
	$22,466	$27,182

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Six Months ended June 30, 2020 and 2019

(Unaudited)

16.         Concentrations:

Major customers

During the quarter ended June 30, 2020 and 2019, the Company sold Ad tech revenue and content revenue including subscriptions on its site Rooplay, in-app purchases on its social bingo sites, Trophy Bingo and Garfield's Bingo and Rooplay Originals. During the quarter ended June 30, 2020, the Company had three customers: $266,338, $134,847, and $78,218  (June 30, 2019 - one customer: $666,054) who purchased more than 10% of the total revenue. The Company is reliant on the Google App, iOS App and Amazon App Stores to provide a content platform for Rooplay, Trophy Bingo and Garfield's Bingo to be played thereon and certain advertising agencies for the Ad tech revenue.

17.         Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions. At June 30, 2020, the Company had total cash and cash equivalents balances of $1,152,538 (December 31, 2019 - $1,005,624) at financial institutions, where $955,173 (December 31, 2019 - $661,741) is in excess of federally insured limits.

The Company has concentrations of credit risk with respect to accounts receivable, the majority of its account's receivable are concentrated geographically in the United States amongst a small number of customers.

As of June 30, 2020, the Company had three customers, totaling $477,535, $135,308 and $134,847 who accounted for greater than 10% of the total accounts receivable. As of December 31, 2019, the Company had one customer, totaling $1,430,646 who accounted for greater than 10% of the total accounts receivable.

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

 Page32

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

KIDOZ's other mobile products include the Kidoz Kid Mode operating system installed on millions of OEM tablets worldwide, Rooplay www.rooplay.com) the cloud-based EduGame system for kids to learn and play, Garfield's Bingo (www.garfieldsbingo.com) live on Facebook Messenger, Android, and iOS; and Trophy Bingo (www.trophybingo.com), live across mobile platforms.

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

To achieve this core principle, the Company applied the following five steps:

1) Identify the contract with a customer

A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party's rights regarding the services to be transferred, whose impression count will form the basis of the revenue and identifies the payment terms related to these services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration

 Page33

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

If a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off. Although the Company believes that its approach to estimates and judgments as described herein is reasonable, actual results could differ and the Company may be exposed to increases or decreases in revenue that could be material. As at June 30, 2020 and 2019, all capitalized software development costs have been fully amortized and the Company has no capitalized software development costs.

Total software development costs were $8,256,704 as at June 30, 2020 (December 31, 2019 - $7,730,851).

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

RESULTS OF OPERATIONS

            Revenue

Total revenue, net of platform fees (to Apple, Google and Amazon) and withholding taxes, for the quarter ended June 30, 2020, decreased to $736,827, a decrease of 10% from revenue of $818,286 for the second quarter of 2019 and a decrease of 25% from revenue of $983,979 for the first quarter of 2020. Ad Tech advertising revenue increased to $611,709 for the quarter ended June 30, 2020, an increase of 6% from ad tech advertising revenue of $579,052 in the second quarter of 2019 and a decrease of 32% from ad tech revenue of $895,555 in the first quarter of fiscal 2020. Content revenue decreased to $125,118, for the quarter ended June 30, 2020, a decrease of 48% from revenue of $239,234 in the second quarter of 2019 and an increase of 41% from content revenue of $88,424 in the first quarter of fiscal 2020. The decrease in total revenue compared to the second quarter of fiscal 2019 and the first quarter of fiscal 2020 is due to COVID-19 where many advertising campaigns were postponed to the third and fourth quarters of fiscal 2020.

            Selling and marketing expenses

Selling and marketing expenses were $77,392 for the quarter ended June 30, 2020, a decrease of 19% over expenses of $95,639 in the second quarter of fiscal 2019 and a decrease of 33% over expenses of $115,707 in the first quarter of fiscal 2020. This decrease in sales and marketing expenses in the quarter ended June 30, 2020, compared to the second quarter of fiscal 2019 and the first quarter of fiscal 2020 is due to salary reductions of our sales staff and the postponement of several marketing campaigns to save funds as a result of COVID-19.

We expect to incur increased sales and marketing expenses in selling the Ad tech advertising and to grow the Ad tech advertising revenue and to bring new players to Rooplay; our Rooplay Originals; and our bingo

games.   There can be no assurances that these expenditures will result in increased traffic or significant additional revenue.

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our offices, legal and professional fees, and other general corporate and office expenses. General and administrative expenses decreased to $106,568 for the quarter ended June 30, 2020, a decrease of 39% from costs of $174,977 for the second quarter of fiscal 2019 and a decrease of 26% from costs of $143,255 in the first quarter of fiscal 2020. The decrease in general and administrative expenses compared to the second quarter of fiscal 2019 and the first quarter of fiscal 2020, is due primarily to COVID-19, where the company reduced general and administrative expenses.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants, and benefits decreased to $100,612 for the quarter ended June 30, 2020, a decrease of 30% compared to salaries, wages, consultants, and benefits of $144,284 in the second quarter of 2019 and a decrease of 26% compared to salaries, wages, consultants, and benefits of $136,240 in the first quarter of 2020. This decrease compared to the second quarter of fiscal 2019 and the first quarter of fiscal 2020, is due to reduction in salaries as a result of COVID-19.

Depreciation and amortization

Intangible assets are amortized using a straight-line method over three to eight years.  These intangible assets include customer lists, the technology for Kidoz OS and the software development kits (SDK) for advertising platform. These intangible assets are as result of the acquisition of Kidoz Ltd. The amortization for the quarter ended June 30, 2020, was $139,018.

Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years. Depreciation and amortization decreased to $2,403 during the quarter ended June 30, 2020, a decrease over costs of $4,811 during the same quarter in the prior year and an increase over costs of $2,313 in the first quarter of fiscal 2020. This decrease in depreciation and amortization compared to the second quarter of fiscal 2019, is due to the aging of equipment.

Content and software development

The Company does not capitalize its development costs. The Company expensed $241,130 in content and software development costs during the quarter ended June 30, 2020, a decrease of 7% compared to  content and software development costs of $260,361 expensed during the second quarter of fiscal 2019 and a decrease of 15% in content and software development costs of $284,723 in the first quarter of fiscal 2020. The decrease compared to the second quarter of fiscal 2019 and the first quarter of fiscal 2020, is due to the decrease in development as a result of COVID-19.

Stock-based compensation expense

During the quarter ended June 30, 2020, the Company incurred non-cash stock compensation expenses of $9,849 from the issuance of stock options granted during the quarter ended June 30, 2020, an increase compared to stock-based compensation expense $4,950 in the second quarter of fiscal 2019 and an increase compared to stock-based compensation expense $541 in the first quarter of fiscal 2020.  This increase compared to the second quarter of fiscal 2019 and the first quarter of  fiscal 2020 is due to the granting of stock options during the quarter ended June 30, 2020.  The options are issued to consultants and employees as per the Companies amended 2015 Stock Option Plan.

            Net loss and loss per share

The net loss after taxation for the quarter ended June 30, 2020, amounted to ($361,399), a loss of ($0.00) per share, compared to a net loss of ($398,296) or ($0.00) per share in the quarter ended June 30, 2019 and compared to net loss of ($403,924) or ($0.00) per share in the quarter ended March 31, 2020.  This decrease in total loss for the quarter compared to the second quarter of fiscal 2019 and the first quarter of fiscal 2020 is due to cost saving measures implemented as a result of COVID-19.

Earnings before interest; depreciation and amortization; stock-based compensation and impairment of goodwill ("EBITDA") for the period ended June 30, 2020, amounted to ($197,057), compared to EBITDA of ($394,134) in the period ended June 30, 2019 and compared to EBITDA of ($246,954) in the period ended March 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $1,115,332 and working capital of $1,753,820 at June 30, 2020. This compares to cash of $967,212 and working capital of $2,192,505 at December 31, 2019.

During the quarter ended June 30, 2020, we provided cash of $144,085 in operating activities compared to cash used in operating activities of ($1,118,698) in the same period in the prior year.

During the quarter ended June 30, 2020, we used cash of ($7,108) in investing activities compared to cash provided by investing activities of $120,184 in the same period in the prior year.

Net cash generated by financing activities was $11,143 in the quarter ended June 30, 2020. This compares to cash generating financing activity of $1,476,022 in the same period in the prior year.  The cash generated by financing activity in the first quarter of fiscal 2019 is due to the cash raised from a private placement.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2020. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2020, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings

We are not currently a party to any legal proceeding and was not a party to any other legal proceeding during the quarter ended June 30, 2020. We are currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended June 30, 2020.

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
31.1

Certificate of Co-Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 12, 2020.

31.2

Certificate of Co-Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 12, 2020.

31.3

Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 12, 2020.

32.1	Certification from the Co-Chief Executive Officer of Kidoz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 12, 2020.
32.2	Certification from the Co-Chief Executive Officer of Kidoz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 12, 2020.
32.3	Certification from the Chief Financial Officer of Kidoz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 12, 2020.

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

(g) Previously filed with the Company's report on Form 8-K on March 12, 2019.

Reports on Form 8-K.

During the quarter ended June 30, 2020, the Company filed a Form 8-K applying for an extension of 45 days to file its Quarterly report on Form 10-Q, for the first quarter of fiscal 2020 ended March 31, 2020, based on the Securities and Exchange Commission Order Under Section 36 Of The Securities Exchange Act Of 1934 modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies set forth in Release No. 34-88465, issued March 25, 2020. The order modifies the exemptions from certain provisions of Section 36 of the Exchange Act and the rules thereunder related to the reporting requirements for certain public companies to cover filings due on or before July 1, 2020, is appropriate in the public interest and consistent with the protection of investors.

Reports Subsequent to the quarter ended June 30, 2020.

There were no reports subsequent to the quarter ended June 30, 2020.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 12, 2020	KIDOZ INC.
(Registrant)
Date:	August 12, 2020	/S/ J.M. Williams
J. M. Williams, Co-Chief Executive Officer (Principal Executive Officer)
Date:	August 12, 2020	/S/ E. Ben Tora
E. Ben Tora, Co -Chief Executive Officer (Principal Executive Officer)
Date:	August 12, 2020	/S/ H. W. Bromley
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

(c)   Evaluated the effectiveness of Kidoz Inc.'s  disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of June 30, 2020, covered by this quarterly report based on such evaluation; and

(d)  Disclosed in this report any change in Kidoz Inc.'s  internal control over financial reporting that occurred during Kidoz Inc.'s  most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Kidoz Inc.'s  internal control over financial reporting; and

5.   Kidoz Inc.'s  other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Kidoz Inc.'s  auditors and the audit committee Kidoz Inc.'s  board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ J. M. Williams                                                                 Date: August 12, 2020

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

(c)  Evaluated the effectiveness of Kidoz Inc.'s  disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of June 30, 2020, covered by this quarterly report based on such evaluation; and

(d)  Disclosed in this report any change in Kidoz Inc.'s  internal control over financial reporting that occurred during Kidoz Inc.'s  most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Kidoz Inc.'s  internal control over financial reporting; and

5.   Kidoz Inc.'s  other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Kidoz Inc.'s  auditors and the audit committee Kidoz Inc.'s  board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ E. Ben Tora                                                                      Date: August 12, 2020

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

(c)   Evaluated the effectiveness of Kidoz Inc.'s  disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of June 30, 2020, covered by this quarterly report based on such evaluation; and

(d)  Disclosed in this report any change in Kidoz Inc.'s  internal control over financial reporting that occurred during Kidoz Inc.'s  most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Kidoz Inc.'s  internal control over financial reporting; and

5.   Kidoz Inc.'s  other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Kidoz Inc.'s  auditors and the audit committee Kidoz Inc.'s  board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ H. W. Bromley                                                                                Date: August 12, 2020

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C.SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kidoz Inc.  (the "Company") on Form 10-Q for the period ended June 30, 2020, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. M. Williams, Co-Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        August 12, 2020

A signed original of this written statement required by Section 906 has been provided to Kidoz Inc. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kidoz Inc.  (the "Company") on Form 10-Q for the period ended June 30, 2020, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, E. Ben Tora, Co-Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        August 12, 2020

A signed original of this written statement required by Section 906 has been provided to Kidoz Inc. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.3

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kidoz Inc.  (the "Company") on Form 10-Q for the period ended June 30, 2020, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        August 12, 2020

A signed original of this written statement required by Section 906 has been provided to Kidoz Inc. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.