Form 10-Q
period 2020-09-30
KIDOZ INC.
filed 2020-11-13
CIK 1318482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

                                                                        Emerging growth company         [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes [  ]       No  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer's common stock, no par value per share, was 131,124,989 as of November 12, 2020.

KIDOZ INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2020

PART I - FINANCIAL INFORMATION

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Consolidated Balance Sheets

(Unaudited)

As at	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash	$1,136,999	$967,212
Accounts receivable, less allowance for doubtful accounts $53,821 (2019 - $53,708) (Note 4)	2,074,113	2,392,778
Prepaid expenses	100,624	109,914
Total Current Assets	3,311,736	3,469,904

Equipment (Note 5)	22,294	27,182
Goodwill (Note 7)	3,301,439	3,301,439
Intangible assets (Note 6)	2,390,008	2,807,062
Long term cash equivalent	29,931	38,412
Operating lease right-of-use assets (Note 13)	107,318	134,914
Security deposit	7,246	7,727

Total Assets	$9,169,972	$9,786,640

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$876,185	$851,866
Accrued liabilities	273,257	287,698
Accounts payable and accrued liabilities - related party (Note 14)	42,452	112,120
Operating lease liabilities - current portion (Note 13)	25,719	25,715
Total Current Liabilities	1,217,613	1,277,399

Government CEBA loan (Note 9)	29,930	-
Operating lease liabilities - non current portion (Note 13)	79,773	101,900
Total Liabilities	1,327,316	1,379,299

Commitments (Note 12)

Stockholders' Equity (Note 10):
Common stock, no par value, unlimited shares authorized, 131,124,989 shares issued and outstanding (December 31, 2019 - 131,124,989)	49,019,217	48,935,213
Accumulated deficit	(41,201,141)	(40,552,452)
Accumulated other comprehensive income: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	7,842,656	8,407,341

Total Liabilities and Stockholders' Equity	$9,169,972	$9,786,640

See accompanying notes to the consolidated financial statements.

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Operations and Comprehensive (Loss) Income

For Periods Ended September 30, 2020 and 2019

(Unaudited)

	Nine Months ended September 30, 2020	Nine Months ended September 30, 2019	Three Months ended September 30, 2020	Three Months ended September 30, 2019

Revenue:
Ad tech advertising revenue	$3,316,433	$1,975,523	$1,809,169	$1,165,609
Content revenue	324,346	419,747	110,804	105,419
Total revenue	3,640,779	2,395,270	1,919,973	1,271,028

Cost of sales:	1,956,178	1,506,272	1,005,316	753,987
Total cost of sales	1,956,178	1,506,272	1,005,316	753,987

Gross profit	1,684,601	888,998	914,657	517,041

Operating expenses:
Amortization of operating lease right-of-use assets (Note 13)	44,695	58,475	15,734	20,972
Acquisition of subsidiary (Note 3)	-	190,228	-	-
Depreciation and amortization (Notes 5 & 6)	423,437	11,633	140,685	5,074
Directors fees	7,500	5,500	2,500	1,000
General and administrative	374,068	414,990	124,245	134,085
Salaries, wages, consultants and benefits	320,855	569,709	84,003	136,762
Selling and marketing	277,606	276,280	84,507	94,289
Stock-based compensation (Note 10)	84,004	14,945	73,614	5,015
Content and software development (Note 8)	805,217	751,727	279,364	249,469
Total operating expenses	2,337,382	2,293,487	804,652	646,666

(Loss) Income before other income (expense) and income taxes	(652,781)	(1,404,489)	110,005	(129,625)

Other income (expense):
Foreign exchange gain (loss)	3,220	21,147	6,548	(28,299)
Interest and other income	872	1,915	81	1,097

(Loss) Income before income taxes	(648,689)	(1,381,427)	116,634	(156,827)

Income tax expense	-	97,895	-	97,895
(Loss) Income after tax	(648,689)	(1,283,532)	116,634	(58,932)

Comprehensive (loss) income	$(648,689)	$(1,283,532)	$116,634	$(58,932)

Basic and diluted (loss) income per common share	$(0.00)	$(0.01)	$0.00	$(0.00)

Weighted average common shares outstanding, basic and diluted	131,124,989	117,867,231	131,124,989	131,124,989

See accompanying notes to the consolidated financial statements.

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Stockholders' Equity

For the periods ended September 30, 2020 and 2019

(Unaudited)

	Nine-Month period Ended September 30, 2020
	Common stock			Accumulated Other Comprehensive income
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2019	131,124,989	$48,935,213	$ (40,552,452)	$ 24,580	$8,407,341

Stock-based compensation	-	541	-	-	541
Net loss and comprehensive loss	-	-	(403,924)	-	(403,924)
Balance, March 31, 2020	131,124,989	$48,935,754	$ (40,956,376)	$ 24,580	$8,003,958

Stock-based compensation	-	9,849	-	-	9,849
Net loss and comprehensive loss	-	-	(361,399)	-	(361,399)
Balance, June 30, 2020	131,124,989	$48,945,603	$ (41,317,775)	$ 24,580	$7,652,408

Stock-based compensation	-	73,614	-	-	73,614
Net income and comprehensive income	-	-	116,634	-	116,634
Balance, September 30, 2020	131,124,989	$49,019,217	$ (41,201,141)	$ 24,580	$7,842,656

	Nine-Month period Ended September 30, 2019
	Common stock			Accumulated Other Comprehensive income
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2018	73,674,703	$26,552,468	$ (25,898,220)	$ 24,580	$678,828

Acquisition of subsidiary	52,450,286	20,603,655			20,603,655
Private placement	5,000,000	2,000,000	-	-	2,000,000
Share issuance costs	-	(236,800)	-	-	(236,800)
Stock-based compensation	-	4,980	-	-	4,980
Net loss and comprehensive loss	-	-	(826,304)	-	(826,304)
Balance, March 31, 2019	131,124,989	$48,924,303	$ (26,724,524)	$ 24,580	$22,224,359

Stock-based compensation	-	4,950	-	-	4,950
Net loss and comprehensive loss	-	-	(398,296)	-	(398,296)

Balance, June 30, 2019	131,124,989	$48,929,253	$ (27,122,820)	$ 24,580	$21,831,013

Stock-based compensation	-	5,015	-	-	5,015
Net loss and comprehensive loss	-	-	(58,932)	-	(58,932)

Balance, September 30, 2019	131,124,989	$48,934,268	$ (27,181,752)	$ 24,580	$21,777,096

See accompanying notes to the consolidated financial statements.

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Cash Flows

For the Nine month periods ended September 30, 2020 and 2019

(Unaudited)

	2020		2019
Cash flows from operating activities:
Net loss	$(648,689)		$(1,283,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	423,437		11,633
Amortization of operating lease right-of-use assets	44,695		58,475
Stock-based compensation	84,004		14,945

Changes in operating assets and liabilities:
Accounts receivable	318,665		(360,825)
Prepaid expenses	9,290		(5,822)
Accounts payable and accrued liabilities	(59,790)		161,804
Net cash provided by (used in) operating activities	171,612		(1,403,322)

Cash flows from investing activities:
Acquisition of equipment	(1,495)		(6,278)
Acquisition of subsidiary	-		183,263
Long-term cash equivalent	8,481		-
Payments on right-of-use assets	(17,099)		(66,169)
Security deposits	481		(7,597)
Net cash (used in) provided by investing activities	(9,632)		103,219

Cash flows from financing activities:
Government CEBA loan	29,930		-
Private placement, net	-		1,763,200
Payments on operating lease liabilities	(22,123)		(14,093)
Repayment of short-term loan	-		(278,063)
Net cash generated by financing activities	7,807		1,471,044

Change in cash	169,787		170,941

Cash, beginning of period	967,212		641,536
Cash, end of period	$1,136,999		$812,477

Supplementary information:
Interest paid	$-		$(1,367)
Income taxes recovery	$-		$-
		$
Non-cash investing activity - operating lease right-of-use assets	$-		$(188,784)
Non-cash investing activity - operating lease liabilities	$-		$188,784

See accompanying notes to the consolidated financial statements.

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2020 and 2019

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

Continuing operations

These unaudited interim consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses from operations for the nine months ended September 30, 2020 and 2019 and has an accumulated deficit of $41,201,141 as at September 30, 2020.  These material uncertainties raise substantial doubt about the Company's ability to continue as a going concern.

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

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, has led to an economic downturn. It has also disrupted the normal operations of many businesses, including the Company's. In early March 2020, the Company employees commenced working from home and commenced social distancing. This outbreak has decreased spending, adversely affecting demand for the Company's product and has harmed the Company's business and results of operations. It is not possible for

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2020 and 2019

(Unaudited)

1.         Basis of Presentation: (Continued)

the Company to predict the duration or magnitude of the adverse results of the outbreak and at this time its full effects on the Company's business, its future results of operations or ability to raise funds.

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

Nine Months ended September 30, 2020 and 2019

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

Nine Months ended September 30, 2020 and 2019

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

Nine Months ended September 30, 2020 and 2019

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

c) Rooplay licensing - The Company licenses its branded educational games under a monthly cost per game agreement license fee model. Monthly license fees are based on the number of games licensed.

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

Nine Months ended September 30, 2020 and 2019

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

Nine Months ended September 30, 2020 and 2019

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(e) Software Development Costs: (Continued)

As at September 30, 2020 and December 31, 2019, all capitalized software development costs have been fully amortized and the Company has no capitalized software development costs.

Total software development costs were $8,477,593 as at September 30, 2020 (December 31, 2019 - $7,672,376).

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

Nine Months ended September 30, 2020 and 2019

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

Nine Months ended September 30, 2020 and 2019

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

Nine Months ended September 30, 2020 and 2019

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

Nine Months ended September 30, 2020 and 2019

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

In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842) ("ASU 2019-01"), Codification Improvements, which aligned the new leases guidance with existing guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers. As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply. However, if there has been a significant lapse of time between when the underlying asset is acquired and when the lease commences, the definition of fair value (in ASC 820, Fair Value Measurement) should be applied. More importantly, the ASU also exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard. This standard is effective for fiscal years beginning after December 15, 2019. Early adoption is allowed. The Company adopted ASU 2019-01 as of January 1, 2020 and ASU 2019-01 has not had a material impact on the consolidated financial

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2020 and 2019

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(k)  New accounting pronouncements and changes in accounting policy: (Continued)

position or results of operations and liquidity.

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

Nine Months ended September 30, 2020 and 2019

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2020 and 2019

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(k)  New accounting pronouncements and changes in accounting policy: (Continued)

another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating the effect that ASU 2020‑04 will have on its consolidated financial statements and related disclosures.

There have been no other recent accounting standards, or changes in accounting standards, during the period ended September 30, 2020, as compared to the recent accounting standards described in the Annual Report, that are of material significance, or have potential material significance, to us.

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

Nine Months ended September 30, 2020 and 2019

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

The fair value of accounts receivable, accounts payable, accrued liabilities, and accounts payable and accrued liabilities - related party approximate their financial statement carrying amounts due to the short-term maturities of these instruments and are therefore carried at historical cost basis.  The government CEBA loan is classified as a financial liability and its fair value was determined using the effective interest rate method, and is carried at amortized cost.

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

Nine Months ended September 30, 2020 and 2019

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

The Company has estimated the following assets and liabilities were acquired with the acquisition of Kidoz Ltd.

Cash	$183,264
Accounts receivable	1,417,546
Prepaid expenses	35,179
Equipment	14,873
Accounts payable and accrued liabilities	(466,219)
Short term loan	(278,063)
Deferred tax liability	(752,205)
Intangible assets	3,270,456
Goodwill	17,178,824

$20,603,655

4.           Accounts Receivable:

The accounts receivable as at September 30, 2020, is summarized as follows:

	September 30, 2020	December 31, 2019
Accounts receivable	$2,127,934	$2,446,486
Expected credit losses	(53,821)	(53,708)

Net accounts receivable	$2,074,113	$2,392,778

The Company had bank accounts with the National Bank of Anguilla. During the year ended December 31, 2016, the National Bank of Anguilla filed for chapter 11 protection. The Company expensed the balance on account of $27,666 in fiscal 2016 as a doubtful debt. Additionally, the Company has a doubtful debt provision of $26,155 for existing accounts receivable.

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2020 and 2019

(Unaudited)

5.           Equipment

September 30, 2020	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$144,828	$128,924	$15,904
Furniture and fixtures	14,787	8,397	6,390
	$159,615	$137,321	$22,294

December 31, 2019	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$143,333	$123,123	$20,210
Furniture and fixtures	14,787	7,815	6,972
	$158,120	$130,938	$27,182

Depreciation expense was $1,667 (September 30, 2019 - $5,074) for the quarter ended September 30, 2020.

6.           Intangible assets

September 30, 2020	Cost	Accumulated depreciation	Net book Value

Ad Tech technology	$1,877,415	$594,515	$1,282,900
Kidoz OS technology	31,006	16,364	14,642
Customer relationship	1,362,035	269,569	1,092,466
	$3,270,456	$880,448	$2,390,008

December 31, 2019	Cost	Accumulated amortization	Net book Value

Ad Tech technology	$1,877,415	$312,902	$1,564,513
Kidoz OS technology	31,006	8,613	22,393
Customer relationship	1,362,035	141,879	1,220,156
	$3,270,456	$463,394	$2,807,062

Amortization expense was $139,018 (September 30, 2019 - $nil) for the quarter ended September 30, 2020.

7.           Goodwill

The changes in the carrying amount of goodwill for the periods ended September 30, 2020, and 2019 were as follows:

	September 30, 2020	December 31, 2019
Goodwill, balance at beginning of period	$3,301,439	$-
Acquisition of Kidoz Ltd. (Note 3)	-	17,178,824
Impairment of goodwill	-	(13,877,385)

Goodwill, balance at end of period	$3,301,439	$3,301,439

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2020 and 2019

(Unaudited)

7.           Goodwill (Continued)

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

During the period ended September 30, 2020, the Company has expensed the development costs of all its technology as incurred and has expensed the following software development costs.

	Nine Months ended September 30, 2020	Nine Months ended September 30, 2019	Three Months ended September 30, 2020	Three Months ended September 30, 2019

Opening total software development costs	$7,672,376	$6,716,810	$8,198,229	$7,219,068

Software development during the period	805,217	751,727	279,364	249,469
Closing total Software development costs	$8,477,593	$7,468,537	$8,477,593	$7,468,537

9.           Government CEBA loan

During the quarter ended June 30, 2020, the Company was granted a loan of $29,930 (CAD$40,000) under the Canada Emergency Business Account (CEBA) loan program for small businesses. The CEBA loan program is one of the many incentives the Canadian Government put in place in response to COVID-19. The loan is interest free and a quarter of the loan $7,482 (CAD$10,000) is eligible for complete forgiveness if $22,448 (CAD$30,000) is fully repaid on or before December 31, 2022. If the loan cannot be repaid by December 31, 2022, it can be converted into a 3-year term loan charging an interest rate of 5%.

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

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2020 and 2019

(Unaudited)

10.         Stockholders' Equity: (Continued)

(a)   Common stock issuances:

There have not been any shares issued during the quarter ended September 30, 2020.

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

During the quarter ended June 30, 2020, the Company granted 2,745,000 options at CAD$0.45 ($0.33). As at September 30, 2020, there were a total of 5,875,750 stock options (December 31, 2019 - 3,200,750) outstanding. Of the options outstanding at September 30, 2020, a total of 3,140,850 (December 31, 2019 - 3,065,000) were fully vested and a total of 2,734,900 (December 31, 2019 - 135,750) were issued with vesting over the period of the option.

	Number of options	Weighted average exercise price
Outstanding, December 31, 2019	3,200,750	$0.45

Granted	2,745,000	-
Exercised	-	-
Cancelled	(70,000)	(0.42)

Outstanding September 30, 2020	5,875,750	$0.45

The aggregate intrinsic value for options as of September 30, 2020 was $nil (December 31, 2019 - $nil).

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2020 and 2019

(Unaudited)

10.         Stockholders' Equity: (Continued)

(b)        Stock option plans: (Continued)

The following table summarizes information concerning outstanding and exercisable stock options at September 30, 2020:

Exercise prices per share	Number outstanding	Number exercisable	Expiry date
$ 0.33	2,745,000	69,000	June 30, 2025
0.42	620,000	620,000	December 20, 2021
0.42	522,750	463,850	November 8, 2022
0.42	713,000	713,000	June 4, 2023
0.50	1,275,000	1,275,000	June 4, 2023
	5,875,750	3,140,850

During the quarter ended September 30, 2020, the Company recorded stock-based compensation of $73,614 on the options granted and vested (September 30, 2019 - $5,015) and as per the Black-Scholes option-pricing model, with a weighted average fair value per option of $0.26 (2019 - $0.20).

During the Nine months ended September 30, 2020, the Company recorded stock-based compensation of $84,004 on the options granted and vested (September 30, 2019 - $14,945).

11.         Fair value measurement

The following table sets forth the fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy.

	Level 1	Level 2	Level 3	Total
As at September 30, 2020
Assets
Cash	$1,136,999	$-	$-	$1,136,999
Long term cash equivalent	29,931	-	-	29,931
Total assets measured and recorded at fair value	$1,166,930	$-	$-	$1,166,930

	Level 1	Level 2	Level 3	Total
As at December 31, 2019
Assets
Cash	$967,212	$-	$-	$967,212
Long term cash equivalent	38,412	-	-	38,412
Total assets measured and recorded at fair value	$1,005,624	$-	$-	$1,005,624

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2020 and 2019

(Unaudited)

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

The minimum lease payments under these operating leases are approximately as follows:

2020	$22,389
2021	45,328
2022	46,420
2023	47,512
2024	11,946

The Company paid rent expense totaling $29,845 for the quarter ended September 30, 2020 (September 30, 2019 - $22,109).

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

As at September 30, 2020, the Company had a number of renewable license commitments with large brands, including, Garfield, Moomins, Mr. Men and Little Miss, Mr. Bean, and Peter Rabbit.

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2020 and 2019

(Unaudited)

12.         Commitments: (Continued)

As at September 30, 2020, there are no further commitments to pay minimum guarantee payments for royalties on the revenue from the licenses.

The Company expensed the minimum guarantee payments over the life of the agreement and recognized license expense of $9,984 (September 30, 2019 - $16,458) for the quarter ended September 30, 2020, and $36,987 (September 30, 2019 - $44,332) for the nine months ended September 30, 2020.

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

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2020 and 2019

(Unaudited)

13.         Right of Use assets: (Continued)

The right-of-use assets are summarized as follows:

	September 30, 2020	December 31, 2019

Opening balance for the period	$134,914	$-
Initial recognition of operating lease right-of-use assets	-	76,557
Capitalization of operating lease right-of-use assets	-	125,474
Capitalization of additional license leases	17,099	5,299
Amortization of operating lease right-of use assets	(44,695)	(72,416)
Closing balance for the period	$107,318	$134,914

The operating lease as at September 30, 2020, is summarized as follows:

As at September 30, 2020	Operating lease
Office lease
2020	$7,642
2021	31,385
2022	32,476
2023	33,568
2024	7,710
Total lease payments	$112,781
Less: Interest	(7,289)
Present value of lease liabilities	$105,492

	September 30, 2020	December 31, 2019

Opening balance for the period	$127,615	$-
Initial recognition of operating lease liabilities	-	81,856
Operating lease liability incurred during the period	-	125,474
Payments on operating lease liabilities	(22,123)	(79,715)
Closing balance for the period	105,492	127,615
Less: current portion	(25,719)	(25,715)
Operating lease liabilities - non-current portion as at end of period	$79,773	$101,900

14.         Related Party Transactions:

The Company has a liability of $7,207 (December 31, 2019 - $33,000) to a company owned by a current director and officer of the Company for payment of consulting services rendered of $23,100 (September 30, 2019 - $33,000) by the current director and officer of the Company.

The Company has an asset of $nil (December 31, 2019 - $9) to a current director and officer of the Company for expenses incurred.

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2020 and 2019

(Unaudited)

14.         Related Party Transactions: (Continued)

The Company has a liability of $nil (December 31, 2019 - $267) to a current director and officer of the Company for expenses incurred.

The Company has a liability of $nil (December 31, 2019 - $19,779) to a company owned by a current director and officer of the Company for payment of consulting services rendered of $nil (September 30, 2019 - $18,493) by the current director and officer of the Company.

The Company has a liability of $5,671 (December 31, 2019 - $22,500) to a company owned by a current director and officer of the Company for payment of consulting services rendered of $29,381 (September 30, 2019 - $22,500) by the current director and officer of the Company.

The Company has a liability of $9,951 (December 31, 2019 - $30,974) to a current director and officer of the Company for payroll.

The Company has a liability of $11,455 (December 31, 2019 - $5,500), to independent directors of the Company for payment of directors' fees. During the quarter ended September 30, 2020, the Company accrued $2,500 (September 30, 2019 - $1,000) to the independent directors in director fees.

The Company has a liability of $8,168 (December 31, 2019 - $91), to an officer of the Company for payment of consulting services rendered and expenses incurred of $24,179 (September 30, 2019 - $34,085) by the officer of the Company.

The Company has a liability of $nil (December 31, 2019 - $nil), to an officer of the Company for payment of consulting fees and expenses incurred of $21,187 (September 30, 2019 - $28,357) by the officer of the Company.

In the quarter ended June 30, 2020, the Company issued stock options to its directors, employees, and consultants. During the quarter ended September 30, 2020, the Company incurred stock-based compensation expense of $30,555 to related parties from this stock option grant.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2020 and 2019

(Unaudited)

15.         Segmented information:

Revenue

The Company operates in reportable business segments, the sale of Ad tech advertising and content revenue.

The Company had the following revenue by geographical region.

	Nine Months ended September 30, 2020	Nine Months ended September 30, 2019	Three Months ended September 30, 2020	Three Months ended September 30, 2019
Ad tech advertising revenue
Western Europe	$1,331,051	$485,540	$691,050	$366,262
North America	1,910,450	1,460,722	1,106,091	774,740
Other	74,932	29,261	12,028	24,607

Total ad tech advertising revenue	$3,316,433	$1,975,523	$1,809,169	$1,165,609

Content revenue
Western Europe	$77,563	$62,836	$20,121	$28,610
Central, Eastern and Southern Europe	70,885	152,572	17,961	52,677
North America	130,620	135,124	58,927	9,066
Other	45,278	69,215	13,795	15,066

Total content revenue	$324,346	$419,747	$110,804	$105,419

Total revenue
Western Europe	$1,408,614	$548,376	$711,171	$394,872
Central, Eastern and Southern Europe	70,885	152,572	17,961	52,677
North America	2,041,070	1,595,846	1,165,018	783,806
Other	120,210	98,476	25,823	39,673

Total revenue	$3,640,779	$2,395,270	$1,919,973	$1,271,028

Equipment

The Company's equipment is located as follows:

Net Book Value	September 30, 2020	December 31, 2019
Anguilla	$183	$245
Canada	8,377	11,061
Israel	12,246	13,892
United Kingdom	1,488	1,984
	$22,294	$27,182

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2020 and 2019

(Unaudited)

16.         Concentrations:

Major customers

During the quarter ended September 30, 2020 and 2019, the Company sold Ad tech revenue and content revenue including subscriptions on its site Rooplay, in-app purchases on its social bingo sites, Trophy Bingo and Garfield's Bingo and Rooplay Originals. During the quarter ended September 30, 2020, the Company had two customers: $975,813, and $490,090 (September 30, 2019 - two customers: $680,192 and $184,376 respectively) who purchased more than 10% of the total revenue. The Company is reliant on the Google App, iOS App and Amazon App Stores to provide a content platform for Rooplay, Trophy Bingo and Garfield's Bingo to be played thereon and certain advertising agencies for the Ad tech revenue.

17.         Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions. At September 30, 2020, the Company had total cash and cash equivalents balances of$1,166,930 (December 31, 2019 - $1,005,624) at financial institutions, where $889,637 (December 31, 2019 - $661,741) is in excess of federally insured limits.

The Company has concentrations of credit risk with respect to accounts receivable, the majority of its account's receivable are concentrated geographically in the United States amongst a small number of customers.

As of September 30, 2020, the Company had two customers, totaling $1,136,348 and $490,090 who accounted for greater than 10% of the total accounts receivable. As of December 31, 2019, the Company had one customer, totaling $1,430,646 who accounted for greater than 10% of the total accounts receivable.

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

If a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off. Although the Company believes that its approach to estimates and judgments as described herein is reasonable, actual results could differ and the Company may be exposed to increases or decreases in revenue that could be material. As at September 30, 2020 and 2019, all capitalized software development costs have been fully amortized and the Company has no capitalized software development costs.

Total software development costs were $8,477,593 as at September 30, 2020 (December 31, 2019 - $7,672,376).

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

RESULTS OF OPERATIONS

            Revenue

Total revenue, net of platform fees (to Apple, Google and Amazon) and withholding taxes, for the quarter ended September 30, 2020, increased to $1,919,973, an increase of 51% from revenue of $1,271,028 for the third quarter of 2019 and an increase of 161% from revenue of $736,827 for the second quarter of 2020. Ad Tech advertising revenue increased to $1,809,169 for the quarter ended September 30, 2020, an increase of 55% from ad tech advertising revenue of $1,165,609 in the third quarter of 2019 and an increase of 196% from ad tech revenue of $611,709 in the second quarter of fiscal 2020. Content revenue increased to $110,804, for the quarter ended September 30, 2020, an increase of 5% from revenue of $105,419 in the third quarter of 2019 and a decrease of 11% from content revenue of $125,118 in the second quarter of fiscal 2020. The increase in total revenue compared to the third quarter of fiscal 2019 and the second quarter of fiscal 2020 is due to the growth of our advertising customers and our growing publisher reach plus the restart of many advertising campaigns commencing which were previously postponed due to COVID-19.

            Selling and marketing expenses

Selling and marketing expenses were $84,507 for the quarter ended September 30, 2020, a decrease of 10% over expenses of $94,289 in the third quarter of fiscal 2019 and an increase of 9% over expenses of $77,392 in the second quarter of fiscal 2020. This decrease in sales and marketing expenses in the quarter ended September 30, 2020, compared to the third quarter of fiscal 2019 is due to salary reductions of our sales staff and the postponement of several marketing campaigns to save funds as a result of COVID-19.  The increase in sales and marketing expenses in the quarter ended September 30, 2020, compared to the second quarter of fiscal 2020 is due to recommencement of marketing campaigns to promote the Company.

We expect to incur increased sales and marketing expenses in selling the Ad tech advertising and to grow the Ad tech advertising revenue and to bring new players to Rooplay; our Rooplay Originals; and our bingo games.   There can be no assurances that these expenditures will result in increased traffic or significant additional revenue.

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our offices, legal and professional fees, and other general corporate and office expenses. General and administrative expenses decreased to $124,245 for the quarter ended September 30, 2020, a decrease of 7% from costs of $134,085 for the third quarter of fiscal 2019 and an increase of 17% from costs of $106,568 in the second quarter of fiscal 2020. The decrease in general and administrative expenses compared to the third quarter of fiscal 2019, is due primarily to COVID-19, where the company reduced general and administrative expenses and the increase in general and administrative expenses over the second quarter of 2020 related to the growth of business activity.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants, and benefits decreased to $84,003 for the quarter ended September 30, 2020, a decrease of 39% compared to salaries, wages, consultants, and benefits of $136,762 in the third quarter of 2019 and a decrease of 17% compared to salaries, wages, consultants, and benefits of $100,612 in the second quarter of 2020. This decrease compared to the third quarter of fiscal 2019 and the second quarter of fiscal 2020, is due to reduction in salaries as a result of COVID-19.

Depreciation and amortization

Intangible assets are amortized using a straight-line method over three to eight years.  These intangible assets include customer lists, the technology for Kidoz OS and the software development kits (SDK) for advertising platform. These intangible assets are as result of the acquisition of Kidoz Ltd. The amortization for the quarter ended September 30, 2020, was $139,018.

Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years. Depreciation and amortization decreased to $1,667 during the quarter ended September 30, 2020, a decrease over costs of $5,074 during the same quarter in the prior year and a decrease over costs of $2,403 in the second quarter of fiscal 2020. This decrease in depreciation and amortization compared to the third quarter of fiscal 2019, is due to the aging of equipment.

Content and software development

The Company does not capitalize its development costs. The Company expensed $279,364 in content and software development costs during the quarter ended September 30, 2020, an increase of 12% compared to  content and software development costs of $249,469 expensed during the third quarter of fiscal 2019 and an increase of 16% in content and software development costs of $241,130 in the second quarter of fiscal 2020. The increase compared to the third quarter of fiscal 2019 and the second quarter of fiscal 2020, is due to an increase focus in development of our base technology and the development of playable ads.

Stock-based compensation expense

During the quarter ended September 30, 2020, the Company incurred non-cash stock compensation expenses of $73,614 from the issuance of stock options granted during the quarter ended June 30, 2020, an increase compared to stock-based compensation expense $5,015 in the third quarter of fiscal 2019 and an increase compared to stock-based compensation expense $9,849 in the second quarter of fiscal 2020.  This increase compared to the third quarter of fiscal 2019 and the second quarter of fiscal 2020 is due to the granting of stock options during the quarter ended June 30, 2020.  The options are issued to consultants and employees as per the Companies amended 2015 Stock Option Plan.

            Net income (loss) and income (loss) per share

The net income after taxation for the quarter ended September 30, 2020, amounted to $116,634, an income of $0.00 per share, compared to a net loss of ($58,932) or ($0.00) per share in the quarter ended September 30, 2019 and compared to net loss of ($361,399)  or ($0.00) per share in the quarter ended June 30, 2020.  This increase in total income for the quarter compared to the third quarter of fiscal 2019 and the second quarter of fiscal 2020 is due to many advertising campaigns commencing which were previously postponed due to COVID-19.

Earnings before interest; depreciation and amortization; stock-based compensation and impairment of goodwill ("EBITDA") for the period ended September 30, 2020, amounted to $346,586, compared to EBITDA of ($147,835) in the period ended September 30, 2019 and compared to EBITDA of ($126,863) in the period ended June 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $1,136,999 and working capital of $2,094,123 at September 30, 2020. This compares to cash of $967,212 and working capital of $2,192,505 at December 31, 2019.

During the quarter ended September 30, 2020, we provided cash of $27,527 in operating activities compared to cash used in operating activities of ($214,624) in the same period in the prior year and provided cash of $171,612 in operating activities for the nine months ended September 30, 2020, compared to cash used in operating activities of ($1,403,322) for the nine months ended September 30, 2019.

During the quarter ended September 30, 2020, we used cash in investing activities of $2,524 compared to cash used by investing activities of ($16,965) in the same period in the prior year and used cash in investing activities of ($9,632) for the nine months ended September 30, 2020, compared to cash provided by investing activities of $103,219 for the nine months ended September 30, 2019.

Net cash used by financing activities was ($3,336) in the quarter ended September 30, 2020. This compares to cash used by financing activity of ($4,978) in the same period in the prior year and cash generated by financing activities of $7,807 for the nine months ended September 30, 2020, compared to cash generated by financing activities of $1,471,044 for the nine months ended September 30, 2019.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2020. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2020, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the

Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings

We are not currently a party to any legal proceeding and was not a party to any other legal proceeding during the quarter ended September 30, 2020. We are currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended September 30, 2020.

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
31.1

Certificate of Co-Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 12, 2020.

31.2

Certificate of Co-Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 12, 2020.

31.3

Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 12, 2020.

32.1	Certification from the Co-Chief Executive Officer of Kidoz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 12, 2020.
32.2	Certification from the Co-Chief Executive Officer of Kidoz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 12, 2020.
32.3	Certification from the Chief Financial Officer of Kidoz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 12, 2020.

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

(g) Previously filed with the Company's report on Form 8-K on March 12, 2019.

Reports on Form 8-K.

There were no Form 8-K filed by the Company during the quarter ended September 30, 2020.

Reports Subsequent to the quarter ended September 30, 2020.

There were no reports subsequent to the quarter ended September 30, 2020.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 12, 2020	KIDOZ INC.
(Registrant)
Date:	November 12, 2020	/S/ J.M. Williams
J. M. Williams, Co-Chief Executive Officer (Principal Executive Officer)
Date:	November 12, 2020	/S/ E. Ben Tora
E. Ben Tora, Co -Chief Executive Officer (Principal Executive Officer)
Date:	November 12, 2020	/S/ H. W. Bromley
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

(c)  Evaluated the effectiveness of Kidoz Inc.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of September 30, 2020, covered by this quarterly report based on such evaluation; and

(d)  Disclosed in this report any change in Kidoz Inc.'s  internal control over financial reporting that occurred during Kidoz Inc.'s  most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Kidoz Inc.'s  internal control over financial reporting; and

5.   Kidoz Inc.'s  other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Kidoz Inc.'s  auditors and the audit committee Kidoz Inc.'s  board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ J. M. Williams                                                                 Date: November 12, 2020

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

(c)  Evaluated the effectiveness of Kidoz Inc.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of September 30, 2020, covered by this quarterly report based on such evaluation; and

(d)  Disclosed in this report any change in Kidoz Inc.'s  internal control over financial reporting that occurred during Kidoz Inc.'s  most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Kidoz Inc.'s  internal control over financial reporting; and

5.   Kidoz Inc.'s  other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Kidoz Inc.'s  auditors and the audit committee Kidoz Inc.'s  board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ E. Ben Tora                                                                      Date: November 12, 2020

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

(c)  Evaluated the effectiveness of Kidoz Inc.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of September 30, 2020, covered by this quarterly report based on such evaluation; and

(d)  Disclosed in this report any change in Kidoz Inc.'s  internal control over financial reporting that occurred during Kidoz Inc.'s  most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Kidoz Inc.'s  internal control over financial reporting; and

5.   Kidoz Inc.'s  other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Kidoz Inc.'s  auditors and the audit committee Kidoz Inc.'s  board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ H. W. Bromley                                                                                Date: November 12, 2020

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kidoz Inc.  (the "Company") on Form 10-Q for the period ended September 30, 2020, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. M. Williams, Co-Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        November 12, 2020

A signed original of this written statement required by Section 906 has been provided to Kidoz Inc. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kidoz Inc.  (the "Company") on Form 10-Q for the period ended September 30, 2020, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, E. Ben Tora, Co-Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        November 12, 2020

A signed original of this written statement required by Section 906 has been provided to Kidoz Inc. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.3

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kidoz Inc.  (the "Company") on Form 10-Q for the period ended September 30, 2020, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        November 12, 2020

A signed original of this written statement required by Section 906 has been provided to Kidoz Inc. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.