Form 10-K
period 2020-12-31
KIDOZ INC.
filed 2021-04-01
CIK 1318482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer   [  ]                                             Accelerated filer                      [   ]

Non-accelerated filer     [  ]                                             Smaller reporting company      [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]
State issuer's revenues for its most recent fiscal year. $7,148,029

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Our common stock is quoted on the TSX Venture Exchange in Canada under the symbol "KIDZ" (previously "SGW"). The closing share price as of March 30, 2021, being CAD$1.00 (US$0.79) per share under symbol KIDZ on the TSX Venture Exchange and is quoted on the Over-the-Counter Markets - The Venture Marketplace ("OTCQB") operated by OTC Markets Group Inc. (http://www.otcmarkets.com/) under the symbol "KDOZF and the aggregate market value of the voting and non-voting common equity held by non-affiliates is $30,255,627.

APPLICABLE ONLY TO CORPORATE REGISTRANTS Indicate the number of shares outstanding of the registrant's common stock, no par value per share, was 131,124,989 as of March 31, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

The merger of Bingo.com, Inc. with Shoal Games Ltd., which was approved by the Securities Exchange Commission on March 8, 2005, and is effective on April 7, 2005, is described in the prospectus filed under Rule 424(b) of the Securities Act and the Form S-4, which were filed on March 9, 2005, and March 4, 2005, respectively. The Company filed Form SB2 on September 18, 2007, for the registration of shares originally issued in the private placement. The Company filed a TSX Venture Exchange Listing Application for the TSX-V listing on June 29, 2015.  The Company filed a share purchase agreement for the acquisition of Kidoz Ltd. on March 12, 2019.

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

ITEM 1. BUSINESS

INTRODUCTION

Kidoz Inc. (TSXV: KIDZ) is a mobile advertising technology company and owner of the KIDOZ Safe Ad Network (www.kidoz.net) and the Kidoz Publisher Software Development Kit ("SDK").  By developing solutions for app developers to monetize with safe, relevant, and fun ads we help keep the Google and Apple app stores safe and free for children.  Our commitment to children's privacy and safety has created one of the fastest growing mobile networks in the world.  Unlike most digital advertising, every campaign on the Kidoz platform is free of location information, device identifiers, behavioural data, and other trackers used by advertisers to identify and track users across the Internet commonly known as IDFA and AAID.  Our technology does not rely on any permanent identifiers, and as Google and Apple begin to disallow persistent trackers from being employed by any network (child-directed or not), Kidoz's strength increases. '

2020 was another pivotal year for the Company as we recorded record revenue, user growth, and profit on the KIDOZ Safe Ad Network.  Powerful consumer, market and regulatory trends are fueling Kidoz's growth.  Advertisers spend their budgets where there are high concentrations of users and as the Kidoz kids user base is the largest, the Company expects to capture an increasing portion of the child and family directed advertising spend in the market.  Advertisers are searching for new and innovative ways to reach their audiences and while mobile advertising is not new, marketers of toys and other child directed products have overly relied on television in the past.  As television viewing declines and new channels such as mobile are tested by marketers, a shift in the child-directed advertising landscape increasingly unfolds.

By addressing the privacy concerns of all our users, we ensure regulatory compliance with privacy laws including Google and Apple's strict rules for mobile apps on the Android and iOS platforms.  Since Google's certification of Kidoz and Apple's rules endorsing Kidoz's methodologies, the Company is experiencing unprecedented demand for its safe advertising solutions which now reaches more than 300,000,000 kids a month.  Advertisers benefit from the brand safety that our technology creates and the compliant contextual targeting opportunities that we deliver.  However, the greatest benefit of the Kidoz solution is enjoyed by Kidoz advertising customers in the high quality media spots on the network.  As Kidoz is a mobile network, our users are highly engaged on their devices at the time advertising is delivered which results in excellent performance.

Kidoz is the market leader in child and pre-teen safe mobile advertising and the segment is only beginning to develop as new rules and stricter regulations are being enacted and enforced by Google, Apple, and governments around the world who demand privacy and safety for children online.  The Kidoz proprietary advertising technology is installed in thousands of different apps, making it the most popular child focused mobile solution in the market.  Our KIDOZ Safe Ad Network offers publishers a unique technology and monetization solution that every app with kids traffic can use to compliantly monetize their content. '

Driving our revenue growth is strong underlying system growth for both users and publishers that are using our Kidoz technology.  Media budgets continue to shift from linear TV to digital platforms like Kidoz as brands seek to engage their customers where kids spend most of their screen time.  As mobile penetration among kids continues to increase the global usage of mobile is steadily increasing.  In addition, regulation at the government level is positively influencing growth of the KIDOZ Safe Ad Network. COPPA in America and GDPR in Europe have forced advertisers and publishers to ensure their data and advertising methodologies are safe. Regulators in America are considering updating COPPA to further enhance child safety online, and regulators in China, India and other regions are considering similar measures. As Kidoz is compliant, the Company benefits from all child-safe advertising regulation.'

As we invest in Kidoz products and methodologies to protect kids and help our mobile partners to monetize their content safely, we increase the value that we can provide to our advertisers.  Our strong 2020 results are an indication of Kidoz's importance in a large and growing market.  Management believes that our strategy will continue to be a success in 2021.'

Kidoz's mobile products include the Kid Mode Operating System installed on millions of OEM tablets worldwide, Rooplay (www.rooplay.com) the cloud-based EduGame system for kids to learn and play, Garfield's Bingo (www.garfieldsbingo.com) live on Facebook Messenger, Android, and iOS; and Trophy Bingo (www.trophybingo.com), live across mobile platforms.  '

References in this document to "the Company," "we," "us," and "our" refer to Kidoz Inc. and our subsidiaries, which are described below.'

Our executive offices are located at Hansa Bank Building, Ground Floor, Landsome Road, The Valley, AI 2640, The Valley, Anguilla, B.W.I.  Our telephone number is (888) 374-2163.'

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

We conduct our business through the Anguilla incorporated entity and through our wholly-owned subsidiaries Kidoz Ltd. ("Kidoz Ltd."), Shoal Media (Canada) Inc. ("Shoal Media Canada"), Shoal Games (UK) plc ("Shoal UK"), Coral Reef Marketing Inc. ("Coral Reef"), Shoal Media Inc. ("Shoal Media"), Rooplay Media Ltd. ("Rooplay Media"), Shoal Media UK Ltd. ("Shoal Media UK"), and Rooplay Media Kenya Limited. ("Rooplay Kenya")

Shoal Media Canada was incorporated under the laws of British Columbia, Canada, on February 10, 1998, as 559262 B.C. Ltd. and changed its name to Bingo.com (Canada) Enterprises Inc. on February 11, 1999. It subsequently changed its name to English Bay Office Management Limited on September 8, 2003. Effective March 11, 2016, it changed its name to Shoal Media (Canada) Inc.

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

Development of the Business'

The focus of Kidoz Inc. is the development and expansion of the KIDOZ Safe Ad Network which provides a safe and securely curated environment for our kids focused advertisers.  The size of the child directed advertising market is estimated in excess of $1.7 billion so the percentage spent on mobile advertising is small but growing quickly.  It is our intention to explore expanding, either through new uses of our advancing technology systems to access the wider mobile advertising ecosystem, or via synergistic M&A opportunities. As developments in privacy laws in almost every country worldwide move to provide additional protection to digital minors by controlling digital services and, potentially in some cases, raising the age of minority, Kidoz's importance in the digital advertising eco-system increases.

Kidoz Inc. Domain Names

Kidoz Inc. owns the domain names Kidoz.net, Rooplay.com, Shoalgames.com, Shoalgames.net, Shoalmedia.com, Garfieldsbingo.com, Trophybingo.com, Trophybingo.ca and many other smaller domains.

BUSINESS OVERVIEW

Kidoz Inc. is an AdTech software developer and owner of the leading mobile KIDOZ Safe Ad Network (www.kidoz.net). We help create a free and safe Internet for children, by enabling content producers to monetize their apps and video with safe, relevant, and fun ads.  Our commitment to children's privacy and safety has created one of the fastest growing mobile networks in the world.

Product Strategy

Kidoz builds and maintains the Kidoz SDK that app developers install into their apps before releasing them into the App Stores.   The Kidoz SDK is the core of the advertising technology that enables Kidoz to have advertising impressions available for sale.  The Kidoz proprietary advertising system is compliant with COPPA, GDPR-K and other regulations adopted to protect children in a complex digital world.  While a closed proprietary system design made sense for the initial phase of Kidoz, digital advertising systems are constantly evolving and Kidoz is no exception.  Kidoz continues to upgrade its advertising systems to be compatible with the latest IAB specifications for real-time-bidding, header bidding, and server-to-server direct connections.  Our design of these upgrades incorporates a view to their utilization, not only in the kid's marketplace but to the entire advertising market. The upgrades in the Kidoz platform increases our commitment to protect children, increases the value we offer to our publishing partners, and increases the transparency we provide to the advertisers on the Kidoz system. In addition, we are building the foundation to increase the capabilities of our technology to handle more types of mobile advertising thereby significantly increasing the reach and the size of our addressable market.

Marketing & Distribution Strategy

Each new app that installs the Kidoz SDK increases our user base and increases the number of available impressions that Kidoz can monetize.  The adoption of the Kidoz SDK has been very rapid over the years as app developers have very few choices when it comes to sources of safe, compliant, and relevant ads for their users.  Kidoz has built its brand and reputation as the market leader for safe child and family mobile advertising technology and this has enabled our SDK to become quickly adopted.  It is our strategy to invest in our systems and build alliances with the largest software companies in the world.  Since Google's certification of Kidoz and Apple's updated rules endorsing Kidoz's methodologies the Company is experiencing unprecedented demand for its safe advertising solutions which now reaches more than 300,000,000 kids a month.

Sales & Pricing Strategy

Kidoz has a global sales agency partnership strategy that places local sellers into many national and international markets.  Through our direct sales and marketing channels we locate, recruit and sign new international sales houses.  As the Kidoz network is a unique advertising platform in the market, it commands high prices and media sales houses want to represent the Company.  Kidoz has found the agency partnership strategy to be highly effective as once sales houses are recruited and the first few campaigns are delivered with success, repeat customers are established and the region begins to grow.  After years of development with this strategy, Kidoz has many established sales houses in the largest economies of the world and is now tasked with finding new sales partnerships in regions that are large, but less developed economically.  As Kidoz is able to monetize a higher percentage of the impressions available on the network growth will continue to increase.

Growth Strategy

Building on Kidoz's high-growth performance in 2020, management plans to further invest in similar growth strategies in 2021.  Our sales, product, and operational strategies are custom fit to match the favourable regulatory, consumer, and technological trends occurring in the market.  Kidoz is actively recruiting the biggest and most successful apps in the world to offer our technology to their kids audiences for monetization.  Each time a new app adopts our technology, our advertising inventory increases and we offer increased value to our advertising partners.  The Company is developing technology to access a wider range of inventories app types so that we can continue to increase Kidoz's capabilities and importance in the market.

Furthermore, while the focus of the Company is the development and expansion of the KIDOZ Safe Ad Network, we are investigating options to use our technology to expand into new markets, either through new connections to the wider mobile advertising market, or via synergistic M&A.

Acquisition of Kidoz Ltd.

During the year ended December 31, 2019, the Company acquired all of the issued and outstanding shares of Kidoz Ltd. ("Kidoz"), an Israel-based industry-leader in the global kids' content distribution and monetization marketplace.

Kidoz Original Equipment Manufacturer ("OEM")

Kidoz's mobile products includes the Kid Mode Operating System ("OS") installed on millions of OEM tablets worldwide.  The Company ' earns license fees based on the OEM agreements dependent on the number of devices the Kidoz Kid Mode OS is installed. The Company is continuing to look for new licenses and to grow our existing agreements.

Rooplay

The Company owns Rooplay (www.rooplay.com) the cloud-based EduGame system for kids to play multiple games to learn and play. The platform is live ' on the Google's Android system and has stand-alone games available on Apple's iOS and Google's Android systems.

Trophy Bingo & Garfield's Bingo

The Company has the social bingo games Trophy Bingo and Garfield's Bingo which are available on Apple's iOS, Google's Android and Amazon Android systems.  Revenue is generated in the games via in-app purchases and advertising.

OPERATIONS

Employees

As of December 31, 2020, we had fourteen full-time employees, not including temporary personnel, consultants, and independent contractors in Canada and Israel. Since 2006 it has been, and continues to be, the Company's objective to control its costs by retaining consultants, as needed, to provide special expertise in developing internal strategic, marketing, accounting and technical services. None of our employees or consultants are represented by a labor union, and we believe that our relationship with our employees and consultants is good.

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

Competition

Kidoz competes with other advertising technology providers that offer safe, COPPA compliant, products.  These companies include Super Awesome and Google's Admob.  As the technology barriers are high to enter the market with a mobile advertising network, few competitors exist for Kidoz.  Kidoz offers a highly customized and targeted offering to advertisers that management believes will enable the Company to grow and succeed in the market.'

Costs and Effects of Compliance with Environmental Laws

The Company is in the business of developing and marketing mobile products and services for kids in a digital world. To the best of our knowledge, no federal, state or local environmental laws are applicable to our business.

BRITISH COLUMBIA SECURITIES COMMISSION

Effective September 15, 2008, the British Columbia Securities Commission ("BCSC") issued rule 51-509 Issuers Quoted in the U.S. Over-the-Counter Markets. Rule 51 - 509 requires all Over-the-Counter Companies that have connections to British Columbia (BC) to comply with BC securities law and certain public disclosure requirements. The Company is deemed to have connection to BC due to the fact that administration and a director are located in BC. The Company has complied with rule 51-509 and registered and filed the necessary documents on SEDAR. The Company is deemed, due to the fact that there are less than 50% of the Company's shareholders located in BC, to be a foreign reporting issuer in accordance with NI 71-102 "Continuous Disclosure and Other Exemptions Relating to Foreign Issuers". Therefore, the Company meets all requirements to file its reports, statements or other information that it files with the Securities and Exchange Commission on SEDAR.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

The equipment of the Company to operate the operations of the Company is located in Anguilla, Israel, United Kingdom, and Canada. The revenue from Ad Tech and in-app purchases is worldwide, with the majority from the USA and Europe.

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

ITEM 2. PROPERTIES.

Since 2005 our executive office is located in The Valley, Anguilla, British West Indies. We commenced the present lease agreement on April 1, 2010, for a period of one year. Unless 3 months' notice is given it automatically renews for a future 3 months until notice is given. To date no notice has been given. The monthly rental is $250.

We have 2 primary development and operational offices located in Vancouver, Canada and Netanya, Israel.

During the year ended December 31, 2019, the Company signed a five-year lease in Vancouver, Canada ending March 2024. This facility comprises approximately 1,459 square feet. The monthly rental is approximately $3,962.

Kidoz Ltd. has an annual office lease in Netanya, Israel, with rent payable on a quarterly basis. The operating lease expired on July 14, 2017 but unless 3 months' notice is given it automatically renews for a future 12 months until notice is given. This facility comprises approximately 190 square metres. The monthly rental is approximately $3,928.

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

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings and were not a party to any other legal proceeding, during the fiscal year ended December 31, 2020. We are currently not aware of any legal proceedings proposed to be initiated against us. However, from time-to-time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our Annual Meeting of Stockholders in Anguilla on November 17, 2020. The Annual Meeting was for the purposes of electing to set the number of directors to be 6; electing our directors; and to ratify the appointment of Davidson & Company LLP, Chartered Professional Accountants, as our independent auditors for the 2020 fiscal year; to ratify our Rolling Stock Option plan as amended by inclusion of an Israeli Taxpayers Appendix thereto; and for any other regular business. The Company issued a schedule 14A proxy statement to the shareholders on November 17, 2020.

All nominees for directors were elected; the appointment of auditors was ratified; and the Rolling Stock Option plan as amended by inclusion of an Israeli Taxpayers Appendix thereto was ratified. The voting on each matter is set forth below:

(a) Elected to set the number of directors to be 6.

For	Against	Not Voted
54,578,196	8,173,446	1,212,805

(b)        Elected the following persons to serve as directors until the next annual meeting or until their successors are duly qualified:

T. M. Williams

J. M. Williams

E. Ben Tora

F. Curtis (Non-Executive Director)

C. Kalborg (Non-Executive Director)

M. David (Non-Executive Director)

Election of the Directors of the Company.

NOMINEE	FOR	WITHHOLD	NOT VOTED
Mr. T. M. Williams	54,581,971	8,169,671	1,212,805
Mr. J. M. Williams	54,581,971	8,169,671	1,212,805
Mr. E. Ben Tora	62,738,561	13,081	1,212,805
Ms. F. Curtis	54,583,196	8,168,446	1,212,805
Mr. C. Kalborg	54,583,196	8,168,446	1,212,805
Mr. M. David	62,738,561	13,081	1,212,805

(c) Approved the selection of Davidson & Company LLP, Chartered Professional Accountants as the Company's independent auditors for the fiscal year ending December 31, 2020.

FOR	WITHHOLD	NOT VOTED
55,621,673	8,291,734	51,040

(d) The ratification of the existing 2015, 10% Rolling Stock Option plan, as amended by inclusion of an Israeli Taxpayers Appendix thereto, as more particularly set out in Schedule B to the Proxy Statement was approved.

FOR	AGAINST	NOT VOTED
54,546,746	8,204,896	1,212,805

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

	TSX-V - KIDZ		OTC - KDOZF
Quarter Ended	High (1) CAD$	Low (1) CAD$	High (1) US$	Low (1) US$
December 31, 2020	$0.56	$0.42	$0.46	$0.33
September 30, 2020	$0.45	$0.21	$0.25	$0.16
June 30, 2020	$0.34	$0.20	$0.27	$0.07
March 31, 2020	$0.30	$0.20	$0.23	$0.16
December 31, 2019	$0.48	$0.25	$0.38	$0.19
September 30, 2019	$0.55	$0.35	$0.43	$0.19
June 30, 2019	$0.61	$0.35	$0.44	$0.23
March 31, 2019	$0.56	$0.52	$0.42	$0.39

1.             Prices as per Yahoo! TM Finance

On March 31, 2021, the last reported sale price of our common stock, as reported by the TSX Venture Exchange, was CAD$1.00 per share.

As of March 31, 2021, we believe there are approximately 793 shareholders (including nominees and brokers holding street accounts) of our shares of common stock.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2020, no shares were issued by the Company.

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

In 2015, the shareholders approved the 2015 Rolling Stock Option plan. Under the 2015 plan we have reserved 10% of the number of Shares of the Company issued and outstanding as of each Award Date. At the 2020 Annual General Meeting the shareholders approved the amendment by the inclusion of an Israeli Taxpayers Appendix thereto. Pursuant to this plan we have 5,875,750 stock purchase options (2019 - 3,200,750) outstanding at December 31, 2020. During the year ended December 31, 2020, there were nil (2019 - nil) options exercised and 70,000 (2019 - 374,250) options cancelled, issued under this plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,875,750	0.39	7,236,749
Equity compensation plans not approved by security holders	0	0	0
Total	5,875,750	0.39	7,236,749

Subsequent to the year ended December 31, 2020, a further 1,075,000 options were awarded at CAD$0.50 (approximately $0.39) and nil options were cancelled unexercised.

ITEM 6'. SELECTED FINANCIAL DATA':

		Year Ended December 31,
	2020	2019	2018	2017	2016
Consolidated Balance Sheet Data:
Cash	$1,226,045	$967,212	$641,536	$478,397	$60,190
Total assets	10,969,129	9,786,640	769,633	557,853	129,093
Total liabilities	2,298,934	1,379,299	90,805	705,262	444,680
Total stockholders' equity (deficit)	8,670,194	8,407,341	678,828	(147,409)	(315,587)
Working capital	3,071,545	2,192,505	662,573	345,184	13,896

Consolidated Statement of Operations Data for continuing operations:

		Year Ended December 31,
	2020	2019	2018	2017	2016

Revenue	$7,148,029	$4,517,379	$106,978	$93,475	$278,921

Cost of sales	3,800,114	2,778,911	-	-	-
Trophy Bingo amortization	-	-	-	-	482,013
Gross (loss) profit	3,347,915	1,738,468	106,978	93,475	(203,092)

Operating expenses excluding interest and other income (expenses)	(2,681,491)	(2,632,399)	(2,799,832)	(1,856,717)	(2,443,728)
Acquisition of subsidiary	-	(190,228)	-	-	-
Amortization of right-of-use assets	(54,071)	(72,416)	-	-	-
Depreciation and amortization	(564,628)	(473,854)	(5,614)	(4,068)	(3,570)
Gain on derivative liability - warrants	-	-	44,572	78,712	-
Impairment of goodwill	-	(13,877,385)	-	-	-
Interest and other income	1,003	3,302	8,634	18	155
Income tax recovery / (expense)	55,243	850,280	89,521	30,761	(1,294)
Promissory note accretion and interest	-	-	(37,090)	(84,132)	(5,982)
Loss on prepaid development	-	-	-	-	(498,791)
Net income (loss)	$103,971	$(14,654,232)	$(2,592,831)	$(1,741,951)	$(3,156,302)

Basic and diluted net income (loss) per share from continuing operations	$0.00	$(0.12)	$(0.04)	$(0.03)	$(0.05)
Weighted average common shares outstanding	131,124,989	121,208,912	72,111,456	61,730,928	58,227,957

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

OVERVIEW

KIDOZ Inc. (TSXV: KIDZ) (the "Company") is a kid-tech software developer and owner of the KIDOZ Safe Ad Network (www.KIDOZ.net), the Kidoz Kid-Mode Operating System, the Kidoz Publisher SDK, the Rooplay edu-games platform (www.rooplay.com), and the Rooplay Originals games library. We help create a free and safe internet for children, by enabling content producers to monetize their apps and video with safe, relevant, and fun ads. Our commitment to children's privacy and safety has created one of the fastest growing mobile networks in the world.

Kidoz owns and develops the leading kid-focused advertising network that compliantly reaches kids and families on mobile devices - 300+ million users worldwide.  In 2020, Kidoz secured a leadership position in Safe Mobile Advertising for the kids and pre-teen markets.  As mobile is increasingly the dominant entertainment platform used by kids of all ages, Kidoz is experiencing record user growth and advertiser demand.  Advertisers can no longer reach children effectively on broadcast television and have increased both the frequency and size of advertising campaigns with Kidoz.

The decline of traditional linear television replaced by streaming platforms that are largely free of advertising creates a difficult challenge for advertisers.  The one trend that is arguably more powerful than the decline of television, is the rise and popularity of mobile devices and mobile entertainment.  In the report "Deconstructing Mobile & Tablet Gaming" published by The NDP Group Inc. it was found that, of the 303.7 million total mobile users in the US and Canada in 2020, 238.7 million were active mobile gamers.  This represents 79% of the North American population who use mobile devices to play mobile apps.

Kidoz offers advertisers high performance video media and interactive advertising opportunities.  As Kidoz users are frequently playing games when presented advertising, they are receptive to play with interactive ad formats which are highly coveted by advertisers.  Advertisers pay high premiums for custom playable advertisements that are built by Kidoz's dedicated studio.  These interactive ads have provided advertising clients with innovative opportunities to put digital versions of their products into the hands of kids at the precise time they are open to trying new experiences.

Increased regulation in mobile apps and digital advertising also benefit Kidoz.  Historically, mobile advertising was open to all networks and to the highest bidder for an ad opportunity.  However, regulations such as COPPA and GDPR and increased pressure from the platform owners Apple and Google have forced apps to segment their traffic into kids and adults.  This trend has increased the addressable market for Kidoz and this powerful trend has only just begun.  As more apps continue to adopt age segmentation and more regulation is applied to the networks that can reach this market, Kidoz gains.

Building on our performance in 2020, we plan to continue our successful growth strategies in 2021.  Our sales, product, and operational strategies are custom fit to match the favourable regulatory, consumer, and technological trends occurring in the market.  As developments in privacy laws in almost every country worldwide look to provide additional protection to digital minors by controlling digital services and, potentially in some cases, raising the age of minority, Kidoz's importance in the eco-system increases.  For consumers, the ubiquity of mobile devices and increasing mobile usage is a long established trend.  For children growing up in a digital world mobile is their preferred device and with kids representing more than thirty percent of internet users globally, children are a consumer segment of immense size and influence.

Additionally, while the focus of the Company is the development and expansion of the KIDOZ Safe Ad Network, this is a relatively small portion of the $1.7 billion advertising market. It is our intention to explore expanding, either through additional uses of our new technology platforms for the entire mobile advertising market, or via synergistic M&A.

Kidoz's mobile products include the Kid Mode Operating System installed on millions of OEM tablets worldwide, Rooplay (www.rooplay.com) the cloud-based EduGame system for kids to learn and play, Garfield's Bingo (www.garfieldsbingo.com) live on Facebook Messenger, Android, and iOS; and Trophy Bingo (www.trophybingo.com), live across mobile platforms.  '

CRITICAL ACCOUNTING POLICIES

The following discussion of critical accounting policies is intended to supplement the Summary of Significant Accounting Policies presented as Note 2 to our audited consolidated financial statements presented elsewhere in this report.  Note 2 summarizes the accounting policies and methods used in the preparation of our consolidated financial statements. The policies discussed below were selected because they require the more significant judgments and estimates in the preparation and presentation of our financial statements. On an ongoing basis, management evaluates these judgments and estimates, including whether there are any uncertainties as to compliance with the revenue recognition criteria described below, and recoverability of long-lived assets, as well as the assessment as to whether there are contingent assets and liabilities that should be recognized or disclosed for the consolidated financial statements to fairly present the information required to be set forth therein. We base our estimates on historical experience, as well as other events and assumptions that are believed to be reasonable at the time. Actual results could differ from these estimates under different conditions.

We consider the following accounting policies to be both those most important to the portrayal of our financial condition and require the most subjective judgment:

- Revenue recognition;

- Software development;

- Impairment of long-lived assets

- Goodwill

Revenue Recognition'

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

Disaggregation of Revenue

All of the Company's performance obligations, and associated revenue, are generally transferred to customers at a point in time. The Company has the following revenue streams:

1)   Ad tech advertising revenue - The Company generally offers these services under a customer contract Cost-per-Impression (CPM), Cost-Per-Install (CPI) arrangements, Cost per completed video view (CPC) and/or Cost-Per-Action (CPA) arrangements with third-party advertisers and developers, as well as advertising aggregators, generally in the form of insertion orders that specify the type of arrangement (as detailed above) at particular set budget amounts/restraints. These advertiser customer contracts are generally short term in nature at less than one year as the budget amounts are typically spent in full within this time period. These agreements typically include the delivery of Ad tech advertising through partner networks, defined as publishers / developers, to home screens of devices and agree on whose results will be relied on from a revenue point of view.

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

The Company also has relationships with certain advertising service providers for advertisements within smartphone games and revenue from these advertising providers is generated through impressions, click-throughs, banner ads, and offers. Offers are the type of advertisements where the players are rewarded with virtual currency for completing specified actions, such as downloading another application, watching a short video, subscribing to a service or completing a survey. The Company has determined the advertising buyer to be its customer and displaying the advertisements within the mobile games is identified as the single performance obligation. Revenue from advertisements and offers are recognized at the point-in-time the advertisements are displayed in the game or the offer has been completed by the user as the customer simultaneously receives and consumes the benefits provided from these services.

Software Development Costs

The Company expensed all software development costs as incurred for the year ended December 31, 2020 and 2019.  As at December 31, 2020 and 2019, all capitalized software development costs have been fully amortized and the Company has no capitalized software development costs.

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

Total software development costs were $8,880,753 as at December 31, 2020 (2019 - $7,730,851).

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

The Company identified the following intangible assets in the acquisition of Kidoz Ltd. (Note 3 of the consolidated financial statements). Intangible assets are recorded at cost less accumulated amortization. Amortization is provided for annually on the straight-line method over the following periods:

Amortization period
Ad Tech technology	5 years
Kidoz OS technology	3 years
Customer relationships	8 years

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

The goodwill impairment test is used to identify both the existence of impairment and the amount of impairment loss and compares the fair value of a reporting unit with its carrying amount and is based on discounted future cash flows, based on market multiples applied to free cash flow. The determination of the fair value of our reporting units requires management to make significant estimates and assumptions including the selection of control premiums, discount rates, terminal growth rates, forecasts of revenue and expense growth rates, income tax rates, changes in working capital, depreciation, amortization and capital expenditures. Changes in assumptions concerning future financial results, exogenous market conditions, or other underlying assumptions could have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

During the year ended December 31, 2020, the Company deemed there was no impairment of the goodwill, compared to the year ended December 31, 2019, when the Company deemed there was impairment and recognized an impairment charge of $13,877,385.

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

		Three Months Ended
	December 31, 2020	September 30 2020	June 30 2020	March 31 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$3,507,250	$1,919,973	$736,827	$983,979

Cost of sales	1,843,936	1,005,316	411,058	539,804
Gross profit	1,663,314	914,657	325,769	444,175

Operating expenses and other income / (expenses)	(824,706)	(657,338)	(545,747)	(706,768)
Depreciation and amortization	(141,191)	(140,685)	(141,421)	(141,331)
Income (Loss) before income taxes	697,417	116,634	(361,399)	(403,924)

Income tax recovery	55,243	-	-	-
Income (Loss) after tax	$752,660	$116,634	(361,399)	(403,924)

Basic and diluted Income (loss) per share	$0.01	$0.00	$(0.00)	$(0.00)

Weighted average common shares, basic	131,124,989	131,124,989	131,124,989	131,124,989
Weighted average common shares, diluted	131,275,099	131,124,989	131,124,989	131,124,989

		Three Months Ended
	December 31, 2019	September 30 2019	June 30 2019	March 31 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$2,122,109	$1,271,028	$818,286	$305,956

Cost of sales	1,272,639	753,987	574,324	177,961
Gross profit	849,470	517,041	243,962	127,995

Operating expenses and other income / (expenses)	(632,949)	(668,794)	(642,282)	(757,488)
Acquisition of subsidiary	-	-	4,835	(195,063)
Depreciation and amortization	(462,221)	(5,074)	(4,811)	(1,748)
Impairment of goodwill	(13,877,385)	-	-	-
Loss before income taxes	(14,123,085)	(156,827)	(398,296)	(826,304)

Income tax recovery	752,385	97,895	-	-
Loss after tax	$(13,370,700)	$(58,932)	(398,296)	(826,304)

Basic and diluted loss per share	$(0.11)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares, basic and diluted	131,124,989	131,124,989	131,124,989	90,909,789

Our financial statements and related schedules are described under "Item 8. Financial Statements".

RESULTS OF OPERATIONS

Years Ended December '31, 2020 and 2019

            Revenue

Total revenue, net of platform fees (to Apple, Google and Amazon) and withholding taxes, for the year ended December 31, 2020 increased to $7,148,029, an increase of 58% over total revenue net of fees and withholding taxes of $4,517,379 for fiscal 2019.  Ad Tech advertising revenue for the year ended December 31, 2019, was $6,748,064 an increase of 76% over Ad Tech advertising revenue of $3,828,914 for fiscal 2019.  Content revenue for year ended December 31, 2020 decreased to $399,965, a decrease of 42% over content revenue of $688,465 for fiscal 2019.  The increase in total revenue over fiscal 2019 is due to the growth of our advertising customers and our growing publisher reach. The decrease in content revenue is due to the reduced OEM sales of kids tablets.

            Selling and marketing expenses

Sales and marketing expenses for the year ended December 31, 2020 were $397,948, an increase of 8% over selling and marketing expenses of $369,321 for fiscal 2019.  The increase in sales and marketing expenses over fiscal 2019 was due to additional marketing expenses.  Selling and marketing expenses consist primarily of sales staff salaries and benefits and publishing services and user acquisition costs incurred to acquire game players.

We expect to incur increased sales and marketing expenses in growing the Ad tech advertising revenue and to bring new players to Rooplay; our Rooplay Originals; and our bingo games.   There can be no assurances that these expenditures will result in increased traffic or significant additional revenue.

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our offices and development facilities, legal and professional fees, and other general corporate and office expenses. General and administrative expenses increased to $528,708 for the year ended December 31, 2020, an increase from general and administrative expenses of $526,914 in fiscal 2019.  The increase in general and administrative expenses is due an increase in fees paid to our professional advisors. The Company continues to maintain its current office space despite the large majority of our staff working from home since early March 2020.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants and benefits decreased to $470,658 for the year ended December 31, 2020, a decrease of 35% over salaries, wages, consultants and benefits of $722,741 for fiscal 2019.  The decrease in salaries, wages, consultants and benefits over fiscal 2019, is due to reduction in salaries and consultant fees as a result of COVID-19.

Depreciation and amortization

Intangible assets are amortized using a straight-line method over three to eight years.  These intangible assets include customer lists, the technology for Kidoz OS and the software development kits for advertising platform. These intangible assets are as result of the acquisition of Kidoz Ltd. The amortization for the year ended December 31, 2020, was $556,073 compared to $463,394 in fiscal 2019.

Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years.  Depreciation decreased to $8,555 during the year ended December 31, 2020, over depreciation of $10,460 in fiscal 2019. This decrease in depreciation and amortization compared to fiscal 2019, is due to the aging of equipment depreciation on new equipment.

Content and software development

We do not capitalize our development costs.  Content and software development costs of $1,149,902 were expensed for year ended December 31, 2020, an increase of 13% from content and software development costs of $1,014,041 expensed for fiscal 2019.  These increases over fiscal 2019, is due to the hiring of additional staff to facilitate the Companies continued growth and the further development of playable ads.

            Stock-based compensation expense

During the year ended December 31, 2020, the Company incurred non-cash stock compensation expenses of $158,883 compared to non-cash stock compensation expenses of $15,890 for fiscal 2019. During the year ended December 31, 2020, the Company granted 2,745,000 options at CAD$0.45 per option. There were no options granted in fiscal 2019.  The options granted in fiscal 2020, are issued to consultants and employees as per the Company's 2015 Rolling Stock Option Plan.

Other income and expenses

During the year ended December 31, 2020, the Company has a foreign exchange gain of $32,856 compared to foreign exchange gain of $26,008 in the prior year. These gains are due to the exchange rate movements of the US Dollar compared to the Pound Sterling, Israeli Shekel and the Canadian Dollar.

During the year ended December 31, 2020, we received interest income of $1,003 compared to interest income of $3,302 in the prior year. The interest income is received from bank term deposits from investing our cash. The decrease in interest income is due to lower bank account balances in interest earning bank accounts in fiscal 2020 compared to fiscal 2019.

            Acquisition of subsidiary

During the year ended December 31, 2019, the Company issued 52,450,286 shares for total consideration of $20,603,655 in the acquisition of all the issued and outstanding ordinary and preferred shares in the capital stock of Kidoz Ltd. and incurred finder's fee of $130,000 and legal expenses of $60,228.

              Amortization of right-of-use assets

On January 1, 2019, the Company adopted ASC Topic 842 using the modified retrospective transition method. Topic 842 requires the recognition of lease assets and liabilities for operating leases. The Company recognized right-of-use assets relating to the brand licenses and the Vancouver, Canada and Anguillian office rental. During the year ended December 31, 2020, the Company amortized $54,071  compared to right-of-use assets amortization of $72,416 in fiscal 2019.

              Impairment of goodwill

During the year ended December 31, 2020, the Company did not recognize any impairment of goodwill compared to recognizing the impairment of goodwill relating to the acquisition of Kidoz Ltd. of

$13,877,385 for fiscal 2019.  The Company is required to do an annual cashflow forecast in accordance with the provisions of ASC 350 Intangibles-Goodwill and Others. This cashflow forecast includes forecasting future revenues and make significant estimates and assumptions including the selection of control premiums, discount rates, terminal growth rates, forecasts of revenue and expense growth rates, exogenous market conditions, income tax rates, changes in working capital, depreciation, amortization and capital expenditures.  In fiscal 2019, the Company considered market conditions including the existing challenges to the world economy due to COVID-19 and deemed the impairment write down advisable.

            Income taxes

During the year ended December 31, 2020 and 2019, a subsidiary of the Company applied for a Canadian tax credit in relation to fiscal 2019 and 2018. The Company received a tax credit of $55,243 in fiscal 2020 and $98,075 in fiscal 2019.  This decrease is due to fewer staff working on development projects claiming the tax credit. During the year ended December 31, 2019, the Company recognized an impairment to the goodwill and realized $752,205 in deferred tax assets.

During the year ended December 31, 2005, Bingo.com, Inc. merged with its subsidiary Bingo.com, Ltd. in Anguilla, British West Indies. Anguilla is a zero-tax jurisdiction.

            Net income (loss) and income (loss) per share

The net income after taxation for the year ended December 31, 2020, amounted to $103,971 an income of $0.00 per share, compared to a net loss of ($14,654,232), a loss of $0.12 per share, in the year ended December 31, 2019.  Earnings before interest; depreciation and amortization; stock-based compensation and impairment of goodwill ("EBITDA") for the year ended December 31, 2020, amounted to $880,550 compared to EBITDA of ($779,966) in the year ended December 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $1,226,045 and working capital of $3,071,545 as at December 31, 2020. This compares to cash of $967,212 and working capital of $2,192,505 as at December 31, 2019.

During the year ended December 31, 2020, we provided cash of $256,978 in operating activities compared to using cash of $1,210,357 in the prior year.

Net cash provided by financing activities was ($23,392) in the year ended December 31, 2020, which compares to cash generated by financing activity of $1,405,422 in fiscal 2019. This cash generated by financing activity for the year ended December 31, 2019, is due to the cash raised from the private placement.

Cash of ($21,537) was used in investing activities in fiscal 2020, compared to $130,611 in the prior year. This decrease in cash used in investing activities during the year ended December 31, 2020 compared to fiscal 2019, is due to the acquisition of Kidoz Ltd during the year ended December 31, 2019.

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

            Off Balance Sheet Arrangements

We did not have any Off Balance sheet arrangements for the year ended December 31, 2020 and 2019.

AUDIT COMMITTEE

Our audit committee consists of four directors and reports to the Board of Directors. The audit committee meets regularly throughout the year and met with the independent auditors on March 29, 2021, and approved the financial statements for the year ended December 31, 2020.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Kidoz Inc. and subsidiaries

Consolidated Financial Statements

Years ended December 31, 2020 and 2019

DAVIDSON & COMPANY LLP                        Chartered Accountants                        A Partnership of Incorporated Professionals

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Kidoz Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Kidoz Inc. (the "Company") as of December 31, 2020 and 2019, and the related consolidated statements of  operations and comprehensive loss, stockholders' equity, and cash flows for the years ended< December 31, 2020 and 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for years ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the entity is dependent upon achieving sustained profitable operations to generate sufficient cash flows to fund continued operations, and has an accumulated deficit of $40,448,481 that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

NEXIA

INTERNATIONAL

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, B.C., Canada, V7Y 1G6

Telephone (604) 687-0947 Fax (604) 687-6172

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of intangible asset and goodwill impairment analysis

As described in Notes 7 and 8 to the consolidated financial statements, the carrying amount of the Company's sole reporting unit, consisting of intangible assets and the associated goodwill, was $5,552,428 as at December 31, 2020 and is a significant portion (51%) of the Company's total assets.  As discussed in notes 2(m) and 2(n) to the consolidated financial statements, the Company performs impairment testing on an annual basis or whenever events or changes in circumstances indicate that the carrying value of a reporting unit may exceed its recoverable amount.  During the year ended December 31, 2020, the Company determined that no impairment was necessary.

We identified the evaluation of the goodwill impairment analysis as a critical audit matter.  The estimated recoverable amount of the reporting unit uses forward-looking estimates that involved a high degree of subjective auditor judgment, in addition to specialized skills and knowledge to evaluate.  The sensitivity of reasonably possible changes to those assumptions could have a significant impact on the determination of the recoverable amount of the reporting unit and the Company's assessment of impairment.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures include, among others:

       Evaluating projected earnings before interest, taxes, depreciation, and amortization ("EBITDA") by comparing historical EBITDA forecasts to actual results and by examining the historical trend analysis of both increases and decreases in actual revenues and costs as compared to forecasted amounts;

       Involving our valuation specialists to assist in testing certain significant assumptions described above, such as discount rates and long-term growth rates;

        Performing sensitivity analyses on significant assumptions to evaluate the changes in fair value that would result from changes in these assumptions;  and

        Assessing the adequacy of the associated disclosures in the financial statements.

Reliability of internally-generated reports supporting revenues

The Company uses an underlying operating system to track ad tech advertising revenue and report this information to customers and suppliers.  As disclosed in Note 2(c) of the consolidated financial statements, the Company records revenues when a customer obtains control of promised services, which in certain instances, is determined by the Company's underlying operating and ad tech systems.

We identified relying on internally-generated reports as a critical audit matter.  Assessing the reliability of information produced by the Company as audit evidence requires significant judgment with respect to testing and evaluating the information to determine if it is sufficient and appropriate for purposes of the audit.  Auditing the Company's accounting for revenue from contracts with customers was challenging and complex due to the dependency on these internally-generated reports.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures include, among others:

       Testing, on a sample basis, the completeness and accuracy of the underlying data within the Company's billing system;

       Testing, on a sample basis, credit notes issued to customers to determine if there is a history of modification;

       Comparing the Company's internally-generated reports to similar reports as provided by key customers to determine if any difference were within an acceptable range of variance; and

       Confirming, on a sample basis, revenues directly with customers.

We have served as the Company's auditor since 2010.

"DAVIDSON & COMPANY LLP"

Vancouver, Canada	Chartered Professional Accountants
March 31, 2021

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Consolidated Balance Sheets

As at December 31,	2020	2019
Assets
Current assets:
Cash	$1,226,045	$967,212
Accounts receivable, less allowance for doubtful accounts $55,660 (2019 - $53,708) (Note 4)	3,933,540	2,392,778
Prepaid expenses (Note 5)	89,970	109,914
Total Current Assets	5,249,555	3,469,904

Equipment (Note 6)	21,839	27,182
Goodwill (Note 8)	3,301,439	3,301,439
Intangible assets (Note 7)	2,250,989	2,807,062
Long term cash equivalent	31,392	38,412
Operating lease right-of-use assets (Note 15)	106,315	134,914
Security deposit	7,600	7,727
Deferred tax asset, less valuation allowance of $330,249 (December 31, 2019 - $369,729) (Note 14)	-	-

Total Assets	$10,969,129	$9,786,640

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,722,066	$851,866
Accrued liabilities	375,089	287,698
Accounts payable and accrued liabilities - related party (Note 16)	50,772	112,120
Operating lease liabilities - current portion (Note 15)	30,083	25,715
Total Current Liabilities	2,178,010	1,277,399

Government CEBA loan (Note 10)	47,089	-
Operating lease liabilities - non-current portion (Note 15)	73,835	101,900
Total Liabilities	2,298,934	1,379,299

Commitments (Note 13)

Stockholders' Equity (Note 11):
Common stock, no par value, unlimited shares authorized, 131,124,989 shares issued and outstanding (December 31, 2019 - 131,124,989)	49,094,096	48,935,213
Accumulated deficit	(40,448,481)	(40,552,452)
Accumulated other comprehensive income: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	8,670,195	8,407,341

Total Liabilities and Stockholders' Equity	$10,969,129	$9,786,640

See accompanying notes to consolidated financial statements.

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Operations and Comprehensive Loss

Years ended December 31,	2020	2019

Revenue:
Ad tech advertising revenue	$6,748,064	$3,828,914
Content revenue	399,965	688,465
Total revenue	7,148,029	4,517,379

Cost of sales:	3,800,114	2,778,911
Total cost of sales	3,800,114	2,778,911

Gross profit	3,347,915	1,738,468

Operating expenses:
Acquisition of subsidiary - transaction costs (Note 3)	-	190,228
Amortization of operating lease right-of-use assets (Note 15)	54,071	72,416
Depreciation and amortization (Note 6 and 7)	564,628	473,854
Directors fees	8,248	9,500
General and administrative (Note 18)	528,708	526,914
Salaries, wages, consultants and benefits	470,658	722,741
Selling and marketing	397,948	369,321
Stock-based compensation (Note 11)	158,883	15,890
Content and software development (Note 9)	1,149,902	1,014,041
Total operating expenses	3,333,046	3,394,905

Income (loss) before other income (expense) and income taxes	14,869	(1,656,437)

Other income (expense):
Foreign exchange gain	32,856	26,008
Impairment of goodwill (Note 8)	-	(13,877,385)
Interest and other income	1,003	3,302

Net income (loss) before income taxes	48,728	(15,504,512)

Income tax recovery (Note 14)	55,243	850,280

Net income (loss) after tax	$103,971	$(14,654,232)

Other comprehensive income (loss)	-	-

Comprehensive income (loss)	$103,971	$(14,654,232)

Basic and diluted income (loss) per common share (Note 2)	$0.00	$(0.12)

Weighted average common shares outstanding, basic (Note 2)	131,124,989	121,208,912
Weighted average common shares outstanding, diluted (Note 2)	131,124,989	121,208,912

See accompanying notes to consolidated financial statements.

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Stockholders' Equity

Years ended December 31, 2020 and 2019

	Common stock			Accumulated Other Comprehensive income
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2018	73,674,703	$26,552,468	($25,898,220)	$24,580	$678,828

Acquisition of subsidiary	52,450,286	20,603,655			20,603,655

Private placement	5,000,000	2,000,000	-	-	2,000,000

Share issuance costs	-	(236,800)	-	-	(236,800)

Stock-based compensation	-	15,890	-	-	15,890

Net loss	-	-	(14,654,232)	-	(14,654,232)
Balance, December 31, 2019	131,124,989	$48,935,213	($40,552,452)	$ 24,580	$8,407,341

Stock-based compensation	-	158,883	-	-	158,883

Net income	-	-	103,971	-	103,971
Balance, December 31, 2020	131,124,989	$49,049,096	($40,448,481)	$ 24,580	$8,670,195

See accompanying notes to consolidated financial statements.

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Cash Flows

Years ended December 31,	2020	2019
Cash flows from operating activities:
Net income (loss)	$103,971	$(14,654,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	564,628	473,854
Amortization of operating lease right-of-use assets	54,071	72,416
Deferred income tax recovery	-	(752,205)
Impairment of goodwill	-	13,877,385
Stock-based compensation	158,883	15,890

Changes in operating assets and liabilities:
Accounts receivable	(1,540,762)	(963,129)
Prepaid expenses	19,944	25,004
Accounts payable and accrued liabilities	896,243	694,660
Net cash provided by (used in) operating activities	256,978	(1,210,357)

Cash flows from investing activities:
Acquisition of equipment	(3,212)	(6,514)
Acquisition of subsidiary	-	183,264
Long-term cash equivalent	7,020	(38,412)
Payments on right-of-use assets	(25,472)	-
Security deposits	127	(7,727)
Net cash (used in) provided by investing activities	(21,537)	130,611

Cash flows from financing activities:
Government CEBA loan	47,089	-
Private placement, net	-	1,763,200
Payments on operating lease liabilities	(23,697)	(79,715)
Repayment of short-term loan (Note 3)	-	(278,063)
Net cash provided by financing activities	23,392	1,405,422

Change in cash	258,833	325,676

Cash, beginning of year	967,212	641,536
Cash, end of year	$1,226,045	$967,212

Supplementary information:
Interest paid	$-	$1,367
Income taxes recovery	$(55,243)	$(98,075)

Non-cash investing activity - operating lease right-of-use assets	$-	$(202,031)
Non-cash investing activity - operating lease liabilities	$-	$202,031

See accompanying notes to consolidated financial statements.

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2020 and 2019

1.  Introduction:

Nature of business

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

Kidoz Ltd.'s other mobile products, Garfield's Bingo (www.garfieldsbingo.com), and Trophy Bingo (www.trophybingo.com), are free-to-play mobile games live in the Apple, Google and Amazon App Stores.  The Company has generated revenue to-date from players making in-app purchases in Trophy Bingo and Garfield's Bingo.

Continuing operations

These consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported income from operations for the year ended December 31, 2020 and losses from operations for the year ended December 31, 2019 and has an accumulated deficit of $40,448,481 as at December 31, 2020.  This raises substantial doubt about the Company's ability to continue as a going concern.

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

Management continues to review operations in order to identify additional strategies designed to generate cash flow, improve the Company's financial position, and enable the timely discharge of the Company's obligations.  If management is unable to identify sources of additional

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2020 and 2019

1.  Introduction: (Continued)

cash flow in the short term, it may be required to further reduce or limit operations.

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, has led to an economic downturn. It has also disrupted the normal operations of many businesses, including the Company's. In early March 2020, the Company's employees commenced working from home and commenced social distancing. This outbreak has affected spending, thereby affecting demand for the Company's product and the Company's business and results of operations. It is not possible for the Company to predict the duration or magnitude of the outbreak and at this time its full effects on the Company's business, its future results of operations, or ability to raise funds.

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

Years ended December 31, 2020 and 2019

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

Significant areas requiring the use of estimates include the collectability of accounts receivable, the valuation of stock-based compensation, the valuation of deferred tax assets, the useful lives of intangible assets, the determination of the fair value of goodwill after impairment, and the estimated interest rate of 12% for the license right-of-use assets and 4.12% - 5% for the rental units right-of-use asset. Actual results may differ significantly from these estimates.

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

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2020 and 2019

2.    Summary of significant accounting policies: (Continued)

(c)    Revenue recognition: (Continued)

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

Disaggregation of Revenue

All of the Company's performance obligations, and associated revenue, are generally transferred to customers at a point in time. The Company has the following revenue streams:

1)      Ad tech advertising revenue - The Company generally offers these services under a customer contract Cost-per-Impression (CPM), Cost-Per-Install (CPI) arrangements, Cost per completed video view (CPC) and/or Cost-Per-Action (CPA) arrangements with third-party advertisers and developers, as well as advertising aggregators, generally in the form of insertion orders that specify the type of arrangement (as detailed above) at particular set budget amounts/restraints. These advertiser customer contracts are generally short term in nature at less than one year as the budget amounts are typically spent in full within this time period. These agreements typically include the delivery of Ad tech advertising through partner networks, defined as publishers / developers, to home screens of devices and agree on whose results will be relied on from a revenue

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2020 and 2019

2.    Summary of significant accounting policies: (Continued)

(c)    Revenue recognition: (Continued)

point of view.  The Company has concluded that the delivery of the Ad tech advertising is delivered at a point in time and, as such, has concluded these deliveries are a single performance obligation. The Company invoices fees which are generally variable based on the arrangement, which would typically include the number of impressions delivered at a specified price per application. For impressions delivered, revenue is recognized in the month in which the Company delivers the application to the end consumer or the month when the campaign ends.

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

Years ended December 31, 2020 and 2019

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

The Company also has relationships with certain advertising service providers for advertisements within smartphone games and revenue from these advertising providers is generated through impressions, click-throughs, banner ads, and offers. Offers are the type of advertisements where the players are rewarded with virtual currency for completing specified actions, such as downloading another application, watching a short video, subscribing to a service or completing a survey. The Company has determined the advertising buyer to be its customer and displaying the advertisements within the mobile games is identified as the single performance obligation. Revenue from advertisements and offers are recognized at the point-in-time the advertisements are displayed in the game or the offer has been completed by the user as the customer simultaneously receives and consumes the benefits provided from these services.

(d)   Foreign currency:

The consolidated financial statements are presented in United States dollars, the functional currency of the Company and its subsidiaries. The Company accounts for foreign currency transactions and translation of foreign currency financial statements under ASC 830, Foreign Currency Matters. Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at the transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date.

Gains and losses from restatement of foreign currency monetary and non-monetary assets and liabilities are included in operations. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in earnings.

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2020 and 2019

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

(f)  Accounts receivable:

Trade and other accounts receivable are reported at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable includes receivables from online platforms and trade receivables from customers. The Company estimates doubtful accounts on an item-by-item basis and includes over-aged accounts as part of allowance for doubtful accounts, which are generally ones that are greater than ninety-days overdue.  Bad debt expense, for the year ended December 31, 2020 was $1,952 (2019 - $2,029). (Note 4)

(g)  Equipment:

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

(h)  Software Development Costs:

The Company expensed all software development costs as incurred for the year ended December 31, 2020 and 2019.  As at December 31, 2020 and 2019, all capitalized software development costs have been fully amortized and the Company has no capitalized software development costs.

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

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2020 and 2019

2.    Summary of significant accounting policies: (Continued)

(h)  Software Development Costs: (Continued)

Total software development costs were $8,880,753 as at December 31, 2020 (2019 - $7,730,851) (Note 9).

(i)   Selling, Marketing and Advertising:

The Company expenses the cost of advertising in the period in which the advertising space or airtime is used. Advertising costs from continuing operations charged to selling and marketing expenses in 2020 totaled $397,948 (2019 - $369,321).

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

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2020	2019
Expected dividend yield	-	-
Volatility	123%	-
Risk-free interest rate	0.32%	-
Expected life of options	5 years	-
Forfeiture rate	5%	-

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

Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The operating

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2020 and 2019

2.    Summary of significant accounting policies: (Continued)

(k)  Right-of-use assets: (Continued)

lease ROU asset also includes any lease payments made and excludes lease incentives. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

The Company accounts for long-lived assets in accordance with the provisions of ASC 360, Property, Plant and Equipment and ASC 350, Intangibles-Goodwill and Others. During the periods presented, the only long-lived assets reported on the Company's consolidated balance sheet are equipment, goodwill, intangible assets and security deposits.  These provisions require that long-lived assets and certain identifiable recorded intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2020 and 2019

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

The Company identified the following intangible assets in the acquisition of  Kidoz Ltd. (Note 3). Intangible assets are recorded at cost less accumulated amortization. Amortization is provided for annually on the straight-line method over the following periods:

Amortization period
Ad Tech technology	5 years
Kidoz OS technology	3 years
Customer relationships	8 years

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

The goodwill impairment test is used to identify both the existence of impairment and the amount of impairment loss, and compares the fair value of a reporting unit with its carrying amount and is based on discounted future cash flows, based on market multiples applied to free cash flow. The determination of the fair value of our reporting units requires management to make significant estimates and assumptions including the selection of control premiums, discount rates, terminal growth rates, forecasts of revenue and expense growth rates, income tax rates, changes in working capital, depreciation, amortization and capital expenditures. Changes in assumptions concerning future financial results, exogenous market conditions, or other underlying assumptions could have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

During the year ended December 31, 2020, the Company deemed there was no impairment of the goodwill, compared to the year ended December 31, 2019, when the Company deemed there was impairment and recognized an impairment charge of $13,877,385.

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2020 and 2019

2.    Summary of significant accounting policies: (Continued)

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

(p)  Net income (loss) per share:

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

Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. A total of 5,875,750 (2019 - 3,200,750) stock options were excluded as at December 31, 2020.

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2020 and 2019

2.    Summary of significant accounting policies: (Continued)

(p)  Net income (loss) per share: (Continued)

The earnings per share data for the year ended December 31, 2020 and 2019 are summarized as follows:

	2020	2019
Income (Loss) for the year	$103,971	$(14,654,232)

Basic and diluted weighted average number of common shares outstanding	131,124,989	121,208,912

Basic and diluted income (loss) per common share outstanding	$0.00	$(0.12)

(q)  New accounting pronouncements and changes in accounting policies:

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

In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842) ("ASU 2019-01"), Codification Improvements, which aligned the new leases guidance with existing guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers. As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply. This standard is effective for fiscal years beginning after December 15, 2019. The Company adopted ASU 2019-01 as of January 1, 2020 and ASU 2019-01 has not had a material impact on the consolidated financial position or results of operations and liquidity.

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2020 and 2019

2.    Summary of significant accounting policies: (Continued)

(q)  New accounting pronouncements and changes in accounting policies: (Continued)

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes". The ASU is expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers' application of certain income tax-related guidance.  This standard is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption of this standard is permitted. The Company does not expect the adoption of this guidance will have a material impact on the Company's financial position, results of operations and liquidity.

There have been no other recent accounting standards, or changes in accounting standards, during the year ended December 31, 2020, that are of material significance, or have potential material significance, to us.

(r)  Financial instruments and fair value measurements:

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

When available, we use quoted market prices to determine fair value, and we classify such measurements within Level 1.  In some cases where market prices are not available, we make

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2020 and 2019

2.    Summary of significant accounting policies: (Continued)

(r)  Financial instruments and fair value measurements: (Continued)

use of observable market based inputs to calculate fair value, in which case the measurements are classified within Level 2.  If quoted or observable market prices are not available, fair value is based upon valuations in which one or more significant inputs are unobservable, including internally developed models that use, where possible, current market-based parameters such as interest rates, yield curves and currency rates.  These measurements are classified within Level 3.

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

3.    Acquisition of Kidoz Ltd.:

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

Years ended December 31, 2020 and 2019

3.    Acquisition of Kidoz Ltd.: (Continued)

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

The Company has estimated the following assets and liabilities were acquired with the acquisition of Kidoz Ltd.

Cash	$183,264
Accounts receivable	1,417,546
Prepaid expenses	35,179
Equipment	14,873
Accounts payable and accrued liabilities	(466,219)
Short-term loan	(278,063)
Deferred tax liability	(752,205)
Intangible assets	3,270,456
Goodwill	17,178,824

$20,603,655

The Company had a short-term loan from the Bank Leumi. The loan was secured against the receivables of the Company. The loan had an interest rate of 6.5%. During the year ended December 31, 2019, the loan was repaid in full.

4.    Accounts Receivable:

The accounts receivable as at December 31, 2020, is summarized as follows:

	2020	2019
Accounts receivable	$3,989,200	$2,446,486

Provision for doubtful accounts	(55,660)	(53,708)

Net accounts receivable	$3,933,540	$2,392,778

The Company had bank accounts with the National Bank of Anguilla. During the year ended December 31, 2016, the National Bank of Anguilla filed for chapter 11 protection. The Company expensed the balance on account of $27,666 in fiscal 2016 as a doubtful debt. The Company has a doubtful debt provision of $27,994 for existing accounts receivable.

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2020 and 2019

5.    Prepaid expenses

The Company has other prepaid expenses of $89,970 (2019 - $109,914) including leasehold improvements of $23,831 (2019 - $32,484), which is recognized as prepaid rent for the year ended December 31, 2020.

6.   Equipment:

2020	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$146,545	$130,798	$15,747
Furniture and fixtures	14,787	8,695	6,092
	$161,332	$139,493	$21,839

2019	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$143,333	$123,123	$20,210
Furniture and fixtures	14,787	7,815	6,972
	$158,120	$130,938	$27,182

Depreciation expense was $8,555 (2019 - $10,460) for the year ended December 31, 2020.

7.   Intangible assets:

2020	Cost	Accumulated amortization	Net book Value

Ad Tech technology	$1,877,415	$688,386	$1,189,029
Kidoz OS technology	31,006	18,948	12,058
Customer relationship	1,362,035	312,133	1,049,902
	$3,270,456	$1,019,467	$2,250,989

2019	Cost	Accumulated amortization	Net book Value

Ad Tech technology	$1,877,415	$312,902	$1,564,513
Kidoz OS technology	31,006	8,613	22,393
Customer relationship	1,362,035	141,879	1,220,156
	$3,270,456	$463,394	$2,807,062

Amortization expense was $556,073 (2019 - $463,394) for the year ended December 31, 2020.

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2020 and 2019

8.    Goodwill:

The changes in the carrying amount of goodwill for year ended December 31, 2020 and 2019 were as follows:

	2020	2019
Goodwill, balance at beginning of year	$3,301,439	$-

Acquisition of Kidoz Ltd. (Note 3)	-	17,178,824
Impairment of goodwill	-	(13,877,385)

Goodwill, balance at end of year	$3,301,439	$3,301,439

The Company's annual goodwill impairment analysis performed during the fourth quarter of fiscal 2020 and 2019 included a quantitative analysis of the Kidoz Ltd. reporting unit (consisting of intangible assets (Note 7) and goodwill). The reporting unit has a carrying amount of $5,552,428 (2019 $6,108,501 as at December 31, 2020.  The Company performed a discounted cash flow analysis for Kidoz Ltd. These discounted cash flow models included management assumptions for expected sales growth, margin expansion, operational leverage, capital expenditures, and overall operational forecasts. The Company classified these significant inputs and assumptions as Level 3 fair value measurements.  For fiscal 2019, these analyses led to the conclusion that the fair value of these reporting units was less than their carrying values by an amount that exceeded the carrying value of goodwill. Accordingly, for the year ended December 31, 2019, the full carrying value of the goodwill was impaired by $13,877,385. Based on the annual impairment test described above there was no additional impairment determined for fiscal 2020.

9.   Content and software development costs:

Since the year ended December 31, 2014, the Company has been developing software technology and content for our websites. This software technology and content includes the development of Trophy Bingo, a social bingo game, the license and development of Garfield Bingo, a social bingo game, the development of the Rooplay platform and the development of the Rooplay Originals games and the continued development of the KIDOZ Safe Ad Network, the KIDOZ Kid-Mode Operating System, and the KIDOZ publisher SDK.

During the year ended December 31, 2020 and 2019, the Company has expensed the development costs of all products as incurred and has expensed the following development costs.

	2020	2019
Opening total content and software development costs	$7,730,851	$6,716,810

Content and software development during the year	1,149,902	1,014,041
Closing total Content and software development costs	$8,880,753	$7,730,851

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2020 and 2019

10. Government CEBA loan:

During the year ended December 31, 2020, the Company was granted a loan of $47,089 (CAD$60,000) under the Canada Emergency Business Account (CEBA) loan program for small businesses. The CEBA loan program is one of the many incentives the Canadian Government put in place in response to COVID-19. The loan is interest free and a quarter of the loan $11,772 (CAD$20,000) is eligible for complete forgiveness if $35,317 (CAD$40,000) is fully repaid on or before December 31, 2022. If the loan cannot be repaid by December 31, 2022, it can be converted into a 3-year term loan charging an interest rate of 5%.

11.  Stockholders' Equity:

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

(a)  Common stock issuances:

Fiscal 2020

There were no common stock issuances for the year ended December 31, 2020.

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

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2020 and 2019

11.  Stockholders' Equity: (Continued)

(b)  Stock option plans: (Continued)

The Board of Directors determines the terms of the options granted, including the number of options granted, the exercise price and their vesting schedule. The maximum term possible is 10 years. Under the 2015 plan we have reserved 10% of the number of Shares of the Company issued and outstanding as of each Award Date. During the year ended December 31, 2020, the Rolling Stock Option plan was amended by inclusion of an Israeli Taxpayers Appendix.

During the year ended December 31, 2020, the Company granted to employees and consultants 2,745,000 options with an exercise price of CAD$0.45 ($0.33) expiring on June 30, 2025, of which 60,000 options were fully vested, 2,595,000 options were issued where 2.08% vests per month commencing June 30, 2021, and 90,000 options were issued where 2% vests per month commencing on grant date. 1,250,000 of these options were granted to directors and officers of the Company.

No options were granted during the year ended December 31, 2019.

Subsequent to the year ended December 31, 2020, a further 1,040,000 options were awarded where 10% vests on grant date, 15% one year following and 2% per month thereafter, with an exercise price of CAD$0.50 ($0.39) and 35,000 options were awarded which were fully vested with an exercise price of CAD$0.50 ($0.39).

A summary of stock option activity for the stock option plans for the years ended December 31, 2020 and 2019 are as follows:

	Number of options	Weighted average exercise price
Outstanding December 31, 2018	3,575,000	$0.45

Granted	-	-
Exercised	-	-
Cancelled	(374,250)	(0.41)
Outstanding December 31, 2019	3,200,750	$0.45

Granted	2,745,000	0.33
Exercised	-	-
Cancelled	(70,000)	(0.42)
Outstanding December 31, 2019	5,875,750	$0.39

The aggregate intrinsic value for options as of December 31, 2020 was $3137,250 (2019 - $nil).

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2020 and 2019

11.  Stockholders' Equity: (Continued)

(b)  Stock option plans: (Continued)

The following table summarizes information concerning outstanding and exercisable stock options at December 31, 2020:

Range of exercise prices per option	Number outstanding	Number exercisable	Expiry date
$ 0.33	2,745,000	78,000	June 30, 2025
0.40	620,000	620,000	December 20, 2021
0.42	522,750	475,250	November 8, 2022
0.42	713,000	713,000	June 4, 2023
0.50	1,275,000	1,275,000	June 4, 2023
	5,875,750	3,161,250

The Company recorded stock-based compensation of $158,883 on the 2,935,000 options granted and vested (2019 - $15,890 on the 2,130,000 options granted and vested) and as per the Black-Scholes option-pricing model, with a weighted average fair value per option grant of $0.27 (2019 - $0.29).

12. Fair value measurement:

The following table sets forth the fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy.

	Level 1	Level 2	Level 3	Total
As at December 31, 2020
Assets
Cash	$1,226,045	$-	$-	$1,226,045
Long term cash equivalent	31,392	-	-	31,392
Total assets measured and recorded at fair value	$1,257,437	$-	$-	$1,257,437

	Level 1	Level 2	Level 3	Total
As at December 31, 2019
Assets
Cash	$967,212	$-	$-	$967,212
Long term cash equivalent	38,412	-	-	38,412
Total assets measured and recorded at fair value	$1,005,624	$-	$-	$1,005,624

13. Commitments:

The Company leases office facilities in Vancouver, British Columbia, Canada, The Valley, Anguilla, British West Indies and Netanya, Israel. These office facilities are leased under operating lease agreements.

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2020 and 2019

13. Commitments: (Continued)

During the year ended December 31, 2019, the Company signed a five-year lease for a facility in Vancouver, Canada, commencing April 1, 2019 and ending March 2024. This facility comprises approximately 1,459 square feet.  The Company accounts for the lease in accordance with ASU 2016-02 (Topic 842) and recognizes a right-of-use asset and operating lease liability.

The Netanya, Israel operating lease expired on July 14, 2017 but unless 3 months' notice is given it automatically renews for a future 12 months until notice is given. During the year ended December 31, 2020, the lease was extended for a further 12 months. This facility comprises approximately 190 square metres. The Company has accounted for this lease as a short-term lease.

The Anguillan operating lease expired on April 1, 2011 but unless 3 months' notice is given it automatically renews for a further 3 months. The Company accounts for the lease in accordance with ASU 2016-02 (Topic 842) and recognizes a right-of-use asset and operating lease liability.

Minimum lease payments under these leases are approximately as follows:

2021	$73,327
2022	48,687
2023	49,832
2024	12,530

The Company paid rent expense totaling $119,055 for the year ended December 31, 2020 (2019 - $93,371).

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

As at December 31, 2020, the Company had a number of renewable license commitments with large brands, including, Garfield, Moomins, Mr. Men and Little Miss, Mr. Bean, and Peter Rabbit. These agreements have commitments to pay royalties on the revenue from the licenses

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2020 and 2019

13. Commitments: (Continued)

subject to the minimum guarantee payments. As at December 31, 2020, there were no further minimum guarantee payments commitments.

The Company expensed the minimum guarantee payments over the life of the agreement and recognized license expense of $46,841 (2019 - $56,564) for the year ended December 31, 2020.

14.  Income taxes:

Kidoz Inc. is domiciled in the tax-free jurisdiction of Anguilla, British West Indies. However certain of the Company's subsidiaries incur income taxation.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2020 and 2019, are presented below:

	2020	2019
Computed "expected" tax benefit (expense)	$(10,192)	$3,255,948
Change in statutory, foreign tax, foreign exchange rates and other	206,078	1,620,641
Permanent differences	(180,123)	(3,382,662)
Change in valuation allowance	39,480	(643,647)
Income tax recovery	$55,243	$850,280

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2020 and 2019 are presented below:

	2020	2019
Deferred tax assets:
Net operating loss carry forwards	$330,249	$369,729

Valuation Allowance	(330,249)	(369,729)
	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2020 and 2019, was $330,249 and $369,729, respectively.  The net change in the total valuation allowance was a decrease of ($39,480) for the year ended December 31, 2020 (2019 - an increase of $93,883).

As at December 31, 2020, the Company's had $2,915,457 of non-capital losses expiring through December 31, 2040.

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

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2020 and 2019

14.  Income taxes: (Continued)

During the year ended December 31, 2020, Shoal Media (Canada) Inc., a subsidiary of Kidoz Inc., received the British Columbia Interactive Digital Media Tax Credit of CAD$73,828 ($55,243) (2019 - CAD$130,145 ($98,075)) from the British Columbia Provincial Government.

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

The right-of-use assets as at December 31, 2020, is summarized as follows:

	2020	2019

Opening balance for the year	$134,914	$-
Initial recognition of operating lease right-of-use assets	-	76,557
Capitalization of operating lease right-of-use assets	-	125,474
Capitalization of additional license leases	25,472	5,299
Amortization of operating lease right-of use assets	(54,071)	(72,416)
Closing balance for the year	$106,315	$134,914

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2020 and 2019

15. Right-of-use assets: (Continued)

The operating lease as at December 31, 2020, is summarized as follows:

As at December 31, 2020	Operating lease
	Office lease	Brand licenses	Total
2021	$32,771	$-	$32,771
2022	33,916	-	33,916
2023	35,061	-	35,061
2024	8,087	-	8,087
Total lease payments	$110,555	$-	$110,555
Less: Interest	(5,917)	-	(5,917)
Present value of lease liabilities	$103,918	$-	$103,918

Amounts recognized on the balance sheet
Current lease liabilities	$30,083	$-	$30,083
Long-term lease liabilities	73,835	-	73,835
Total lease payments	$103,918	$-	$103,918

	2020	2019

Opening balance for the year	$127,615	$-
Initial recognition of operating lease liabilities	-	81,856
Operating lease liability incurred during the year	-	125,474
Payments on operating lease liabilities	(23,697)	(79,715)
Closing balance for the year	103,918	127,615
Less: current portion	(30,083)	(25,715)
Operating lease liabilities - non-current portion as at end of year	$73,835	$101,900

As of December 31, 2020, the ROU assets of $106,315 are included in non-current assets on the balance sheet, and lease liabilities of $103,918 are included in current liabilities and non-current liabilities on the balance sheet.

16. Related party transactions:

As at and for the year ended December 31, 2020, the Company has the following related party transactions:

The Company has a liability of $10,968 (2019 - $33,000) to a company owned by a current director and officer of the Company for payment of consulting fees of $112,200 (2019 - $142,000) by the current director and officer of the Company.

The Company has a liability of $nil (2019 - $9) to a current director and officer of the Company for expenses incurred.

The Company has a liability of $nil (2019 - $267) to a current director and officer of the Company for expenses incurred.

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2020 and 2019

16. Related party transactions: (Continued)

The Company has a liability of $6,098 (2019 - $19,779) to a company owned by a current director and officer of the Company for payment of consulting fees of $45,371 (2019 - $76,729) by the current director and officer of the Company.

The Company has a liability of $7,500 (2019 - $22,500) to a company owned by a current director and officer of the Company for payment of consulting fees of $95,696 (2019 - $100,000) by the current director and officer of the Company.

The Company has a liability of $12,519 (2019 - $30,974) to a current director and officer of the Company for payroll and bonuses.

The Company has a liability of $1,500 (2019 - $5,500), to independent directors of the Company for payment of director's fees. During the year ended December 31, 2020, the Company paid $8,248 (2019 - $9,500) to the independent directors in director fees.

The Company has a liability of $12,187 (2019 - $91), to an officer of the Company for payment of consulting fees and expenses incurred of $131,231 (2019 - $148,434) by the officer of the Company.

The Company has a liability of $nil (2019 - $nil), to an officer of the Company for payment of consulting fees and expenses incurred of $110,524 (2019 - $103,465) by the officer of the Company.

During the year ended December 31, 2020, the Company granted 1,250,000 (2019 - nil) options with an exercise price of CAD$0.50 ($0.39) per share, to related parties.

The Company expensed $61,701 (2019 - $479) in stock-based compensation for these options granted to related parties.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

17. Segmented information:

The Company operates in reportable business segments, the sale of Ad tech advertising and content revenue, including the sale of in-app purchases on Trophy Bingo and Garfield's Bingo; the premium purchase for Rooplay Originals and recurring subscription revenues from Rooplay and Kidoz OS and the sale of licenses of Kidoz OS.

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company's chief operating decision maker is the Co-chief executive officers. The Company and the chief decision maker view the Company's operations and manage its business as two operating segments, namely Ad tech and content revenue.

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2020 and 2019

17. Segmented information: (Continued)

The Company had the following revenue by geographical region.

	2020	2019
Ad tech advertising revenue
Western Europe	$1,911,627	$1,007,357
North America	4,702,565	2,752,955
Other	133,872	68,602

Total ad tech advertising revenue	$6,748,064	$3,828,914

Content revenue
Western Europe	$100,625	$104,741
Central, Eastern and Southern Europe	38,741	175,387
North America	182,676	326,598
Other	77,923	81,739

Total content revenue	$399,965	$688,465

Total revenue
Western Europe	$2,012,252	$1,112,098
Central, Eastern and Southern Europe	38,741	175,387
North America	4,885,241	3,079,553
Other	211,795	150,341
Total revenue	$7,148,029	$4,517,379

Equipment

The Company's equipment is located as follows:

Net Book Value	2020	2019

Anguilla	$164	$245
Canada	7,482	11,061
Israel	12,870	13,892
United Kingdom	1,323	1,984
Total equipment	$21,839	$27,182

18. General and administrative:

      General and administrative expenses were as follows:

	2020	2019

Professional fees	$183,475	$209,857
Rental	119,055	93,371
Other general and administrative expenses	226,178	223,686
Total general and administrative expenses	$528,708	$526,914

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2020 and 2019

19. Concentrations:

      Major customers

During the year ended December 31, 2020, and 2019, the Company sold Ad tech revenue; sold subscriptions on its site Rooplay; sold in-app purchases on its social bingo sites, Trophy Bingo and Garfield's Bingo and premium purchases of Rooplay Originals. During the year ended December 31, 2020, the Company had revenues of $2,661,595 and $1,551,661 from two customers (December 31, 2019 - one customer for $2,847,897) which was more than 10% of the total revenue. The Company is reliant on the Google App, iOS App and Amazon App Stores to provide a content platform for Rooplay, Trophy Bingo and Garfield's Bingo to be played thereon and certain advertising agencies for the Ad tech revenue.

20. Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash and cash equivalents with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company currently maintains a substantial portion of its day-to-day operating cash and long-term cash equivalents balances at financial institutions.  At December 31, 2020, the Company had total cash of $1,257,437 (2019 - $1,005,624) at financial institutions, where $970,453 (2019 - $661,741) is in excess of federally insured limits.

The Company has concentrations of credit risk with respect to accounts receivable, the majority of its accounts receivable are concentrated geographically in the United States amongst a small number of customers.

As of December 31, 2020, the Company had two customers, totaling $1,618,244 and $807,346 respectively who accounted for greater than 10% of the total accounts receivable. As of December 31, 2019, the Company had one customer, totaling $1,430,646 who accounted for greater than 10% of the total accounts receivable.

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

There have not been any changes in or disagreements with accountants for the years ended December 31, 2020 and 2019.

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

These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management, including our principal executive officers and principal financial officer as appropriate to allow timely decisions regarding required disclosure. However, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Our management evaluated of the effectiveness of the Company's design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(f), based on the framework set forth in the Internal Control-Integrated Framework (1992) issued by the by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, we believe that, as of December 31, 2020, the Company's internal control over financial reporting is effective under the COSO framework.

(c)        Changes in internal controls.

There were no significant changes in our internal controls or other factors that could significantly affect our internal controls during the year ended December 31, 2020, and to the date of filing this annual report.

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers as at December 31, 2020, are as follows:

Name	Age	Position	Audit Committee	Governance Committee	Compensation Committee
T. M. Williams	80	Executive Chairman
J. M. Williams	45	Co- Chief Executive Officer		X
E. Ben Tora	50	Co- Chief Executive Officer
F. Curtis	56	Non-Executive Director	X	X*	X
C. Kalborg	59	Non-Executive Director	X*	X	X
M. David	55	Non-Executive Director	X		X*
H. W. Bromley	50	Chief Financial Officer

X* - Chairman of Committee

T. M. Williams served as President, Chief Executive Officer and Chairman from August 20, 2001 until June 16, 2011.  Since June 16, 2011, Mr. Williams has served as the Executive Chairman.  Since 1984, Mr. Williams has served as a principal of T.M. Williams (ROW), Inc., a private consulting firm, and from 1993 until 2008, was Adjunct Professor, Sauder School of Business at the University of British Columbia.  From 1988 to 1991, he was President and Chief Executive Officer of Distinctive Software, Inc. in Vancouver, BC, and, upon the acquisition of that company by Electronic Arts Inc., North America's largest developer of entertainment software, he became President and Chief Executive Officer of Electronic Arts (Canada) Inc., where he continued until 1993. From 1995 to 2012, Mr. Williams was a director of YM Biosciences, Inc., a biotechnology company, until its acquisition by Gilead Sciences, Inc.  In addition, he is a director of several other private corporations.

Mr. J. M. Williams has served as Vice President, Business Development and Marketing Director from September 2001 until June 16, 2011. Mr. J.M. Williams has been a director since July 26, 2007.  From June 16, 2011 to March 9, 2019, Mr. J. M. Williams served as the sole Chief Executive Officer of the Company. Since the acquisition of Kidoz Ltd. to present he has served as Co- Chief Executive Officer.  Prior to his employment with Kidoz Inc., he was a Business Analyst with Blue Zone Inc. (a technology company) and RBC Dominion Securities. Mr. J. M. Williams has a Bachelor of Commerce degree from the University of Victoria and a Masters of Business Administration degree, specializing in strategic marketing, from the University of Warwick.  In addition, Mr. J. M. Williams is a Non-Executive Director of Adventurebox Technology AB (publ).  Mr. J. M. Williams is the son of Mr. T. M. Williams, the Company's Executive Chairman.

Mr. E. Ben Tora has served as Co-Chief Executive Officer following the acquisition by the Company of Kidoz Ltd. Mr. E. Ben Tora was a co-founder of Kidoz Ltd. and has served as its Chief Executive Officer and Chief Revenue Officer since June 2013. Previously he served as General Manager and Chief Product officer at Bluesnap (formerly Plimus), which was acquired by Great Hill Partners in 2011. Mr. E. Ben Tora holds a bachelor's degree in management and communication from the College of management in Tel Aviv. Mr. E. Ben Tora is a serial entrepreneur and senior executive in venture-backed and public Internet companies, both early and growth stage, bringing extensive experience in operating and scaling tech companies.

Ms. F. Curtis has served as a director of the Issuer since June 10, 2009. She has served as Compliance Officer and General Corporate Secretary for Counsel Limited, an Anguillian financial services corporation, since 2006. Ms. F. Curtis is the Managing Director of Counsel Limited. Ms. F. Curtis has been working in the financial services industry since 1990. She started at the brokerage firm, Burns Fry, in Toronto (now Nesbitt Burns, Bank of Montreal). She completed her Canadian Securities Course and became a licensed Securities Broker in 1992. She was educated in England, and attended the University of Toronto, Canada for her undergraduate degree. Ms. F. Curtis's MBA in Finance & International Affairs was granted by the Rotman School of Business, University of Toronto.  Ms. F. Curtis obtained her Associates Degree in Captive Insurance in 2018 https://iccie.org/.  She has also served as Chairman of the Board of Anguilla Finance (2016 - 2020), https://anguillafinance.ai/, the marketing body for Anguilla Financial Services.  Ms. F. Curtis is a Founding Member and Director of the Anguilla Compliance Association, http://anguillacomplianceassociation.org/index.html.

Mr. C. Kalborg is a 20-year licensing veteran with experience from leading game companies such as Rovio (the makers of Angry Birds) and King.com (the makers of Candy Crush). Taking on the aptly named role of licensing guru, Mr. C. Kalborg has gathered close to 50 licensees and established a network of regional agents for Candy Crush around the world. Those agents include Striker Entertainment in the U.S. and Canada; Tycoon Enterprises in Latin America (except Argentina and Brazil); Tycoon 360 in Brazil; IMC in Argentina; Mediogen in Israel; Sinerji in Turkey; Pacific Licensing Studio in Southeast Asia; Wild Pumpkin Licensing in Australia and New Zealand; PPW in greater China; and Voozclub in Korea. Mr. C. Kalborg brings a wealth of experience and a deep network in licensing and technology to Kidoz Inc. In addition, Mr. C. Kalborg is a Non-Executive Director of Flexion Mobile Plc, Fragbite, LL Games and Adventurebox Technology AB (publ).

Mr. M. David is the Chief Executive Officer of the TIBA, a global leader in Parking revenue systems. Since Mr. M. David joined TIBA in early 2016, the company has quadrupled its revenue and became the market leader in North America while maintaining high margins. Prior to TIBA, Mr. David founded several companies and served as an Executive and Board member in several more, including Kidoz Ltd., Mappo, NlightU, OzVision, TvPoint and Omnisys. Mr. David also served as deputy CEO managing Ness Technologies Inc. and as President of North America in Amdocs Limited, in both roles managing businesses of hundreds of millions of USD$ and thousands of employees around the globe. Mr. David started his career in the Israeli Airforce. He has a BA in Economics and Computer Science from Bar Ilan University in Israel, and an MBA Cum Laude from Boston University.

Mr. H. W. Bromley has served as our Chief Financial Officer since July 2002. From 2000 to 2001, Mr. Bromley was a Director and the Group Financial Officer for Agroceres & Co. Ltd. From 1995 - 1999, he was an employee of Ernst & Young working in South Africa and in the United States of America. Mr. Bromley has in addition worked for CitiBank, Unilever PLC, Gerrard, Roadhouse Interactive Ltd. and CellStop Systems Inc. Mr. Bromley is a Chartered Accountant.

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

-    Governance Committee - This committee reviews the ethics policy of the Company and ensures compliance. It will make recommendations to the board for improvement in Corporate Governance. In addition, it will be this committee to whom a whistle blower will report.

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

DIRECTOR COMPENSATION

The Non-Executive Directors receive a cash compensation for their services as members of the Board of Directors based on a compensation per meeting. During the year ended December 31, 2020, the Non-Executive Directors collectively received compensation of $8,248 (Fiscal 2019 - $9,500). The Executive directors currently do not receive cash compensation for their services as members of the Board of Directors. In addition, both the Non-Executive and the Executive Directors are reimbursed for expenses in connection with attendance at Board of Directors meetings and specific business meetings.  Directors are eligible to participate in our stock option plans. Option grants to directors are at the discretion of the Board of Directors acting upon the recommendation of the Compensation committee.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table describes the compensation we paid to our Co-Chief Executive Officers and directors (the "Named Executive Officer").

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-term Compensation
Name and Principal Position	Year	Fees	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options granted	All Other Compensation
		$	$	$	$	(#)	$
T.M. Williams -	2020	112,200	-	-	-	50,000	-
Executive	2019	132,000	10,000	-	-	-	-
Chairman (1)	2018	132,000	-	-	-	175,000	-
J. M. Williams	2020	141,067	-	-	-	50,000	-
Co-CEO (2)	2019	166,729	10,000	-	-	-	-
	2018	170,128	-	-	-	175,000	-
E. Ben Tora	2020	175,040				350,000
Co-CEO (3)	2019	114,359	125,000			-
H. W. Bromley	2020	131,231	-	-	-	50,000	-
CFO (4)	2019	138,434	10,000	-	-	-	-
	2018	109,079	-	-	-	175,000	-

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

OPTION GRANTS IN THE LAST FISCAL YEAR

During the year ended December 31, 2020, the Company granted to employees and consultants 2,745,000 options with an exercise price of CAD$0.45 (US$0.33) expiring on June 30, 2024, of which 60,000 options were fully vested, 2,595,000 options were issued where 2.08% vests per month commencing June 30, 2021, and 90,000 options were issued where 2% vests per month commencing on grant date. 1,250,000 of these options were granted to directors and officers of the Company.

During the year ended December 31, 2020, nil (2019 - nil) options were exercised. During the year ended December 31, 2020, 70,000 (2019 - 374,250) options were cancelled.

Subsequent to the year ended December 31, 2020, a further 1,040,000 options were awarded where 10% vests on grant date, 15% one year following and 2% per month thereafter, with an exercise price of CAD$0.50 (approximately $0.39) and 35,000 options were awarded which were fully vested with an exercise price of CAD$0.50 (approximately $0.39).

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

The term of the amended Williams Agreement is for a period of one year, unless terminated sooner by any of the parties under the terms and conditions contained in the amended Williams Agreement. If the amended Williams Agreement is not terminated by any of the parties, the term may be renewed for a further one-year period at the option of T.M. Williams (Row), Ltd., on substantially the same terms and conditions, by giving three months' notice in writing to the Company.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of March 31, 2021, by:

-     each person known by us to beneficially own 5% or more of our outstanding common stock;

-     each of our directors;

-     each of the Named Executive Officers; and

-     all of our directors and Named Executive Officers as a group.

In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or direct the disposition of such security. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or debentures held by that person that are currently exercisable or convertible or exercisable or convertible within 60 days of March 31, 2021, are deemed outstanding.

Percentage of beneficial ownership is based upon 131,124,989  shares of common stock outstanding at March 31, 2021. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
T. M. Williams Suite 4501 1011 West Cordova Street Vancouver, BC V6C 0B2 Canada	16,915,316	(1)	12.25%

J. M. Williams Flat 16 Bridgewater square London, EC2Y 8AG United Kingdom	1,308,200	(2)	0.95%

E. Ben Tora Haomanut 12, Poleg Industrial Park PO BOX 8517 Netanya, Israel	5,614,965	(3)	4.07%

F. Curtis Ard Na Mara, Box 1127 Anguilla, B.W. I.	350,000	(4)	0.25%

C. Kalborg Tattbyvagen 11 Saltsjobaden Sweden	300,000	(5)	0.22%

M. David Haomanut 12, Poleg Industrial Park PO BOX 8517 Netanya, Israel	1,182,991	(6)	0.86%

H. W. Bromley 3851 Edgemont Boulevard North Vancouver BC, V7R 2P9 Canada	775,000	(7)	0.56%

All directors and Named Executive Officers as a group (7 persons)	26,446,472		19.16%

Pendinas Limited Ballacarrick, Pooilvaaish Road Castletown, IM9 4PJ Isle of Man	27,839,464	(8)	20.17%

Wydler Global Equity Fund Claridenstrasse 20 Zurich, 8002 Switzerland	12,200,000	(9)	8.84%

Ordan Enterprises Ltd. (c/o Aryeh Mergi, RTCapital) 54 Ehad Haam Street Tel Aviv, 6520216, Israel	8,670,808	(10)	6.28%

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
Lool Ventures Limited Partnership 2 Tushiya Street Tel Aviv, 6721802, Israel	7,946,755	(11)	5.76%

Gai Havkin 14 Hahadas Street Hadera, 38246, Israel	7,756,590	(12)	5.62%

Norma Investment Ltd. 4/1 Sadovnicheskaya Street,115035 Moscow, Russia	7,700,752	(13)	5.58%

(1)  Includes 16,515,316 shares held directly by Mr. T. M. Williams and 300,000 shares of common stock that may be issued upon the exercise of 300,000 stock purchase options with an exercise price of CAD$0.54 (approximately US$0.42) per share and 50,000 shares of common stock that may be issued upon the exercise of 50,000 stock purchase options with an exercise price of CAD$0.45 (approximately US$0.33) per share and 50,000 shares of common stock that may be issued upon the exercise of 50,000 stock purchase options with an exercise price of CAD$0.50 (approximately US$0.39) per share.

(2)  Includes, 908,200 shares held directly by Mr. J. M. Williams and 300,000 shares of common stock that may be issued upon the exercise of 300,000 stock purchase options with an exercise price of CAD$0.54 (approximately US$0.42) per share and 50,000 shares of common stock that may be issued upon the exercise of 50,000 stock purchase options with an exercise price of CAD$0.45 (approximately US$0.33) per share and 50,000 shares of common stock that may be issued upon the exercise of 50,000 stock purchase options with an exercise price of CAD$0.50 (approximately US$0.39) per share.

(3)  Includes 5,214,965 shares held directly by Mr. E. Ben Tora and 350,000 shares of common stock that may be issued upon the exercise of 350,000 stock purchase options with an exercise price of CAD$0.45 (approximately US$0.33) per share and 50,000 shares of common stock that may be issued upon the exercise of 50,000 stock purchase options with an exercise price of CAD$0.50 (approximately US$0.39) per share.

(4)  Includes 50,000 shares held directly by Ms. F. Curtis and 300,000 shares of common stock that may be issued upon the exercise of 300,000 stock purchase options with an exercise price of CAD$0.54 (approximately US$0.42) per share and 50,000 shares of common stock that may be issued upon the exercise of 50,000 stock purchase options with an exercise price of CAD$0.50 (approximately US$0.39) per share.

(5)  Includes 300,000 shares of common stock that may be issued upon the exercise of 300,000 stock purchase options with an exercise price of CAD$0.54 (approximately US$0.42) per share and 50,000 shares of common stock that may be issued upon the exercise of 50,000 stock purchase options with an exercise price of CAD$0.50 (approximately US$0.39) per share.

(6)  Includes 543,379 shares held indirectly by Mr. M. David and 339,612 shares indirectly by a Company owned by Mr. M. David and 300,000 shares of common stock that may be issued upon the exercise of 300,000 stock purchase options with an exercise price of CAD$0.45 (approximately US$0.33) per share and 50,000 shares of common stock that may be issued upon the exercise of 50,000 stock purchase options with an exercise price of CAD$0.50 (approximately US$0.39) per share.

(7)  Includes, 375,000 shares held directly by Mr. H. W. Bromley and 300,000 shares of common stock that may be issued upon the exercise of 300,000 stock purchase options with an exercise price of CAD$0.54 (approximately US$0.42) per share and 50,000 shares of common stock that may be issued upon the exercise of 50,000 stock purchase options with an exercise price of CAD$0.45 (approximately US$0.33) per share and 50,000 shares of common stock that may be issued upon the exercise of 50,000 stock purchase options with an exercise price of CAD$0.50 (approximately US$0.39) per share..

(8)   Includes 27,839,464 shares held directly by Pendinas Ltd., a company wholly owned by Mr. G. R. Williams. Mr. G. R. Williams is not related to Mr. T. M. Williams nor Mr. J. M. Williams.

(9)   Includes 12,200,000 shares held directly by Wydler Global Equity Fund.

(10)  Includes 8,670,807 shares held directly by Ordan Enterprises Ltd.

(11)  Includes 7,756,590 shares held directly by Gai Havkin.

(12)  Includes 7,946,755 shares held directly by Lool Ventures Limited Partnership.

(13)  Includes 7,700,752 shares held directly by Norma Investment Limited.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As at and for the year ended December 31, 2020, the Company has the following related party transactions:

The Company has a liability of $10,968 (2019 - $33,000) to a company owned by a current director and officer of the Company for payment of consulting fees of $112,200 (2019 - $142,000) by the current director and officer of the Company.

The Company has a liability of $nil (2019 - $9) to a current director and officer of the Company for expenses incurred.

The Company has a liability of $nil (2019 - $267) to a current director and officer of the Company for expenses incurred.

The Company has a liability of $6,098 (2019 - $19,779) to a company owned by a current director and officer of the Company for payment of consulting fees of $45,371 (2019 - $76,729) by the current director and officer of the Company.

The Company has a liability of $7,500 (2019 - $22,500) to a company owned by a current director and officer of the Company for payment of consulting fees of $95,696 (2019 - $100,000) by the current director and officer of the Company.

The Company has a liability of $12,519 (2019 - $30,974) to a current director and officer of the Company for payroll and bonuses.

The Company has a liability of $1,500 (2019 - $5,500), to independent directors of the Company for payment of director's fees. During the year ended December 31, 2020, the Company paid $8,248 (2019 - $9,500) to the independent directors in director fees.

The Company has a liability of $12,187 (2019 - $91), to an officer of the Company for payment of consulting fees and expenses incurred of $131,231 (2019 - $148,434) by the officer of the Company.

The Company has a liability of $nil (2019 - $nil), to an officer of the Company for payment of consulting fees and expenses incurred of $110,524 (2019 - $103,465) by the officer of the Company.

During the year ended December 31, 2020, the Company granted 1,250,000 (2019 - nil) options with an exercise price of CAD$0.50 ($0.39) per share, to related parties.

The Company expensed $61,701 (2019 - $479) in stock-based compensation for these options granted to related parties.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended December 31, 2020, the Company incurred fees of $77,941 (2019 - $68,642) from the principal accountant during fiscal 2020 - Davidson & Company LLP, $77,941 of these fees related to audit fees (2019 - $68,642).

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

Date:    March 31, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By:       /s/ J. M. Williams                      Co-Chief Executive Officer                   March 31, 2021

J. M. Williams

By:       /s/ E. Ben Tora                         Co-Chief Executive Officer                   March 31, 2021

E. Ben Tora

By:       /s/ H. W. Bromley                     Chief Financial Officer                          March 31, 2021

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

4.  Kidoz Inc. 's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(c)   Evaluated the effectiveness of Kidoz Inc. 's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of December 31, 2020, covered by this annual report based on such evaluation; and

(d)   Disclosed in this report any change Kidoz Inc. 's internal control over financial reporting that occurred during Kidoz Inc. 's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Kidoz Inc. 's internal control over financial reporting; and

5.  Kidoz Inc. 's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Kidoz Inc. 's auditors and the audit committee of Kidoz Inc. 's  board of directors (or persons performing the equivalent functions):

(a)   All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Kidoz Inc. 's ability to record, process, summarize and report financial information; and

(b)   Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Signed :            /s/ J. M. Williams                                                                      Date : March 31, 2021

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

4.  Kidoz Inc. 's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(c)   Evaluated the effectiveness of Kidoz Inc. 's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of December 31, 2020, covered by this annual report based on such evaluation; and

(d)   Disclosed in this report any change Kidoz Inc. 's internal control over financial reporting that occurred during Kidoz Inc. 's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Kidoz Inc. 's internal control over financial reporting; and

5.  Kidoz Inc. 's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Kidoz Inc. 's auditors and the audit committee of Kidoz Inc. 's  board of directors (or persons performing the equivalent functions):

(a)   All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Kidoz Inc. 's ability to record, process, summarize and report financial information; and

(b)   Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Signed :            /s/ E. Ben Tora                                                              Date : March 31, 2021

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

4.  Kidoz Inc. 's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(c)   Evaluated the effectiveness of Kidoz Inc. 's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of as of December 31, 2020, covered by this annual report based on such evaluation; and

(d)   Disclosed in this report any change Kidoz Inc. 's internal control over financial reporting that occurred during Kidoz Inc. 's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Kidoz Inc. 's internal control over financial reporting; and

5.  Kidoz Inc. 's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Kidoz Inc. 's auditors and the audit committee of Kidoz Inc. 's board of directors (or persons performing the equivalent functions):

(a)   All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Kidoz Inc. 's ability to record, process, summarize and report financial information; and

(b)   Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Signed : /s/ H. W. Bromley                                                                   Date : March 31, 2021

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Kidoz Inc. . (the "Company") on Form 10-K for the period ended December 31, 2020, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. M. Williams, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        March 31, 2021

A signed original of this written statement required by Section 906 has been provided to Kidoz Inc.  and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Kidoz Inc. . (the "Company") on Form 10-K for the period ended December 31, 2020, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, E. Ben Tora, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        March 31, 2021

A signed original of this written statement required by Section 906 has been provided to Kidoz Inc.  and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.3

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Kidoz Inc. . (the "Company") on Form 10-K for the period ended December 31, 2020, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        March 31, 2021

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
31.1

Certificate of Co-Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 31, 2021.

31.2

Certificate of Co-Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 31, 2021.

31.3	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 31, 2021.
32.1	Certification from the Co-Chief Executive Officer of Kidoz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 31, 2021.
32.2	Certification from the Co-Chief Executive Officer of Kidoz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 31, 2021.
32.3	Certification from the Chief Financial Officer of Kidoz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 31, 2021.

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