Form 10-Q
period 2021-03-31
KIDOZ INC.
filed 2021-05-12
CIK 1318482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

                                                                        Emerging growth company         [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes [  ]       No  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer's common stock, no par value per share, was 131,354,989 as of May 12, 2021.

KIDOZ INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2021

PART I - FINANCIAL INFORMATION

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Consolidated Balance Sheets

(Unaudited)

As at December 31,	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash	$1,611,592	$1,226,045
Accounts receivable, less allowance for doubtful accounts $54,661 (December 31, 2020 - $55,660) (Note 3)	2,389,012	3,933,540
Prepaid expenses	136,633	89,970
Total Current Assets	4,137,237	5,249,555

Equipment (Note 4)	21,290	21,839
Goodwill (Note 6)	3,301,439	3,301,439
Intangible assets (Note 5)	2,111,971	2,250,989
Long term cash equivalent	31,766	31,392
Operating lease right-of-use assets (Note 12)	88,806	106,315
Security deposit	7,691	7,600

Total Assets	$9,700,200	$10,969,129

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$676,891	$1,722,066
Accrued liabilities	418,539	375,089
Accounts payable and accrued liabilities - related party (Note 13)	58,278	50,772
Operating lease liabilities - current portion (Note 12)	32,064	30,083
Total Current Liabilities	1,185,772	2,178,010

Government CEBA loan (Note 8)	47,650	47,089
Operating lease liabilities - non-current portion (Note 12)	66,606	73,835
Total Liabilities	1,300,028	2,298,934

Commitments (Note 11)

Stockholders' Equity (Note 9):
Common stock, no par value, unlimited shares authorized, 131,124,989 shares issued and outstanding (December 31, 2020 - 131,124,989)	49,171,117	49,094,096
Accumulated deficit	(40,795,525)	(40,448,481)
Accumulated other comprehensive income: Foreign currency translation adjustment	24,580	24,580
Total Stockholders' Equity	8,400,172	8,670,195

Total Liabilities and Stockholders' Equity	$9,700,200	$10,969,129

See accompanying notes to the consolidated financial statements.

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Operations and Comprehensive Loss

For Periods Ended March 31, 2021 and 2020

(Unaudited)

	2021	2020

Revenue:
Ad tech advertising revenue	$1,504,300	$895,555
Content revenue	53,642	88,424
Total revenue	1,557,942	983,979

Cost of sales:	872,901	539,804
Total cost of sales	872,901	539,804

Gross profit	685,041	444,175

Operating expenses:
Amortization of operating lease right-of-use assets (Note 12)	17,509	15,372
Depreciation and amortization (Notes 4 & 5)	141,832	141,331
Directors fees	2,000	2,500
General and administrative	157,695	143,255
Salaries, wages, consultants and benefits	132,242	136,240
Selling and marketing	128,688	115,707
Stock-based compensation (Note 9)	77,021	541
Content and software development (Note 7)	337,293	284,723
Total operating expenses	994,280	839,669

Loss before other income (expense) and income taxes	(309,239)	(395,494)

Other income (expense):
Foreign exchange loss	(37,805)	(8,704)
Interest and other income	-	274

Loss before income taxes	(347,044)	(403,924)

Income tax expense	-	-
Loss after tax	(347,044)	(403,924)

Other comprehensive income (loss)	-	-

Comprehensive loss	$(347,044)	$(403,924)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic	131,124,989	131,124,989
Weighted average common shares outstanding, diluted	131,124,989	131,124,989

See accompanying notes to the consolidated financial statements.

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Stockholders' Equity

For the periods ended March 31, 2021 and 2020

(Unaudited)

	Three-Month period Ended March 31, 2021
	Common stock			Accumulated Other Comprehensive income
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2020	131,124,989	$49,094,096	($40,448,481)	$ 24,580	$8,670,195

Stock-based compensation	-	77,021	-	-	77,021
Net loss and comprehensive loss	-	-	(347,044)	-	(347,044)
Balance, March 31, 2021	131,124,989	$49,171,117	($40,795,525)	$ 24,580	$8,400,172

	Three-Month period Ended March 31, 2020
	Common stock			Accumulated Other Comprehensive income
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders' Equity
Balance, December 31, 2019	131,124,989	$48,935,213	$ (40,552,452)	$ 24,580	$8,407,341

Stock-based compensation	-	541	-	-	541
Net loss and comprehensive loss	-	-	(403,924)	-	(403,924)
Balance, March 31, 2020	131,124,989	$48,935,754	$ (40,956,376)	$ 24,580	$8,003,958

See accompanying notes to the consolidated financial statements.

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Cash Flows

For the Three month period ended March 31, 2021 and 2020

(Unaudited)

	2021	2020
Cash flows from operating activities:
Net loss	$(347,044)	$(403,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	141,832	141,331
Amortization of operating lease right-of-use assets	17,509	15,372
Stock-based compensation	77,021	541
Realized foreign exchange loss	96	-

Changes in operating assets and liabilities:
Accounts receivable	1,544,528	311,301
Prepaid expenses	(46,663)	(1,173)
Accounts payable and accrued liabilities	(994,219)	(464,052)
Net cash provided by (used in) operating activities	393,060	(400,604)

Cash flows from investing activities:
Acquisition of equipment	(2,265)	-
Long-term cash equivalent	-	3,130
Acquisition of right-of-use assets	-	(8,668)
Security deposits	-	629
Net cash used in investing activities	(2,265)	(4,909)

Cash flows from financing activities:
Proceeds of short-term loan	200,000	-
Repayment of short-term loan	(200,000)	-
Payments on operating lease liabilities	(5,248)	(16,187)
Government CEBA loan	-	-
Net cash used in financing activities	(5,248)	(16,187)

Change in cash	385,547	(421,700)

Cash, beginning of period	1,226,045	967,212
Cash, end of period	$1,611,592	$545,512

Supplementary information:
Interest paid	$987	$-
Income taxes recovery	$-	$-

See accompanying notes to the consolidated financial statements.

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2021 and 2020

(Unaudited)

1.         Basis of Presentation:

The accompanying unaudited interim consolidated financial statements have been prepared by Kidoz Inc. ("the Company") in conformity with accounting principles generally accepted in the United States of America ("US GAAP") applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations.  In the opinion of management, the unaudited interim consolidated financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented.  All adjustments are of a normal recurring nature, except as otherwise noted below.  These unaudited interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2020, included in the Company's Annual Report on Form 10-K, filed March 31, 2021, with the Securities and Exchange Commission.  The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Continuing operations

These unaudited interim consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses from operations for the Three Months ended March 31, 2021 and 2020 and has an accumulated deficit of $40,795,525 as at March 31, 2021.  These material uncertainties raise substantial doubt about the Company's ability to continue as a going concern.

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

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, has led to an economic downturn. It has also disrupted the normal operations of many businesses, including the Company's. In early March 2020, the Company's employees commenced working from home and commenced social distancing. This outbreak has affected spending, thereby affecting demand for the

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2021 and 2020

(Unaudited)

1.         Basis of Presentation: (Continued)

Company's product and the Company's business and results of operations. It is not possible for the Company to predict the duration or magnitude of the outbreak and at this time its full effects on the Company's business, its future results of operations, or ability to raise funds.

2.         Summary of significant accounting policies:

(a)     Basis of presentation:

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") applicable to annual financial information and with the rules and regulations of the United States Securities and Exchange Commission. The financial statements include the accounts of the Company's subsidiaries:

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

(b)     Use of estimates:

The preparation of unaudited interim consolidated financial statements in conformity with US GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and recognized revenues and expenses for the reporting periods.

Significant areas requiring the use of estimates include the collectability of accounts receivable, the valuation of stock-based compensation, the valuation of deferred tax assets, the useful lives of intangible assets, and the estimated interest rate of 12% for the license right-of-use assets and 4.12% - 5% for the rental units right-of-use asset. Actual results may differ significantly from these estimates.

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2021 and 2020

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

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2021 and 2020

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(c)  Revenue recognition: (Continued)

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

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2021 and 2020

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(c)  Revenue recognition: (Continued)

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

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2021 and 2020

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(c)  Revenue recognition: (Continued)

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

(d) Software development costs:

The Company expensed all software development costs as incurred for the period ended March 31, 2021 and 2020.  As at March 31, 2021 and 2020, all capitalized software development costs have been fully amortized and the Company has no capitalized software development costs.

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

As at March 31, 2021 and December 31, 2020, all capitalized software development costs have been fully amortized and the Company has no capitalized software development costs.

Total software development costs were $9,218,046 as at March 31, 2021 (December 31, 2020 - $8,880,753).

(e) Impairment of long-lived assets and long-lived assets to be disposed of:

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

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2021 and 2020

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(f)  Goodwill:

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

During the year ended December 31, 2020, the Company deemed there was no impairment of the goodwill.

(g)  New accounting pronouncements and changes in accounting policy:

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

There have been no other recent accounting standards, or changes in accounting standards, during the period ended March 31, 2021, as compared to the recent accounting standards described in the Annual Report, that are of material significance, or have potential material significance, to us.

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2021 and 2020

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(h)  Financial instruments and fair value measurements:

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

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2021 and 2020

(Unaudited)

2.         Summary of significant accounting policies: (Continued)

(h)  Financial instruments and fair value measurements: (Continued)

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

3.           Accounts receivable:

The accounts receivable as at March 31, 2021, is summarized as follows:

	March 31, 2021	December 31, 2020
Accounts receivable	$2,443,673	$3,989,200
Expected credit losses	(54,661)	(55,660)

Net accounts receivable	$2,389,012	$3,933,540

The Company had bank accounts with the National Bank of Anguilla. During the year ended December 31, 2016, the National Bank of Anguilla filed for chapter 11 protection. The Company expensed the balance on account of $27,666 in fiscal 2016 as a doubtful debt. Additionally, the Company has a doubtful debt provision of $26,995 for existing accounts receivable.

4.           Equipment:

March 31, 2021	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$148,810	$133,400	$15,410
Furniture and fixtures	14,787	8,907	5,880
	$163,597	$142,307	$21,290

December 31, 2020	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$146,545	$130,798	$15,747
Furniture and fixtures	14,787	8,695	6,092
	$161,332	$139,493	$21,839

Depreciation expense was $2,814 (March 31, 2020 - $2,313) for the quarter ended March 31, 2021.

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2021 and 2020

(Unaudited)

5.           Intangible assets:

March 31, 2021	Cost	Accumulated depreciation	Net book Value

Ad Tech technology	$1,877,415	$782,256	$1,095,159
Kidoz OS technology	31,006	21,532	9,474
Customer relationship	1,362,035	354,697	1,007,338
	$3,270,456	$1,158,485	$2,111,971

December 31, 2020	Cost	Accumulated amortization	Net book Value

Ad Tech technology	$1,877,415	$688,386	$1,189,029
Kidoz OS technology	31,006	18,948	12,058
Customer relationship	1,362,035	312,133	1,049,902
	$3,270,456	$1,019,467	$2,250,989

Amortization expense was $139,018 (March 31, 2020 - $139,018) for the quarter ended March 31, 2021.

6.           Goodwill:

The changes in the carrying amount of goodwill for the periods ended March 31, 2021, and 2020 were as follows:

	March 31, 2021	December 31, 2020
Goodwill, balance at beginning of period	$3,301,439	$3,301,439
Impairment of goodwill	-	-

Goodwill, balance at end of period	$3,301,439	$3,301,439

The Company's annual goodwill impairment analysis performed during the fourth quarter of fiscal 2020 included a quantitative analysis of Kidoz Ltd. reporting unit (consisting of intangible assets (Note 5) and goodwill). The reporting unit has a carrying amount of $5,413,410 (December 31, 2020 - $5,552,428) as at December 31, 2020. The Company performed a discounted cash flow analysis for Kidoz Ltd. for the year ended December 31, 2020. These discounted cash flow models included management assumptions for expected sales growth, margin expansion, operational leverage, capital expenditures, and overall operational forecasts. The Company classified these significant inputs and assumptions as Level 3 fair value measurements. Based on the annual impairment test described above there was no additional impairment determined for fiscal 2020.

7.           Content and software development assets:

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

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2021 and 2020

(Unaudited)

7.           Content and software development assets: (Continued)

During the period ended March 31, 2021, the Company has expensed the development costs of all its technology as incurred and has expensed the following software development costs.

	March 31, 2021	March 31, 2020
Opening total development costs	$8,880,753	$7,730,851

Development during the period	337,293	284,723
Closing total development costs	$9,218,046	$8,015,574

8.           Government CEBA loan:

During the year ended December 31, 2020, the Company was granted a loan of $47,089 (CAD$60,000) under the Canada Emergency Business Account (CEBA) loan program for small businesses. The CEBA loan program is one of the many incentives the Canadian Government put in place in response to COVID-19. The loan is interest free and a quarter of the loan CAD$20,000 is eligible for complete forgiveness if CAD$40,000 is fully repaid on or before December 31, 2022. If the loan cannot be repaid by December 31, 2022, it can be converted into a 3-year term loan charging an interest rate of 5%.

During the quarter ended March 31, 2021, the Company drew $200,000 from its line of credit with the Leumi Bank.  The loan was repaid in full during the quarter ended March 31, 2021 with interest costs of $987.

9.           Stockholders' Equity:

The holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company's ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.  The Company's common stock has no par value per common stock.

There have not been any shares issued during the quarter ended March 31, 2021 and the year ended December 31, 2020.

Subsequent to the quarter ended March 31, 2021, the Company engaged Research Capital Corporation ("RCC") as a financial and capital markets advisor. As part of the compensation for its services, RCC will receive a monthly fee of $5,162 (CAD$6,500) for its trading advisory services for a minimum of 6 months with extension by mutual agreement and a financial advisory fee to be satisfied by the issuance of 230,000 common shares of the Company. In addition, the Company granted 230,000 common share purchase warrants to RCC. Each warrant will entitle the holder thereof to purchase one common share in the capital of the Company at an exercise price of $0.78 (CAD$0.98) at any time up to 24 months following the date of issuance. Subsequent to the quarter ended March 31, 2021, The Company issued the shares and granted the warrants.

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2021 and 2020

(Unaudited)

9.           Stockholders' Equity: (Continued)

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

During the quarter ended March 31, 2021, the Company granted 1,075,000 options at CAD$0.50 ($0.39)

During the year ended December 31, 2020, the Company granted 2,745,000 options at CAD$0.45 ($0.33).

	Number of options	Weighted average exercise price
Outstanding December 31, 2019	3,200,750	$0.45

Granted	2,745,000	0.33
Exercised	-	-
Cancelled	(70,000)	(0.42)

Outstanding, December 31, 2020	5,875,750	$0.39

Granted	1,075,000	0.39
Exercised	-	-
Cancelled	(140,000)	(0.35)

Outstanding March 31, 2021	6,810,750	$0.39

The aggregate intrinsic value for options as of March 31, 2021 was $2,511,086 (December 31, 2020 - $137,250).

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2021 and 2020

(Unaudited)

9.           Stockholders' Equity: (Continued)

(b)        Stock option plans: (Continued)

The following table summarizes information concerning outstanding and exercisable stock options at March 31, 2021:

Exercise prices per share	Number outstanding	Number exercisable	Expiry date
$ 0.33	2,645,000	87,000	June 30, 2025
0.39	1,035,000	135,000	February 1, 2026
0.40	620,000	620,000	December 20, 2021
0.42	522,750	486,650	November 8, 2022
0.42	713,000	713,000	June 4, 2023
0.50	1,275,000	1,275,000	June 4, 2023
	6,810,750	3,316,650

During the quarter ended March 31, 2021, the Company recorded stock-based compensation of $77,021 on the options granted and vested (March 31, 2020 - $541) and as per the Black-Scholes option-pricing model, with a weighted average fair value per option of $0.28 (March 31, 2020 - $0.29).

Subsequent to the quarter ended March 31, 2021, a further 1,300,000 options were awarded where 2% vests per month thereafter, with an exercise price of CAD$1.02 ($0.81), expiring on April 6, 2026.

10.         Fair value measurement:

The following table sets forth the fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy.

	Level 1	Level 2	Level 3	Total
As at March 31, 2021
Assets
Cash	$1,611,592	$-	$-	$1,611,592
Long term cash equivalent	31,766	-	-	31,766
Total assets measured and recorded at fair value	$1,643,358	$-	$-	$1,643,358

	Level 1	Level 2	Level 3	Total
As at December 31, 2020
Assets
Cash	$1,226,045	$-	$-	$1,226,045
Long term cash equivalent	31,392	-	-	31,392
Total assets measured and recorded at fair value	$1,257,437	$-	$-	$1,257,437

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2021 and 2020

(Unaudited)

11.         Commitments:

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

The minimum lease payments under these operating leases are approximately as follows:

2021	$49,129
2022	49,267
2023	50,426
2024	12,679

The Company paid rent expense totaling $32,419 for the quarter ended March 31, 2021 (March 31, 2020 - $25,873).

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

As at March 31, 2021, the Company had a number of renewable license commitments with large brands, including, Garfield, Moomins, Mr. Men and Little Miss, Mr. Bean, and Peter Rabbit.

As at March 31, 2021, there are no further commitments to pay minimum guarantee payments for royalties

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2021 and 2020

(Unaudited)

11.         Commitments: (Continued)

on the revenue from the licenses.

The Company expensed the minimum guarantee payments over the life of the agreement and recognized license expense of $8,814 (March 31, 2020 - $16,882) for the quarter ended March 31, 2021.

12.         Right of use assets:

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

The right-of-use assets are summarized as follows:

	March 31, 2021	December 31, 2020

Opening balance for the period	$106,315	$134,914
Capitalization of additional license leases	-	25,472
Amortization of operating lease right-of use assets	(17,509)	(54,071)
Closing balance for the period	$88,806	$106,315

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2021 and 2020

(Unaudited)

12.         Right of use assets: (Continued)

The operating lease as at March 31, 2021, is summarized as follows:

As at March 31, 2021	Operating lease - Office lease

2021	$25,062
2022	34,284
2023	35,443
2024	8,183
Total lease payments	$102,972
Less: Interest	(4,302)
Present value of lease liabilities	$98,670

Amounts recognized on the balance sheet
Current lease liabilities	$32,064
Long-term lease liabilities	66,606

Total lease payments	$98,670

	March 31, 2021	December 31, 2020

Opening balance for the period	$103,918	$127,615
Payments on operating lease liabilities	(5,248)	(23,697)
Closing balance for the period	98,670	103,918
Less: current portion	(32,064)	(30,083)
Operating lease liabilities - non-current portion as at end of period	$66,606	$73,835

13.         Related party transactions:

The Company has a liability of $11,000 (December 31, 2020 - $10,968) to a company owned by a current director and officer of the Company for payment of consulting services rendered of $33,000 (March 31, 2020 - $33,000) by the current director and officer of the Company.

The Company has a liability of $1,795 (December 31, 2020 - $nil) to a current director and officer of the Company for expenses incurred.

The Company has a liability of $6,879 (December 31, 2020 - $6,098) to a company owned by a current director and officer of the Company for payment of consulting services rendered of $20,666 (March 31, 2020 - $18,900) by the current director and officer of the Company.

The Company has a liability of $7,500 (December 31, 2020 - $7,500) to a company owned by a current director and officer of the Company for payment of consulting services rendered of $22,500 (March 31, 2020 - $22,500) by the current director and officer of the Company.

The Company has a liability of $12,318 (December 31, 2020 - $12,519) to a current director and officer of

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2021 and 2020

(Unaudited)

13.         Related party transactions: (Continued)

the Company for payroll.

The Company has a liability of $3,500 (December 31, 2020 - $1,500), to independent directors of the Company for payment of directors' fees. During the quarter ended March 31, 2021, the Company accrued $2,000 (March 31, 2020 - $2,500) to the independent directors in director fees.

The Company has a liability of $15,286 (December 31, 2020 - $12,187), to an officer of the Company for payment of consulting services rendered and expenses incurred of $36,330 (March 31, 2020 - $40,014) by the officer of the Company.

The Company has a liability of $nil (December 31, 2020 - $nil), to an officer of the Company for payment of consulting fees and expenses incurred of $36,495 (March 31, 2020 - $28,379) by the officer of the Company.

In the quarter ended March 31, 2021, the Company issued stock options to its directors, employees, and consultants. During the quarter ended March 31, 2021, the Company incurred stock-based compensation expense of $30,311 to related parties from this stock option grant.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

14.         Segmented information:

Revenue

The Company operates in reportable business segments, the sale of Ad tech advertising and content revenue.

The Company had the following revenue by geographical region.

	Three Months ended March 31, 2021	Three Months ended March 31, 2020
Ad tech advertising revenue
Western Europe	$216,799	$334,441
North America	1,219,730	508,994
Other	67,771	52,120

Total ad tech advertising revenue	$1,504,300	$895,555

Content revenue
Western Europe	$21,839	$26,420
Central, Eastern and Southern Europe	562	32,545
North America	18,464	18,604
Other	12,777	10,855

Total content revenue	$53,642	$88,424

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2021 and 2020

(Unaudited)

14.         Segmented information: (Continued)

	Three Months ended March 31, 2021	Three Months ended March 31, 2020
Total revenue
Western Europe	$238,638	$360,861
Central, Eastern and Southern Europe	562	32,545
North America	1,238,194	527,598
Other	80,548	62,975
Total revenue	$1,557,942	$983,979

Equipment

The Company's equipment is located as follows:

Net Book Value	March 31, 2021	December 31, 2020
Anguilla	$125	$164
Canada	8,308	7,482
Israel	11,708	12,870
United Kingdom	1,149	1,323
	$21,290	$21,839

15.         Concentrations:

Major customers

During the quarter ended March 31, 2021 and 2020, the Company sold Ad tech revenue and content revenue including subscriptions on its site Rooplay, in-app purchases on its social bingo sites, Trophy Bingo and Garfield's Bingo and Rooplay Originals. During the quarter ended March 31, 2021, the Company had two Ad tech customers: $651,402, and $441,787 (March 31, 2020 - three customers: $341,920, $122,908 and $114,914 respectively) who purchased more than 10% of the total revenue. The Company is reliant on the Google App, iOS App and Amazon App Stores to provide a content platform for Rooplay, Trophy Bingo and Garfield's Bingo to be played thereon and certain advertising agencies for the Ad tech revenue.

16.         Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions. At March 31, 2021, the Company had total cash and cash equivalents balances of $1,611,592 (December 31, 2020 - $1,226,045) at financial institutions, where $1,486,536 (December 31, 2020 - $970,453) is in excess of federally insured limits.

The Company has concentrations of credit risk with respect to accounts receivable, the majority of its account's receivable are concentrated geographically in the United States amongst a small number of customers.

KIDOZ INC. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2021 and 2020

(Unaudited)

16.         Concentrations of credit risk: (Continued)

As of March 31, 2021, the Company had two customers, totaling $1,227,393 and $432,546 who accounted for greater than 10% of the total accounts receivable. As of December 31, 2020, the Company had two customers, totaling $1,618,244 and $807,346 respectively who accounted for greater than 10% of the total accounts receivable.

The Company controls credit risk through monitoring procedures and receiving prepayments of cash for services rendered.  The Company performs credit evaluations of its customers but generally does not require collateral to secure accounts receivable.

ITEM 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis or Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below.  Kidoz Inc's (the "Company", "we", or "us") actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and the Management Discussion and Analysis or plan of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

FORWARD LOOKING STATEMENTS

All statements contained in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference, as well as statements made in press releases and oral statements that may be made by us or by officers, directors or employees acting on our behalf, that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Readers should consider statements that include the terms "believe," "belief," "expect," "plan," "anticipate," "intend" or the like to be uncertain and forward-looking. In addition, all statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin, anticipated expense levels and liquidity and capital resources, constitute forward-looking statements. Particular attention should be paid to the facts of our limited operating history, the unpredictability of our future revenues, our need for and the availability of capital resources, the evolving nature of our business model, and the risks associated with systems development, management of growth and business expansion.  Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear.  Readers should consider the risks more fully described in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Toronto Venture Stock Exchange on SEDAR and the Securities and Exchange Commission (the "SEC") and should not place undue reliance on any forward-looking statements.

Kidoz Inc. (TSXV:KIDZ) is a mobile advertising technology company and owner of the KIDOZ Safe Ad Network (www.kidoz.net) and the Kidoz Publisher SDK.  By developing solutions for app developers to monetize with safe, relevant, and fun ads we help keep the Google and Apple app stores safe and free for children.  Our commitment to children's privacy and safety has created one of the fastest growing mobile networks in the world.  Unlike most digital advertising, every campaign on the Kidoz platform is free of location information, device identifiers, behavioural data, and other trackers used by advertisers to identify and track users across the Internet commonly known as IDFA and AAID.  Our technology does not rely on any permanent identifiers, and as Google and Apple begin to disallow persistent trackers from being employed by any network (child-directed or not), Kidoz's strength increases.

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

Kidoz builds and maintains the Kidoz SDK (Software Development Kit) that app developers install into their apps before releasing them into the App Stores.   The Kidoz SDK is the core of the advertising technology that enables Kidoz to have advertising impressions available for sale.  The Kidoz proprietary advertising system is compliant with COPPA, GDPR-K and other regulations adopted to protect children in a complex digital world.  While a closed proprietary system design made sense for the initial phase of Kidoz, digital advertising systems are constantly evolving and Kidoz is no exception.  Kidoz continues to upgrade its advertising systems to be compatible with the latest IAB specifications for real-time-bidding, header bidding, and server-to-server direct connections.  Our design of these upgrades incorporates a view to their utilization, not only in the kid's marketplace but to the entire advertising market. The upgrades in the Kidoz platform increases our commitment to protect children, increases the value we offer to our publishing partners, and increases the transparency we provide to the advertisers on the Kidoz system. In addition, we are building the foundation to increase the capabilities of our technology to handle more types of mobile advertising thereby significantly increasing the reach and the size of our addressable market.

Driving our revenue growth is strong underlying system growth for both users and publishers that are using our Kidoz technology.  Media budgets continue to shift from linear TV to digital platforms like Kidoz as brands seek to engage their customers where kids spend most of their screen time.  As mobile penetration among kids continues to increase the global usage of mobile is steadily increasing.  In addition, regulation at the government level is positively influencing growth of the KIDOZ Safe Ad Network. COPPA in America and GDPR in Europe have forced advertisers and publishers to ensure their data and advertising methodologies are safe. Regulators in America are considering updating COPPA to further enhance child safety online, and regulators in China, India and other regions are considering similar measures. As Kidoz is compliant, the Company benefits from all child-safe advertising regulation.

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

Software Development Costs

The Company expensed all software development costs as incurred for the period ended March 31, 2021 and 2020.  As at March 31, 2021 and 2020, all capitalized software development costs have been fully amortized and the Company has no capitalized software development costs.

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

As at March 31, 2021 and December 31, 2020, all capitalized software development costs have been fully amortized and the Company has no capitalized software development costs.

Total software development costs were $9,218,046 as at March 31, 2021 (December 31, 2020 - $8,880,753).

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

During the year ended December 31, 2020, the Company deemed there was no impairment of the goodwill.

RESULTS OF OPERATIONS

            Revenue

Total revenue, net of platform fees (to Apple, Google and Amazon) and withholding taxes, for the quarter ended March 31, 2021, increased to $1,557,942, an increase of 58% from revenue of $983,979 for the first quarter of 2020. Ad Tech advertising revenue increased to $1,504,300 for the quarter ended March 31, 2021, an increase of 68% from ad tech advertising revenue of $895,555 in the first quarter of 2020. Content revenue decreased to $53,642, for the quarter ended March 31, 2021, a decrease of 39% from revenue of $88,424 in the first quarter of 2020. The increase in total revenue compared to the first quarter of fiscal

2020 is due to the strong demand for kid safe advertising generated by the introduction of strong regulations worldwide.

            Selling and marketing expenses

Selling and marketing expenses were $128,688 for the quarter ended March 31, 2021, an increase of 11% over expenses of $115,707 in the first quarter of fiscal 2020. This increase in sales and marketing expenses in the quarter ended March 31, 2021, compared to the first quarter of fiscal 2020 is due to hiring additional sales staff.

We expect to incur increased sales and marketing expenses in selling the Ad tech advertising and to grow the Ad tech advertising revenue and to bring new players to Rooplay; our Rooplay Originals; and our bingo games.   There can be no assurances that these expenditures will result in increased traffic or significant additional revenue.

            General and administrative expenses

General and administrative expenses consist primarily of premises costs for our offices, legal and professional fees, and other general corporate and office expenses. General and administrative expenses increased to $157,695 for the quarter ended March 31, 2021, an increase of 10% from costs of $143,255 for the first quarter of fiscal 2020. The increase in general and administrative expenses is due an increase in fees paid to our professional advisors. The Company continues to maintain its current office space despite the large majority of our staff continuing to work from home since early March 2020.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants, and benefits decreased to $132,242 for the quarter ended March 31, 2021, a decrease of 3% compared to salaries, wages, consultants, and benefits of $136,240 in the first quarter of 2020. This decrease compared to the first quarter of fiscal 2020 is due to reduction in consulting fees.

Depreciation and amortization

Intangible assets are amortized using a straight-line method over three to eight years.  These intangible assets include customer lists, the technology for Kidoz OS and the software development kits (SDK) for advertising platform. These intangible assets are as result of the acquisition of Kidoz Ltd. The amortization for the quarter ended March 31, 2021 and 2020, was $139,018.

Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years. Depreciation and amortization increased to $2,814 during the quarter ended March 31, 2021, an increase over costs of $2,313 during the same quarter in the prior year. This increase in depreciation and amortization compared to the first quarter of fiscal 2020, is due writing off of old equipment.

Content and software development

The Company does not capitalize its development costs. The Company expensed $337,293 in content and software development costs during the quarter ended March 31, 2021, an increase of 18% compared to content and software development costs of $284,723 expensed during the first quarter of fiscal 2020.  The increase is due to an increase focus in development of our base technology and the development of playable ads as a result of hiring additional development staff.

Stock-based compensation expense

During the quarter ended March 31, 2021, the Company incurred non-cash stock compensation expenses of $77,021 from the issuance of stock options granted during the quarter ended March 31, 2021 and June 30, 2020, an increase compared to stock-based compensation expense $541 in the first quarter of fiscal 2020.  This increase compared to the first quarter of fiscal 2020 is due to the granting of stock options during the quarter ended March 31, 2021 and June 30, 2020.  The options are issued to consultants and employees as per the Companies amended 2015 Stock Option Plan.

            Net loss and loss per share

The net loss after taxation for the quarter ended March 31, 2021, amounted to ($347,044), a loss of ($0.00) per share, compared to a net loss of ($403,924) or ($0.00) per share in the quarter ended March 31, 2020.  This decrease in total loss for the quarter compared to the first quarter of fiscal 2020 is due to the strong demand for kid safe advertising generated by the introduction of strong regulations worldwide.

Earnings before interest; depreciation and amortization; stock-based compensation and impairment of goodwill ("EBITDA") for the period ended March 31, 2021, amounted to ($110,682), a reduction of 123%, compared to EBITDA of ($246,954) in the period ended March 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $1,611,592 and working capital of $2,951,465 at March 31, 2021. This compares to cash of $1,226,045 and working capital of $3,071,545 as at December 31, 2020.

During the quarter ended March 31, 2021, we provided cash of $393,060 in operating activities compared to cash used in operating activities of ($400,604) in the same period in the prior year.

During the quarter ended March 31, 2021, we used cash in investing activities of ($2,265) compared to cash used in investing activities of ($4,909) in the same period in the prior year.

Net cash used in financing activities was ($5,248) in the quarter ended March 31, 2021. This compares to cash used in financing activities of ($16,187) in the same period in the prior year.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2021. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2021, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings

We are not currently a party to any legal proceeding and was not a party to any other legal proceeding during the quarter ended March 31, 2021. We are currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2021.

Subsequent to the quarter ended March 31, 2021, the Company issued 230,000 common shares to Research Capital Corporation ("RCC") as payment for the financial and capital markets advisor. In addition, the Company granted 230,000 common share purchase warrants to RCC. Each warrant will entitle the holder thereof to purchase one common share in the capital of the Company at an exercise price of $0.78 (CAD$0.98) at any time up to 24 months following the date of issuance.

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
31.1

Certificate of Co-Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 12, 2021.

31.2

Certificate of Co-Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 12, 2021.

31.3	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 12, 2021.
32.1	Certification from the Co-Chief Executive Officer of Kidoz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 12, 2021.
32.2	Certification from the Co-Chief Executive Officer of Kidoz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 12, 2021.
32.3	Certification from the Chief Financial Officer of Kidoz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 12, 2021.

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

(g) Previously filed with the Company's report on Form 8-K on March 12, 2019.

Reports on Form 8-K.

There were no Form 8-K filed by the Company during the quarter ended March 31, 2021.

Reports Subsequent to the quarter ended March 31, 2021.

Subsequent to the quarter ended March 31, 2021, the Company issued a Form 8-K announcing the signing the agreement with Research Capital Corporation and the issuance of 230,000 common shares and the granting of 230,000 warrants as per the agreement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 12, 2021	KIDOZ INC.
(Registrant)
Date:	May 12, 2021	/S/ J.M. Williams
J. M. Williams, Co-Chief Executive Officer (Principal Executive Officer)

Date:	May 12, 2021	/S/ E. Ben Tora
E. Ben Tora, Co -Chief Executive Officer (Principal Executive Officer)

Date:	May 12, 2021	/S/ H. W. Bromley
H.W. Bromley, Chief Financial Officer (Principal Accounting Officer)

EXHIBIT 31.1

CERTIFICATIONS

I, J. M. Williams, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Kidoz Inc.;

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

4.  Kidoz Inc.'s  other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)   Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Kidoz Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)   Evaluated the effectiveness of Kidoz Inc.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of March 31, 2021, covered by this quarterly report based on such evaluation; and

(d)  Disclosed in this report any change in Kidoz Inc.'s internal control over financial reporting that occurred during Kidoz Inc.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Kidoz Inc.'s internal control over financial reporting; and

5.   Kidoz Inc.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Kidoz Inc.'s  auditors and the audit committee Kidoz Inc.'s board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ J. M. Williams                                                                 Date: May 12, 2021

J. M. Williams,

Co-Chief Executive Officer

(Principal Executive Officer)

EXHIBIT 31.2

CERTIFICATIONS

I, E. Ben Tora, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Kidoz Inc.;

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

4.  Kidoz Inc.'s  other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)   Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Kidoz Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)   Evaluated the effectiveness of Kidoz Inc.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of March 31, 2021, covered by this quarterly report based on such evaluation; and

(d)  Disclosed in this report any change in Kidoz Inc.'s internal control over financial reporting that occurred during Kidoz Inc.'s  most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Kidoz Inc.'s  internal control over financial reporting; and

5.   Kidoz Inc.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Kidoz Inc.'s  auditors and the audit committee Kidoz Inc.'s board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ E. Ben Tora                                                                      Date: May 12, 2021

E. Ben Tora,

Co- Chief Executive Officer

(Principal Executive Officer)

EXHIBIT 31.3

CERTIFICATIONS

I, H. W. Bromley, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Kidoz Inc.;

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

4.  Kidoz Inc.'s  other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)   Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Kidoz Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)   Evaluated the effectiveness of Kidoz Inc.'s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of March 31, 2021, covered by this quarterly report based on such evaluation; and

(d)  Disclosed in this report any change in Kidoz Inc.'s internal control over financial reporting that occurred during Kidoz Inc.'s  most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Kidoz Inc.'s internal control over financial reporting; and

5.   Kidoz Inc.'s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Kidoz Inc.'s  auditors and the audit committee Kidoz Inc.'s board of directors (or persons performing the equivalent functions):

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

Signed:  /S/ H. W. Bromley                                                                                Date: May 12, 2021

H.W. Bromley,

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kidoz Inc. (the "Company") on Form 10-Q for the period ended March 31, 2021, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. M. Williams, Co-Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        May 12, 2021

A signed original of this written statement required by Section 906 has been provided to Kidoz Inc. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kidoz Inc. (the "Company") on Form 10-Q for the period ended March 31, 2021, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, E. Ben Tora, Co-Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        May 12, 2021

A signed original of this written statement required by Section 906 has been provided to Kidoz Inc. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.3

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kidoz Inc.  (the "Company") on Form 10-Q for the period ended March 31, 2021, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. W. Bromley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                                        May 12, 2021

A signed original of this written statement required by Section 906 has been provided to Kidoz Inc. and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request.