Form 10-Q
period 2021-06-30
KIDOZ INC.
filed 2021-08-16
CIK 1318482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from __________________ to ___________________

Commission File Number: 333-120120-01

KIDOZ inc.

(Exact name of small business issuer as specified in its charter)

anguilla	98-0206369
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Hansa Bank Building, Ground Floor, Landsome Road

AI 2640, The Valley, Anguilla, B.W.I AL

(Address of principal executive offices)

(888) 374-2163

(Issuer’s telephone number)

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

Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Yes ☐       No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐       No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer’s common stock, no par value per share, was 131,424,989 as of August 16, 2021.

KIDOZ INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Consolidated Balance Sheets

(Unaudited)

As at	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash	$1,553,626	$1,226,045
Accounts receivable, less allowance for doubtful accounts $55,273 (December 31, 2020 - $55,660) (Note 3)	2,858,037	3,933,540
Prepaid expenses	109,528	89,970
Total Current Assets	4,521,191	5,249,555

Equipment (Note 4)	22,526	21,839
Goodwill (Note 6)	3,301,439	3,301,439
Intangible assets (Note 5)	1,972,953	2,250,989
Long term cash equivalent	32,269	31,392
Operating lease right-of-use assets (Note 12)	80,203	106,315
Security deposit	7,812	7,600

Total Assets	$9,938,393	$10,969,129

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,014,927	$1,722,066
Accrued liabilities	385,726	375,089
Accounts payable and accrued liabilities - related party (Note 13)	93,527	50,772
Derivative liability – warrants (Note 2e and 9)	45,588	-
Operating lease liabilities – current portion (Note 12)	32,614	30,083
Total Current Liabilities	1,572,382	2,178,010

Government CEBA loan (Note 8)	48,403	47,089
Operating lease liabilities – non-current portion (Note 12)	59,371	73,835
Total Liabilities	1,680,156	2,298,934

Commitments (Note 11)

Stockholders’ Equity (Note 9):
Common stock, no par value, unlimited shares authorized, 131,424,989 shares issued and outstanding (December 31, 2020 - 131,124,989)	49,574,259	49,094,096
Accumulated deficit	(41,340,602)	(40,448,481)

Accumulated other comprehensive income: Foreign currency translation adjustment	24,580	24,580
Total Stockholders’ Equity	8,258,237	8,670,195

Total Liabilities and Stockholders’ Equity	$9,938,393	$10,969,129

See accompanying notes to the consolidated financial statements.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Operations and Comprehensive Loss

For Periods Ended June 30, 2021 and 2020

(Unaudited)

	Six Months ended June 30, 2021	Six Months ended June 30, 2020	Three Months ended June 30, 2021	Three Months ended June 30, 2020

Revenue:
Ad tech advertising revenue	$3,624,800	$1,507,264	$2,120,500	$611,709
Content revenue	110,647	213,542	57,005	125,118
Total revenue	3,735,447	1,720,806	2,177,505	736,827

Cost of sales:	2,026,073	950,862	1,153,172	411,058
Total cost of sales	2,026,073	950,862	1,153,172	411,058

Gross profit	1,709,374	769,944	1,024,333	325,769

Operating expenses:
Amortization of operating lease right-of-use assets (Note 12)	26,112	28,961	8,603	13,589
Depreciation and amortization (Notes 4 & 5)	282,929	282,752	141,097	141,421
Directors fees (Note 13)	4,000	5,000	2,000	2,500
General and administrative	324,056	249,823	166,361	106,568
Salaries, wages, consultants and benefits	388,578	236,852	256,336	100,612
Selling and marketing	309,832	193,099	181,144	77,392
Stock awareness program	285,857	-	285,857	-
Stock-based compensation (Note 9)	269,606	10,390	192,585	9,849
Content and software development (Note 7)	703,339	525,853	366,046	241,130
Total operating expenses	2,594,309	1,532,730	1,600,029	693,061

Loss before other income (expense) and income taxes	(884,935)	(762,786)	(575,696)	(367,292)

Other income (expense):
Foreign exchange (loss) gain	(42,172)	(3,328)	(4,367)	5,376
Gain on derivative liability – warrants (Note 2e)	37,984	-	37,984	-
Interest and other income	-	791	-	517

Loss before income taxes	(889,123)	(765,323)	(542,079)	(361,399)

Income tax expense	2,998	-	2,998	-
Loss after tax	(892,121)	(765,323)	(545,077)	(361,399)

Other comprehensive income (loss)	-	-	-	-

Comprehensive loss	$(892,121)	(765,323)	(545,077)	(361,399)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic	131,255,597	131,124,989	131,384,769	131,124,989
Weighted average common shares outstanding, diluted	131,255,597	131,124,989	131,384,769	131,124,989

See accompanying notes to the consolidated financial statements.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Stockholders’ EQUITY

For the periods ended June 30, 2021 and 2020

(Unaudited)

	Six-Month period Ended June 30, 2021
	Common stock			Accumulated Other Comprehensive income
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders’ Equity
Balance, December 31, 2020	131,124,989	$49,094,096	($40,448,481)	$24,580	$8,670,195

Stock-based compensation	-	77,021	-	-	77,021
Net loss and comprehensive loss	-	-	(347,044)	-	(347,044)
Balance, March 31, 2021	131,124,989	$49,171,117	($40,795,525)	$24,580	$8,400,172

Shares issued	230,000	179,293	-	-	179,293
Options exercised	70,000	31,264	-	-	31,264
Stock-based compensation	-	192,585	-	-	192,585
Net loss and comprehensive loss	-	-	(545,077)		(545,077)
Balance, June 30, 2021	131,424,989	$49,574,259	($41,340,602)	$24,580	$8,258,237

	Six-Month period Ended June 30, 2020
	Common stock			Accumulated Other Comprehensive income
	Shares	Amount	Accumulated Deficit	Foreign currency translation adjustment	Total Stockholders’ Equity
Balance, December 31, 2019	131,124,989	$48,935,213	$(40,552,452)	$24,580	$8,407,341

Stock-based compensation	-	541	-	-	541
Net loss and comprehensive loss	-	-	(403,924)	-	(403,924)
Balance, March 31, 2020	131,124,989	$48,935,754	$(40,956,376)	$24,580	$8,003,958

Stock-based compensation	-	9,849	-	-	9,849
Net loss and comprehensive loss	-	-	(361,399)	-	(361,399)
Balance, June 30, 2020	131,124,989	$48,945,603	$(41,317,775)	$24,580	$7,652,408

See accompanying notes to the consolidated financial statements.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Cash Flows

For the six month period ended June 30, 2021 and 2020

(Unaudited)

	2021	2020
Cash flows from operating activities:
Net loss	$(892,121)	$(765,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	282,929	282,752
Amortization of operating lease right-of-use assets	26,112	28,961
Gain on derivative liability – warrants	(37,984)	-
Shares issued for services	179,293	-
Stock awareness program – warrants granted for services	83,572	-
Stock-based compensation	269,606	10,390
Unrealized foreign exchange loss	225	-

Changes in operating assets and liabilities:
Accounts receivable	1,075,503	1,176,755
Prepaid expenses	(19,558)	32,296
Accounts payable and accrued liabilities	(653,747)	(621,746)
Net cash provided by operating activities	313,830	144,085

Cash flows from investing activities:
Acquisition of equipment	(5,580)	-
Long-term cash equivalent	-	1,206
Acquisition of right-of-use assets	-	(8,668)
Security deposits	-	354
Net cash used in investing activities	(5,580)	(7,108)

Cash flows from financing activities:
Options exercised	31,264	-
Proceeds of short-term loan	200,000	-
Repayment of short-term loan	(200,000)	-
Payments on operating lease liabilities	(11,933)	(18,178)
Government CEBA loan	-	29,321
Net cash provided by financing activities	19,331	11,143

Change in cash	327,581	148,120

Cash, beginning of period	1,226,045	967,212
Cash, end of period	$1,553,626	$1,115,332

Supplementary information:
Interest paid	$987	$-
Income taxes paid	$2,998	$-

See accompanying notes to the consolidated financial statements.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Six Months ended June 30, 2021 and 2020

(Unaudited)

1.	Basis of Presentation:

The accompanying unaudited interim consolidated financial statements have been prepared by Kidoz Inc. (“the Company”) in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K, filed March 31, 2021, with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Continuing operations

These unaudited interim consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations. The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing. The Company has reported losses from operations for the quarters ended June 30, 2021 and 2020 and has an accumulated deficit of $41,340,602 as at June 30, 2021. These material uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

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

Management continues to review operations in order to identify additional strategies designed to generate cash flow, improve the Company’s financial position, and enable the timely discharge of the Company’s obligations. If management is unable to identify sources of additional cash flow in the short term, it may be required to further reduce or limit operations.

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, has led to an economic downturn. It has also disrupted the normal operations of many businesses, including the Company’s. In early March 2020, the Company’s employees commenced working from home and commenced social distancing. This outbreak has affected spending, thereby affecting demand for the Company’s product and the Company’s business and results of operations. It is not possible for the Company to predict the duration or magnitude of the outbreak and at this time its full effects on the Company’s business, its future results of operations, or ability to raise funds.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Six Months ended June 30, 2021 and 2020

(Unaudited)

2.	Summary of significant accounting policies:

(a)	Basis of presentation:

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) applicable to annual financial information and with the rules and regulations of the United States Securities and Exchange Commission. The financial statements include the accounts of the Company’s subsidiaries:

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

In addition, there are the following dormant subsidiaries; Bingo.com (Antigua) Inc., Bingo.com (Wyoming) Inc., and Bingo Acquisition Corp.

All inter-company balances and transactions have been eliminated in the unaudited interim consolidated financial statements.

(b)	Use of estimates:

The preparation of unaudited interim consolidated financial statements in conformity with US GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and recognized revenues and expenses for the reporting periods.

Significant areas requiring the use of estimates include the collectability of accounts receivable, the valuation of stock-based compensation, the valuation of deferred tax assets, the useful lives of intangible assets, and the estimated interest rate of 12% for the license right-of-use assets, 4.12% - 5% for the rental units right-of-use asset and the derivative liability – warrants valuation. Actual results may differ significantly from these estimates.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Six Months ended June 30, 2021 and 2020

(Unaudited)

2.	Summary of significant accounting policies (Continued):

(c)	Revenue recognition:

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

To achieve this core principle, the Company applied the following five steps:

1) Identify the contract with a customer

A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the services to be transferred, whose impression count will form the basis of the revenue and identifies the payment terms related to these services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

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

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Six Months ended June 30, 2021 and 2020

(Unaudited)

2.	Summary of significant accounting policies (Continued):

(c)	Revenue recognition: (Continued)

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

2) Content revenue – The Company recognizes content revenue on the following forms of revenue:

a) Carriers and OEMs - The Company generally offers these services under a customer contract per tablet device license fee model with OEMs. Monthly or quarterly license fees are based on the OEM agreement with the number of devices the Kidoz Kid Mode is installed upon.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Six Months ended June 30, 2021 and 2020

(Unaudited)

2.	Summary of significant accounting policies (Continued):

(c)	Revenue recognition: (Continued)

b) Rooplay - The Company generates revenue through subscriptions or premium sales of Rooplay, (www.rooplay.com) the cloud-based EduGame system for kids to learn and play within its games on smartphones and tablet devices, such as Apple’s iPhone and iPad, and mobile devices utilizing Google’s Android operating system. Users can download the Company’s games through digital storefronts and decide to subscribe to the multiple of educational and fun games in the Rooplay, cloud-based EduGame system or make a premium per purchase of particular games. The revenue is recognized net of platform fees.

c) Rooplay licensing - The Company licenses its branded educational games under a monthly cost per game agreement license fee model. Monthly license fees are based on the number of games licensed.

d) Trophy Bingo and Garfield Bingo - The Company generates revenue through in-application purchases (“in-app purchases”) within its games; Garfield’s Bingo (www.garfieldsbingo.com) and Trophy Bingo (www.trophybingo.com) on smartphones and tablet devices, such as Apple’s iPhone and iPad, and mobile devices utilizing Google’s Android operating system. Users can download the Company’s free-to-play games through Facebook Messenger, Android, Amazon and iOS and pay to acquire virtual currency which can be redeemed in the game for power plays. The initial download of the mobile game from the digital storefront does not create a contract under ASC 606 because of the lack of commercial substance; however, the separate election by the player to make an in-application purchase satisfies the criterion thus creating a contract under ASC 606.

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

Neither of these obligations are considered distinct since the actual mobile game and the related ongoing services are both required to purchase and benefit from the related virtual items. As such, the Company’s performance obligations represent a single combined performance obligation which is to make the game and the ongoing game related services available to the players. The revenue is recognized net of platform fees.

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

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Six Months ended June 30, 2021 and 2020

(Unaudited)

2.	Summary of significant accounting policies (Continued):

(d)	Software development costs:

The Company expensed all software development costs as incurred for the period ended June 30, 2021 and 2020. As at June 30, 2021 and 2020, all capitalized software development costs have been fully amortized and the Company has no capitalized software development costs.

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

As at June 30, 2021 and December 31, 2020, all capitalized software development costs have been fully amortized and the Company has no capitalized software development costs.

Total software development costs were $9,584,092 as at June 30, 2021 (December 31, 2020 - $8,880,753).

(e)	Derivative liability – warrants

The warrants have an exercise price in Canadian dollars whilst the Company’s functional currency is US Dollars. Therefore, in accordance with ASU 815 – Derivatives and Hedging, the warrants have a derivative liability value. This liability value has no effect on the cashflow of the Company and does not represent a cash payment of any kind.

A fair value of the derivative liability of $83,572 was been estimated on the date of the subscription using the Binomial Lattice pricing model. During the quarter ended June 30, 2021, there was a gain on derivative liability - warrants of $37,984 and the derivative liability – warrants value reduced to $45,588 with the following assumptions:

	June 30, 2021	April 1, 2021
Exercise price	CAD$0.98	CAD$0.98
Stock price	CAD$0.68	CAD$0.98
Expected term	1.75 years	2 years
Expected dividend yield	-	-
Expected stock price volatility	102.74%	145.71%
Risk-free interest rate	0.87%	0.73%

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Six Months ended June 30, 2021 and 2020

(Unaudited)

2.	Summary of significant accounting policies (Continued):

(f)	Impairment of long-lived assets and long-lived assets to be disposed of:

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

Intangible assets are recorded at cost less accumulated amortization. Amortization is provided for annually on the straight-line method over the following periods:

Amortization period
Ad Tech technology	5 years
Kidoz OS technology	3 years
Customer relationship	8 years

(g)	Goodwill:

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

During the year ended December 31, 2020, the Company determined there was no impairment of the goodwill.

(h)	New accounting pronouncements and changes in accounting policy:

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The ASU is expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers’ application of certain income tax-related guidance. This standard is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption of this standard is permitted. The Company concluded that the adoption did not have a material impact on these unaudited interim condensed consolidated financial statements.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Six Months ended June 30, 2021 and 2020

(Unaudited)

2.	Summary of significant accounting policies (Continued):

(h)	New accounting pronouncements and changes in accounting policy: (Continued)

There have been no other recent accounting standards, or changes in accounting standards, during the period ended June 30, 2021, as compared to the recent accounting standards described in the Annual Report, that are of material significance, or have potential material significance, to us.

(i)	Financial instruments and fair value measurements:

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

Level 1—Observable inputs that reflect quoted market prices (unadjusted) for identical assets and liabilities in active markets;

Level 2—Observable inputs, other than quoted market prices, that are either directly or indirectly observable in the marketplace for identical or similar assets and liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities; and

Level 3—Unobservable inputs that are supported by little or no market activity that are significant to the fair value of assets or liabilities.

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

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Six Months ended June 30, 2021 and 2020

(Unaudited)

2.	Summary of significant accounting policies (Continued):

(i)	Financial instruments and fair value measurements: (Continued)

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

Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset. The Company’s cash and long-term cash equivalents were measured using Level 1 inputs. Stock-based compensation and derivative liability – warrants were measured using Level 2 inputs. Goodwill impairment was measured using Level 3 inputs.

(ii) Foreign currency risk:

The Company operates internationally, which gives rise to the risk that cash flows may be adversely impacted by exchange rate fluctuations. The Company has not entered into any forward exchange contracts or other derivative instrument to hedge against foreign exchange risk.

3.	Accounts receivable:

The accounts receivable as at June 30, 2021, is summarized as follows:

	June 30, 2021	December 31, 2020
Accounts receivable	$2,913,310	$3,989,200
Expected credit losses	(55,273)	(55,660)

Net accounts receivable	$2,858,037	$3,933,540

The Company had bank accounts with the National Bank of Anguilla. During the year ended December 31, 2016, the National Bank of Anguilla filed for chapter 11 protection. The Company expensed the balance on account of $27,666 in fiscal 2016 as a doubtful debt. Additionally, the Company has a doubtful debt provision of $27,607 for existing accounts receivable.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Six Months ended June 30, 2021 and 2020

(Unaudited)

4.	Equipment:

June 30, 2021	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$152,125	$135,267	$16,858
Furniture and fixtures	14,787	9,119	5,668
	$166,912	$144,386	$22,526

December 31, 2020	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$146,545	$130,798	$15,747
Furniture and fixtures	14,787	8,695	6,092
	$161,332	$139,493	$21,839

Depreciation expense was $2,079 (June 30, 2020 - $2,403) for the quarter ended June 30, 2021.

5.	Intangible assets:

June 30, 2021	Cost	Accumulated depreciation	Net book Value

Ad Tech technology	$1,877,415	$876,127	$1,001,288
Kidoz OS technology	31,006	24,116	6,890
Customer relationship	1,362,035	397,260	964,775
	$3,270,456	$1,297,503	$1,972,953

December 31, 2020	Cost	Accumulated amortization	Net book Value

Ad Tech technology	$1,877,415	$688,386	$1,189,029
Kidoz OS technology	31,006	18,948	12,058
Customer relationship	1,362,035	312,133	1,049,902
	$3,270,456	$1,019,467	$2,250,989

Amortization expense was $139,018 (June 30, 2020 - $139,018) for the quarter ended June 30, 2021.

6.	Goodwill:

The changes in the carrying amount of goodwill for the period ended June 30, 2021, and the year ended December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020
Goodwill, balance at beginning of period	$3,301,439	$3,301,439
Impairment of goodwill	-	-

Goodwill, balance at end of period	$3,301,439	$3,301,439

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Six Months ended June 30, 2021 and 2020

(Unaudited)

6.	Goodwill: (Continued)

The Company’s annual goodwill impairment analysis performed during the fourth quarter of fiscal 2020 included a quantitative analysis of Kidoz Ltd. reporting unit (consisting of intangible assets (Note 5) and goodwill). The reporting unit has a carrying amount of $5,413,410 (December 31, 2020 - $5,552,428) as at December 31, 2020. The Company performed a discounted cash flow analysis for Kidoz Ltd. for the year ended December 31, 2020. These discounted cash flow models included management assumptions for expected sales growth, margin expansion, operational leverage, capital expenditures, and overall operational forecasts. The Company classified these significant inputs and assumptions as Level 3 fair value measurements. Based on the annual impairment test described above there was no additional impairment determined for fiscal 2020.

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

During the period ended June 30, 2021, the Company has expensed the development costs of all its technology as incurred and has expensed the following software development costs.

	Six Months ended June 30, 2021	Six Months ended June 30, 2020	Three Months ended June 30, 2021	Three Months ended June 30, 2020

Opening total software development costs	$8,880,753	$7,730,851	$9,218,046	$8,015,574

Software development during the period	703,339	525,853	366,046	241,130
Closing total Software development costs	$9,584,092	$8,256,704	$9,584,092	$8,256,704

8.	Government CEBA loan:

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

9.	Stockholders’ equity:

The holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company’s ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation. The Company’s common stock has no par value per common stock.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Six Months ended June 30, 2021 and 2020

(Unaudited)

9.	Stockholders’ equity: (Continued)

(a)	Common stock issuances:

During the quarter ended June 30, 2021, the Company engaged Research Capital Corporation (“RCC”) as a financial and capital markets advisor. As part of the compensation for its services, RCC will receive a monthly fee of $5,162 (CAD$6,500) for its trading advisory services for a minimum of 6 months with extension by mutual agreement and a financial advisory fee to be satisfied by the issuance of 230,000 common shares of the Company valued at $179,293. In addition, the Company granted 230,000 common share purchase warrants to RCC. Each warrant will entitle the holder thereof to purchase one common share in the capital of the Company at an exercise price of $0.78 (CAD$0.98) at any time up to 24 months following the date of issuance. During the quarter ended June 30, 2021, the Company issued the shares and granted the warrants.

During the quarter ended June 30, 2021, the holder of 70,000 stock options exercised their options for 70,000 shares for $31,264 at an average exercise price of $0.45 (CAD$0.54) per share.

There were no shares issued during the year ended December 31, 2020.

(b)	Warrants

A summary of warrant activity for the quarter ended June 30, 2021 are as follows:

	Number of options	Exercise price	Expiry date
Outstanding, December 31, 2020	-	$-

Granted	230,000	0.78	April 3, 2023

Outstanding June 30, 2021	230,000	0.78

(c)	Stock option plans:

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

During the quarter ended June 30, 2021, the Company granted 1,300,000 options at CAD$1.02 ($0.81)

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Six Months ended June 30, 2021 and 2020

(Unaudited)

9.	Stockholders’ equity: (Continued)

(c)	Stock option plans: (Continued)

During the quarter ended March 31, 2021, the Company granted 1,075,000 options at CAD$0.50 ($0.39)

During the year ended December 31, 2020, the Company granted 2,745,000 options at CAD$0.45 ($0.33).

	Number of options	Weighted average exercise price
Outstanding December 31, 2019	3,200,750	$0.45

Granted	2,745,000	0.33
Exercised	-	-
Cancelled	(70,000)	(0.42)

Outstanding, December 31, 2020	5,875,750	$0.39

Granted	2,375,000	0.62
Exercised	(70,000)	(0.45)
Cancelled	(140,000)	(0.35)

Outstanding June 30, 2021	8,040,750	$0.48

The aggregate intrinsic value for options as of June 30, 2021 was $912,563 (December 31, 2020 - $137,250).

The following table summarizes information concerning outstanding and exercisable stock options at June 30, 2021:

Exercise prices per share	Number outstanding	Number exercisable	Expiry date
CAD$0.45	2,645,000	147,896	June 30, 2025
CAD$0.50	1,031,600	131,600	February 1, 2026
CAD$0.54	570,000	570,000	December 20, 2021
CAD$0.54	506,150	481,450	November 8, 2022
CAD$0.54	713,000	713,000	June 4, 2023
US$0.50	1,275,000	1,275,000	June 4, 2023
CAD$1.02	1,300,000	78,000	April 6, 2026
	8,040,750	3,396,946

During the quarter ended June 30, 2021, the Company recorded stock-based compensation of $192,585 on the options granted and vested (June 30, 2020 – $9,849) and as per the Black-Scholes option-pricing model, with a weighted average fair value per option of $0.48 (June 30, 2020 - $0.26).

Subsequent to the quarter ended June 30, 2021, a further 300,000 options were awarded where 2% vests per month thereafter, with an exercise price of CAD$0.66 ($0.53), expiring on July 12, 2026.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Six Months ended June 30, 2021 and 2020

(Unaudited)

10.	Fair value measurement:

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy.

	Level 1	Level 2	Level 3	Total
As at June 30, 2021
Assets
Cash	$1,553,626	$-	$-	$1,553,626
Long term cash equivalent	32,269	-	-	32,269
Liabilities
Derivative liability – warrants	-	(45,588)		(45,588)
Total net assets measured and recorded at fair value	$1,585,895	($45,588)	$-	$1,540,307

	Level 1	Level 2	Level 3	Total
As at December 31, 2020
Assets
Cash	$1,226,045	$-	$-	$1,226,045
Long term cash equivalent	31,392	-	-	31,392
Total assets measured and recorded at fair value	$1,257,437	$-	$-	$1,257,437

11.	Commitments:

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

The Netanya, Israel operating lease expired on July 14, 2017 but unless 3 month’s notice is given it automatically renews for a future 12 months until notice is given. During the year ended December 31, 2020, the lease was extended for a further 12 months. This facility comprises approximately 190 square metres. The Company has accounted for this lease as a short-term lease.

The Anguillan operating lease expired on April 1, 2011 but unless 3 month’s notice is given it automatically renews for a further 3 months. The Company will account for the lease in accordance with ASU 2016-02 (Topic 842) and will recognize a right-of-use asset and operating lease liability.

The minimum lease payments under these operating leases are approximately as follows:

2021	$42,359
2022	50,046
2023	51,223
2024	12,879

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Six Months ended June 30, 2021 and 2020

(Unaudited)

11.	Commitments: (Continued)

The Company paid rent expense totaling $31,501 for the quarter ended June 30, 2021 (June 30, 2020 - $24,827).

The Company has a management consulting agreement with T.M. Williams (Row), Inc., an Anguilla incorporated company, and Mr. T. M. Williams. During the year ended December 31, 2014, the Company amended a previous agreement with Mr. T. M. Williams to provide for a consultancy payment of 2.5% of the monthly social bingo business with a minimum of $11,000 and a maximum of $25,000 per month.

During the year ended December 31, 2014, the Company entered into an agreement with Jayska Consulting Ltd. and Mr. J. M. Williams, Chief Executive Officer of the Company for the provision of services of Mr. J. M. Williams as Chief Executive Officer of the Company. The Consulting agreement provides for a consultancy payment of GBP£5,000 per month. In addition, during the year ended December 31, 2014, the Company entered into an agreement with LVA Media Inc. and Mr. J. M. Williams, for the provision of services of Mr. J. M. Williams as Chief Executive Officer of the Company. The Consulting agreement provides for a consultancy payment of 2.5% of the monthly social bingo business with a minimum of $7,500 and a maximum of $25,000 per month.

The Company expensed the minimum guarantee payments over the life of the agreement and recognized license expense of $2,750 (June 30, 2020 - $10,121) for the quarter ended June 30, 2021, and $11,564 (June 30, 2019 - $27,003) for the six months ended June 30, 2021.

12.	Right of use assets:

There is no discount rate implicit in the Anguilla office operating lease agreement, so the Company estimated a 5% discount rate for the incremental borrowing rate for the lease. There is no discount rate implicit in the license agreement, so the Company estimated a 12% discount rate for the incremental borrowing rate for the licenses as of the adoption date, January 1, 2019.

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

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Six Months ended June 30, 2021 and 2020

(Unaudited)

12.	Right of use assets: (Continued)

The right-of-use assets are summarized as follows:

	June 30, 2021	December 31, 2020

Opening balance for the period	$106,315	$134,914
Capitalization of additional license leases	-	25,472
Amortization of operating lease right-of use assets	(26,112)	(54,071)
Closing balance for the period	$80,203	$106,315

The operating lease as at June 30, 2021, is summarized as follows:

As at June 30, 2021	Operating lease- Office lease

2021	$16,948
2022	34,779
2023	35,956
2024	8,312
Total lease payments	$95,995
Less: Interest	(4,010)
Present value of lease liabilities	$91,985

Amounts recognized on the balance sheet
Current lease liabilities	$32,614
Long-term lease liabilities	59,371

Total lease payments	$91,985

	June 30, 2021	December 31, 2020

Opening balance for the period	$103,918	$127,615
Payments on operating lease liabilities	(11,933)	(23,697)
Closing balance for the period	91,985	103,918
Less: current portion	(32,614)	(30,083)
Operating lease liabilities – non-current portion as at end of period	$59,371	$73,835

13.	Related party transactions:

The Company has a liability of $17,323 (December 31, 2020 - $10,968) to a company owned by a current director and officer of the Company for payment of consulting services rendered of $52,800 (June 30, 2020 - $28,875) by the current director and officer of the Company.

The Company has a liability of $3,172 (December 31, 2020 - $nil) to a current director and officer of the Company for expenses incurred.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Six Months ended June 30, 2021 and 2020

(Unaudited)

13.	Related party transactions: (Continued)

The Company has a liability of $6,929 (December 31, 2020 - $6,098) to a company owned by a current director and officer of the Company for payment of consulting services rendered of $20,985 (June 30, 2020 - $nil) by the current director and officer of the Company.

The Company has a liability of $15,986 (December 31, 2020 - $7,500) to a company owned by a current director and officer of the Company for payment of consulting services rendered of $48,111 (June 30, 2020 - $28,815) by the current director and officer of the Company.

The Company has a liability of $19,662 (December 31, 2020 - $12,519) to a current director and officer of the Company for payroll.

The Company has a liability of $5,500 (December 31, 2020 - $1,500), to independent directors of the Company for payment of directors’ fees. During the quarter ended June 30, 2021, the Company accrued $2,000 (June 30, 2020 - $2,500) to the independent directors in director fees.

The Company has a liability of $24,955 (December 31, 2020 - $12,187), to an officer of the Company for payment of consulting services rendered and expenses incurred of $62,382 (June 30, 2020 - $23,502) by the officer of the Company.

The Company has a liability of $nil (December 31, 2020 - $nil), to an officer of the Company for payment of consulting fees and expenses incurred of $47,305 (June 30, 2020 - $18,916) by the officer of the Company.

In the quarter ended June 30, 2021, the Company issued stock options to its directors, employees, and consultants. During the quarter ended June 30, 2021, the Company incurred stock-based compensation expense of $69,932 (June 30, 2020 - $nil) to related parties from this stock option grant.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

14.	Segmented information:

Revenue

The Company operates in reportable business segments, the sale of Ad tech advertising and content revenue.

The Company had the following revenue by geographical region.

	Six Months ended June 30, 2021	Six Months ended June 30, 2020	Three Months ended June 30, 2021	Three Months ended June 30, 2020
Ad tech advertising revenue
Western Europe	$658,520	$635,540	$441,693	$301,100
North America	2,820,068	814,121	1,600,366	305,127
Other	146,212	57,603	78,441	5,482

Total ad tech advertising revenue	$3,624,800	$1,507,264	$2,120,500	$611,709

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Six Months ended June 30, 2021 and 2020

(Unaudited)

14.	Segmented information: (Continued)

	Six Months ended June 30, 2021	Six Months ended June 30, 2020	Three Months ended June 30, 2021	Three Months ended June 30, 2020
Content revenue
Western Europe	$44,106	$53,257	$22,122	$26,855
Central, Eastern and Southern Europe	955	52,996	392	20,452
North America	29,439	75,063	11,127	56,432
Other	36,147	32,226	23,364	21,379

Total content revenue	$110,647	$213,542	$57,005	$125,118

Total revenue
Western Europe	$702,626	$688,797	$463,815	$327,955
Central, Eastern and Southern Europe	955	52,996	392	20,452
North America	2,849,507	889,184	1,611,493	361,559
Other	182,359	89,829	101,805	26,861

Total revenue	$3,735,447	$1,720,806	$2,177,505	$736,827

Equipment

The Company’s equipment is located as follows:

Net Book Value	June 30, 2021	December 31, 2020
Anguilla	$113	$164
Canada	7,706	7,482
Israel	13,663	12,870
United Kingdom	1,044	1,323
	$22,526	$21,839

15.	Concentrations:

Major customers

During the quarter ended June 30, 2021 and 2020, the Company sold Ad tech revenue and content revenue including subscriptions on its site Rooplay, in-app purchases on its social bingo sites, Trophy Bingo and Garfield’s Bingo and Rooplay Originals. During the quarter ended June 30, 2021, the Company had three Ad tech customers: $769,797, $440,104 and $265,897 (June 30, 2020 – three customers: $266,338, $134,847, and $78,218 respectively) who purchased more than 10% of the total revenue. The Company is reliant on the Google App, iOS App and Amazon App Stores to provide a content platform for Rooplay, Trophy Bingo and Garfield’s Bingo to be played thereon and certain advertising agencies for the Ad tech revenue.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Six Months ended June 30, 2021 and 2020

(Unaudited)

16.	Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions. At June 30, 2021, the Company had total cash and cash equivalents balances of $1,553,626 (December 31, 2020 - $1,226,045) at financial institutions, where $1,247,408 (December 31, 2020 - $970,453) is in excess of federally insured limits.

The Company has concentrations of credit risk with respect to accounts receivable, the majority of its account’s receivable are concentrated geographically in the United States amongst a small number of customers.

As of June 30, 2021, the Company had two customers, totaling $1,595,727 and $440,104 who accounted for greater than 10% of the total accounts receivable. As of December 31, 2020, the Company had two customers, totaling $1,618,244 and $807,346 respectively who accounted for greater than 10% of the total accounts receivable.

The Company controls credit risk through monitoring procedures and receiving prepayments of cash for services rendered. The Company performs credit evaluations of its customers but generally does not require collateral to secure accounts receivable.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis or Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below. Kidoz Inc’s (the “Company”, “we”, or “us”) actual results could differ materially from those anticipated in these forward-looking statements. The following discussion should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and the Management Discussion and Analysis or plan of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

FORWARD LOOKING STATEMENTS

All statements contained in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference, as well as statements made in press releases and oral statements that may be made by us or by officers, directors or employees acting on our behalf, that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Readers should consider statements that include the terms "believe," "belief," "expect," "plan," "anticipate," "intend" or the like to be uncertain and forward-looking. In addition, all statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin, anticipated expense levels and liquidity and capital resources, constitute forward-looking statements. Particular attention should be paid to the facts of our limited operating history, the unpredictability of our future revenues, our need for and the availability of capital resources, the evolving nature of our business model, and the risks associated with systems development, management of growth and business expansion. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear. Readers should consider the risks more fully described in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Toronto Venture Stock Exchange on SEDAR and the Securities and Exchange Commission (the “SEC”) and should not place undue reliance on any forward-looking statements.

OVERVIEW

Kidoz Inc. (TSXV:KIDZ) owns the leading Children's Online Privacy Protection Rule (“COPPA”) & General Data Protection Regulation (“GDPR”) compliant contextual mobile advertising network that safely reaches hundreds of million kids, teens, and families every month. Google certified and Apple approved, Kidoz provides an essential suite of advertising technology that unites brands, content publishers and families. Trusted by Disney, Hasbro, Lego and more, the Kidoz Contextual Ad Network helps the world’s largest brands to safely reach and engage kids across thousands of mobile apps, websites and video channels. The Kidoz network does not use location or PII data tracking commonly used in digital advertising. Instead, Kidoz has developed advanced contextual targeting tools to enable brands to reach their ideal customers with complete brand safety. A focused AdTech solution provider, the Kidoz SDK and Kidoz Programmatic network have become essential products in the digital advertising ecosystem. Our commitment to advertising privacy and safety has created one of the fastest growing mobile networks in the world.

Kidoz is the market leader in contextual mobile advertising and the segment is only beginning to develop as new rules and stricter regulations are enacted and enforced by Google, Apple, and governments around the world. Kidoz builds and maintains the Kidoz SDK (Software Development Kit) that app developers install into their apps before releasing them into the App Stores. The Kidoz SDK is the core of the advertising technology that enables Kidoz to access advertising impressions available for sale. The Kidoz proprietary advertising system is compliant with COPPA, GDPR-K and other regulations adopted to protect the privacy and security of minors. The Kidoz proprietary advertising technology is installed in thousands of different apps, making it the most popular contextual mobile solution in the market.

Kidoz has established its leadership position through continued investments into research and development. As the challenge is now to increase the speed of our revenue growth, Kidoz has upgraded its advertising systems to be compatible with the latest IAB specifications for real-time-bidding, header bidding, and server-to-server direct connections. Our design of these upgrades incorporates a view to their utilization, not only in the kid’s marketplace but to the entire advertising market. The technical upgrades to the Kidoz platform increase the value we offer to our publishing partners and increase the reach and performance we provide to Kidoz advertisers. Essentially, we have built the necessary foundation to advance the capabilities of our technology to handle more types of mobile advertising and thereby significantly increase the size of our addressable market.

Driving our revenue growth is strong underlying system growth for both users and publishers that are accessing the Kidoz technology. Media budgets continue to shift from linear TV to digital platforms like Kidoz as brands seek to engage their customers where kids spend most of their screen time. As mobile penetration among kids continues to increase, the global usage of mobile is steadily increasing. In addition, regulation at the government level is positively influencing growth of the KIDOZ Safe Ad Network. COPPA in America and GDPR in Europe have forced advertisers and publishers to ensure their data and advertising methodologies are safe. Regulators in America are considering updating COPPA to further enhance child safety online, and regulators in China, India and other regions are considering similar measures. As Kidoz is compliant, the Company benefits from all child-safe advertising regulation.

Building on Kidoz's high-growth performance in 2020 and the first half of 2021, management plans to further invest in similar growth strategies in second half of 2021 and 2022. Our sales, product, and operational strategies are custom fit to match the favourable regulatory, consumer, and technological trends occurring in the market. Kidoz is actively recruiting the biggest and most successful apps in the world to offer our technology to their kids audiences for monetization. Each time a new app adopts our technology, our advertising inventory increases and we offer increased value to our advertising partners. The Company is developing technology to access a wider range of app inventory so that we can continue to increase Kidoz's capabilities and significance in the market.

Furthermore, while the focus of the Company is the development and expansion of the Kidoz Safe Ad Network, we are investigating options to use our technology to expand into new markets, either through new connections to the wider mobile advertising market, or via synergistic M&A.

Kidoz's mobile products include the Kid Mode Operating System installed on millions of OEM tablets worldwide, Rooplay (www.rooplay.com) the cloud-based EduGame system for kids to learn and play, Garfield’s Bingo (www.garfieldsbingo.com) live on Facebook Messenger, Android, and iOS; and Trophy Bingo (www.trophybingo.com), live across mobile platforms.

References in this document to “the Company,” “we,” “us,” and “our” refer to Kidoz Inc.

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

To achieve this core principle, the Company applied the following five steps:

1) Identify the contract with a customer

A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the services to be transferred, whose impression count will form the basis of the revenue and identifies the payment terms related to these services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

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

2) Content revenue – The Company recognizes content revenue on the following forms of revenue:

a) Carriers and OEMs - The Company generally offers these services under a customer contract per tablet device license fee model with OEMs. Monthly or quarterly license fees are based on the OEM agreement with the number of devices the Kidoz Kid Mode is installed upon.

b) Rooplay - The Company generates revenue through subscriptions or premium sales of Rooplay, (www.rooplay.com) the cloud-based EduGame system for kids to learn and play within its games on smartphones and tablet devices, such as Apple’s iPhone and iPad, and mobile devices utilizing Google’s Android operating system. Users can download the Company’s games through Digital Storefronts and decide to subscribe to the multiple of educational and fun games in the Rooplay, cloud-based EduGame system or make a premium per purchase of particular games. The revenue is recognized net of platform fees.

c) Rooplay licensing - The Company licenses its branded educational games under a monthly cost per game agreement license fee model. Monthly license fees are based on the number of games licensed.

d) Trophy Bingo and Garfield Bingo - The Company generates revenue through in-application purchases (“in-app purchases”) within its games; Garfield’s Bingo (www.garfieldsbingo.com) and Trophy Bingo (www.trophybingo.com) on smartphones and tablet devices, such as Apple’s iPhone and iPad, and mobile devices utilizing Google’s Android operating system. Users can download the Company’s free-to-play games through Facebook Messenger, Android, Amazon and iOS and pay to acquire virtual currency which can be redeemed in the game for power plays. The initial download of the mobile game from the Digital Storefront does not create a contract under ASC 606 because of the lack of commercial substance; however, the separate election by the player to make an in-application purchase satisfies the criterion thus creating a contract under ASC 606. The Company has identified the following performance obligations in these contracts:

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

Neither of these obligations are considered distinct since the actual mobile game and the related ongoing services are both required to purchase and benefit from the related virtual items. As such, the Company’s performance obligations represent a single combined performance obligation which is to make the game and the ongoing game related services available to the players. The revenue is recognized net of platform fees.

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

Software Development Costs

The Company expensed all software development costs as incurred for the period ended June 30, 2021 and 2020. As at June 30, 2021 and 2020, all capitalized software development costs have been fully amortized and the Company has no capitalized software development costs.

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

As at June 30, 2021 and December 31, 2020, all capitalized software development costs have been fully amortized and the Company has no capitalized software development costs.

Total software development costs were $9,584,092 as at June 30, 2021 (December 31, 2020 - $8,880,753).

Impairment of Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of ASC 360, Property, Plant and Equipment and ASC 350, Intangibles-Goodwill and Others. During the periods presented, the only long-lived assets reported on the Company’s consolidated balance sheet are equipment, and security deposits. These provisions require that long-lived assets and certain identifiable recorded intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.

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

RESULTS OF OPERATIONS

Revenue

Total revenue, net of platform fees (to Apple, Google and Amazon) and withholding taxes, for the quarter ended June 30, 2021, increased to $2,177,505, an increase of 196% from revenue of $736,827 for the second quarter of 2020 and an increase of 40% from revenue of $1,557,942 for the first quarter of 2021. Ad Tech advertising revenue increased to $2,120,500 for the quarter ended June 30, 2021, an increase of 247% from ad tech advertising revenue of $611,709 in the second quarter of 2020 and an increase of 41% from Ad tech revenue of $1,504,300 for the first quarter of 2021. Content revenue decreased to $57,005, for the quarter ended June 30, 2021, a decrease of 54% from revenue of $125,118 in the second quarter of 2020 and an increase of 6% from Content revenue of $53,642 for the first quarter of 2021. The increase in total revenue compared to the second quarter of fiscal 2020 and the first quarter of fiscal 2021 is due to the strong demand for kid safe advertising generated by the introduction of strong regulations worldwide.

Selling and marketing expenses

Selling and marketing expenses were $181,144 for the quarter ended June 30, 2021, an increase of 134% over expenses of $77,392 in the second quarter of fiscal 2020 and an increase of 41% over expenses of $128,688 in the first quarter of fiscal 2021. This increase in sales and marketing expenses in the quarter ended June 30, 2021, compared to the second quarter of fiscal 2020 and the first quarter of fiscal 2021 is due to one-time bonuses paid to our sales staff in recognition of their dedicated service during the stressful COVID-19 period.

We expect to incur increased sales and marketing expenses in selling the Ad tech advertising and to grow the Ad tech advertising revenue and to bring new players to Rooplay; our Rooplay Originals; and our bingo games. There can be no assurances that these expenditures will result in increased traffic or significant additional revenue.

General and administrative expenses

General and administrative expenses consist primarily of premises costs for our offices, legal and professional fees, and other general corporate and office expenses. General and administrative expenses increased to $166,361 for the quarter ended June 30, 2021, an increase of 56% from costs of $106,568 for the second quarter of fiscal 2020, an increase of 5% from costs of $157,695 for the first quarter of fiscal 2021. The increase in general and administrative expenses compared to the second quarter of fiscal 2020 and the first quarter of fiscal 2021 is due an increase in fees paid to our professional advisors and an increase in recruiting fees to hire additional employees.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Stock awareness program

During the quarter ended June 30, 2021 the Company commenced a Corporate stock awareness program. The Company engaged Research Capital Corporation, Stockhouse Publishing Ltd. and Proactive for financial and capital markets advisory services and to assist with general market outreach to increase investor awareness as the Company continues to achieve important milestones and grow its investor base.

The Company incurred stock awareness expenses of $285,857 during the quarter ended June 30, 2021 of which $262,865 is a non-cash expense from the issuance of shares and warrants to Research Capital Corporation.

Salaries, wages, consultants and benefits

Salaries, wages, consultants, and benefits increased to $256,336 for the quarter ended June 30, 2021, an increase of 155% compared to salaries, wages, consultants, and benefits of $100,612 in the second quarter of 2020 and an increase of 94% compared to salaries, wages, consultants, and benefits of $132,242 in the first quarter of 2021. This increase compared to the second quarter of fiscal 2020 and the first quarter of fiscal 2021 is primarily due to one-time bonuses paid in recognition of their dedicated service during the stressful COVID-19 period.

Depreciation and amortization

Intangible assets are amortized using a straight-line method over three to eight years. These intangible assets include customer lists, the technology for Kidoz OS and the software development kits (SDK) for our advertising platform. These intangible assets are as result of the acquisition of Kidoz Ltd. The amortization for the quarter ended June 30, 2021 and 2020 and the quarter ended March 31, 2021, was $139,018.

Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years. Depreciation and amortization decreased to $2,079, during the quarter ended June 30, 2021, a decrease over costs of $2,403 during the same quarter in the prior year and a decrease over costs of $2,814 in the first quarter of fiscal 2021. This decrease in depreciation and amortization compared to the second quarter of fiscal 2020 and the first quarter of fiscal 2021, is due to the aging of equipment.

Content and software development

The Company does not capitalize its development costs. The Company expensed $366,046 in content and software development costs during the quarter ended June 30, 2021, an increase of 52% compared to content and software development costs of $241,130 expensed during the second quarter of fiscal 2020 and an increase of 9% compared to content and software development costs of $337,293 expensed during the first quarter of fiscal 2021. The increase is due to one-time bonuses paid to our development staff in recognition of their dedicated service during the stressful COVID-19 period and the hiring additional development staff to increase the development of our base technology.

Stock-based compensation expense

During the quarter ended June 30, 2021, the Company incurred non-cash stock-based compensation expenses of $192,585 from the issuance of stock options granted during the quarter ended June 30, 2021, an increase compared to stock-based compensation expense of $9,849 in the second quarter of fiscal 2020 and an increase compared to stock-based compensation expense of $77,021 in the first quarter of fiscal 2021. This increase compared to the second quarter of fiscal 2020 and the first quarter of fiscal 2021 is due to the granting of stock options during the quarter ended June 30, 2021. The options are issued to consultants and employees as per the Company’s amended 2015 Stock Option Plan.

Net loss and loss per share

The net loss after taxation for the quarter ended June 30, 2021, amounted to ($545,077), a loss of ($0.00) per share, compared to a net loss of ($361,399) or ($0.00) per share in the quarter ended June 30, 2020 and compared to a net loss of ($347,044) or ($0.00) per share in the quarter ended March 31, 2021. The loss excluding the stock awareness program was ($259,220) or ($0.00) per share in the quarter ended June 30, 2021, a reduction of 25% from the loss of ($347,044) in the first quarter of 2021. This increase in net loss for the quarter compared to the second quarter of fiscal 2020 and the decrease in net loss from the first quarter of fiscal 2021 is due to the stock awareness program and one-time bonuses paid to our staff and consultants in recognition of their dedicated service during the stressful COVID-19 period. This increase in expenses is reduced by the increase in revenue as a result of the strong demand for kid safe advertising.

Earnings before interest; depreciation and amortization; stock awareness program, stock-based compensation and impairment of goodwill (“EBITDA”) for the period ended June 30, 2021, amounted to $48,079, an increase of 124%, compared to an EBITDA loss of ($197,057) in the period ended June 30, 2020 and an increase of 143%, compared to an EBITDA loss of ($110,682) in the first quarter of fiscal 2021.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $1,553,626 and working capital of $2,948,809 at June 30, 2021. This compares to cash of $1,226,045 and working capital of $3,071,545 as at December 31, 2020.

During the six months ended June 30, 2021, we provided cash of $313,830 in operating activities compared to cash provided in operating activities of $144,085 in the same period in the prior year.

During the six months ended June 30, 2021, we used cash in investing activities of ($5,580) compared to cash used in investing activities of ($7,108) in the same period in the prior year.

Net cash provided by financing activities was $19,331 in the six months ended June 30, 2021. This compares to cash provided by financing activities of $11,143 in the same period in the prior year.

Our future capital requirements will depend on a number of factors, including the revenues from the Ad tech business; the revenues from the Kidoz OS license fees; the revenues from the content platforms and games; the costs associated with the further development of the Ad tech advertising business, the further development of the content platform including, Rooplay; Rooplay Originals; Shoal.js; Garfield’s Bingo and Trophy Bingo; the cost of sales and marketing of the Ad tech business, the Kidoz OS license fees and player acquisition costs for Rooplay; Rooplay Originals; Garfield’s Bingo and Trophy Bingo, the development of new products, the acquisition of new companies and the success of Rooplay; Rooplay Originals; Garfield’s Bingo and Trophy Bingo.

ITEM 4	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2021. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2021, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

There were no significant changes in the Company’s internal controls or other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are not currently a party to any legal proceeding and was not a party to any other legal proceeding during the quarter ended June 30, 2021. We are currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2021, the Company issued 230,000 common shares to Research Capital Corporation (“RCC”) as payment for the financial and capital markets advisory services. In addition, the Company granted 230,000 common share purchase warrants to RCC. Each warrant will entitle the holder thereof to purchase one common share in the capital of the Company at an exercise price of $0.78 (CAD$0.98) at any time up to 24 months following the date of issuance.

During the quarter ended June 30, 2021, the holder of 70,000 stock options exercised their options for 70,000 shares for $31,264 at an average exercise price of $0.45 (CAD$0.54) per share.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders during the period.

ITEM 5.	Other Information

None

ITEM 6.	Exhibits and reports on Form 8-K

Exhibits

The following instruments are included as exhibits to this Report. Exhibits incorporated by reference are so indicated.

Exhibit Number	Description
4.4	Convertible Debenture between the Company and unrelated parties dated July 2, 2002. (b)
4.5	Common Stock Purchase Warrant between the Company and unrelated parties dated July 2, 2002. (b)
10.2	Asset Purchase Agreement by and between Bingo, Inc. and Progressive Lumber, Corp. dated January 18, 1999. (a)
10.24	Amended Consulting Agreement dated February 28, 2002, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (c)
10.32	Code of Business Conduct and Ethics dated December 22, 2006. (d)
10.33	Amended Consulting Agreement dated June 16, 2010, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (e)
10.37	Amended Consulting Agreement dated August 1, 2013, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (f)
10.38	Consulting Agreement dated January 1, 2014, between the Company, Jayska Consulting Ltd., and J.M. Williams. (f)
10.39	Consulting Agreement dated January 1, 2014, between the Company, LVA Media Inc., and J.M. Williams. (f)
10.41	Consulting Agreement dated January 1, 2014, between the Company, Bromley Accounting Services Limited, and H. W. Bromley. (f)
10.42	Share Purchase Agreement for the purchase of Kidoz Ltd. (g)
31.1	Certificate of Co-Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 16, 2021.
31.2	Certificate of Co-Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 16, 2021.
31.3	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 16, 2021.
32.1	Certification from the Co-Chief Executive Officer of Kidoz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 16, 2021.
32.2	Certification from the Co-Chief Executive Officer of Kidoz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 16, 2021.
32.3	Certification from the Chief Financial Officer of Kidoz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 16, 2021.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(a) Previously filed with the Registrant’s registration statement on Form 10 on June 9, 1999.

(b) Previously filed with the Company’s quarterly report on Form 10-Q for the period ended September 30, 2002, on November 14, 2002.

(c) Previously filed with the Company’s quarterly report on Form 10-Q for the period ended September 30, 2002, on August 14, 2002.

(d) Previously filed with the Company’s report on Form 8-K on December 26, 2006.

(e) Previously filed with the Company’s report on Form 8-K on June 17, 2010.

(f) Previously filed with the Company’s report on Form 8-K on March 24, 2014.

(g) Previously filed with the Company’s report on Form 8-K on March 12, 2019.

Reports on Form 8-K.

During the quarter ended June 30, 2021, the Company issued a Form 8-K announcing the signing the agreement with Research Capital Corporation and the issuance of 230,000 common shares and the granting of 230,000 warrants as per the agreement.

Reports Subsequent to the quarter ended June 30, 2021.

There were no reports subsequent to the quarter ended June 30, 2021.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 16, 2021	KIDOZ INC.
(Registrant)

Date:	August 16, 2021	/S/ J.M. Williams
J. M. Williams, Co-Chief Executive Officer (Principal Executive Officer)

Date:	August 16, 2021	/S/ E. Ben Tora
E. Ben Tora, Co -Chief Executive Officer (Principal Executive Officer)

Date:	August 16, 2021	/S/ H. W. Bromley
H.W. Bromley, Chief Financial Officer (Principal Accounting Officer)