Form 10-Q
period 2021-09-30
KIDOZ INC.
filed 2021-11-15
CIK 1318482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer’s common stock, no par value per share, was 131,424,989 as of November 15, 2021.

KIDOZ INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2021

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Consolidated Balance Sheets

(Unaudited)

As at	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash	$1,190,008	$1,226,045
Accounts receivable, less allowance for doubtful accounts $55,538 (December 31, 2020 - $55,660) (Note 3)	3,539,684	3,933,540
Prepaid expenses	126,747	89,970
Total Current Assets	4,856,439	5,249,555

Equipment (Note 4)	22,506	21,839
Goodwill (Note 6)	3,301,439	3,301,439
Intangible assets (Note 5)	1,833,935	2,250,989
Long term cash equivalent	23,602	31,392
Operating lease right-of-use assets (Note 12)	72,834	106,315
Security deposit	7,619	7,600

Total Assets	$10,118,374	$10,969,129

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,101,673	$1,722,066
Accrued liabilities	431,917	375,089
Accounts payable and accrued liabilities - related party (Note 13)	60,418	50,772
Derivative liability – warrants (Note 2e and 9)	33,259	-
Operating lease liabilities – current portion (Note 12)	31,957	30,083
Total Current Liabilities	1,659,224	2,178,010

Government CEBA loan (Note 8)	47,205	47,089
Operating lease liabilities – non-current portion (Note 12)	49,985	73,835
Total Liabilities	1,756,414	2,298,934

Commitments (Note 11)

Stockholders’ Equity (Note 9):
Common stock, no par value, unlimited shares authorized, 131,424,989 shares issued and outstanding (December 31, 2020 - 131,124,989)	49,753,022	49,094,096
Accumulated deficit	(41,415,642)	(40,448,481)
Accumulated other comprehensive income: Foreign currency translation adjustment	24,580	24,580
Total Stockholders’ Equity	8,361,960	8,670,195

Total Liabilities and Stockholders’ Equity	$10,118,374	$10,969,129

See accompanying notes to the consolidated financial statements.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Operations and Comprehensive Loss

For Periods Ended September 30, 2021 and 2020

(Unaudited)

	Nine Months ended September 30, 2021	Nine Months ended September 30, 2020	Three Months ended September 30, 2021	Three Months ended September 30, 2020

Revenue:
Ad tech advertising revenue	$6,384,308	$3,316,433	$2,759,508	$1,809,169
Content revenue	165,781	324,346	55,134	110,804
Total revenue	6,550,089	3,640,779	2,814,642	1,919,973
Cost of sales:	3,614,181	1,956,178	1,588,108	1,005,316
Total cost of sales	3,614,181	1,956,178	1,588,108	1,005,316
Gross profit	2,935,908	1,684,601	1,226,534	914,657

Operating expenses:
Amortization of operating lease right-of-use assets (Note 12)	33,481	44,695	7,369	15,734
Depreciation and amortization (Notes 4 & 5)	424,255	423,437	141,326	140,685
Directors fees (Note 13)	6,022	7,500	2,022	2,500
General and administrative	469,821	374,068	145,765	124,245
Salaries, wages, consultants and benefits	511,959	320,855	123,381	84,003
Selling and marketing	465,954	277,606	156,122	84,507
Stock awareness program	351,249	-	65,392	-
Stock-based compensation (Note 9)	448,369	84,004	178,763	73,614
Content and software development (Note 7)	1,180,898	805,217	477,559	279,364
Total operating expenses	3,892,008	2,337,382	1,297,699	804,652
(Loss) Income before other income (expense) and income taxes	(956,100)	(652,781)	(71,165)	110,005
Other income (expense):
Foreign exchange (loss) gain	(58,651)	3,220	(16,479)	6,548
Gain on derivative liability – warrants (Note 2e)	50,313	-	12,329	-
Interest and other income	266	872	266	81
(Loss) Income before income taxes	(964,172)	(648,689)	(75,049)	116,634
Income tax (expense) recovery	(2,989)	-	9	-
(Loss) Income after tax	(967,161)	(648,689)	(75,040)	116,634
Other comprehensive income (loss)	-	-	-	-
Comprehensive (loss) income	$(967,161)	$(648,689)	$(75,040)	$116,634
Basic and diluted (loss) income per common share	$(0.01)	$(0.00)	$(0.00)	$0.00
Weighted average common shares outstanding, basic	131,312,681	131,124,989	131,424,989	131,124,989
Weighted average common shares outstanding, diluted	131,312,681	131,124,989	131,424,989	131,124,989

See accompanying notes to the consolidated financial statements.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Stockholders’ EQUITY

For the periods ended September 30, 2021 and 2020

(Unaudited)

	Nine-Month period Ended September 30, 2021
	Common stock		Accumulated	Accumulated Other Comprehensive income Foreign currency translation	Total Stockholders’
	Shares	Amount	Deficit	adjustment	Equity
Balance, December 31, 2020	131,124,989	$49,094,096	$(40,448,481)	$24,580	$8,670,195

Stock-based compensation	-	77,021	-	-	77,021
Net loss and comprehensive loss	-	-	(347,044)	-	(347,044)
Balance, March 31, 2021	131,124,989	$49,171,117	$(40,795,525)	$24,580	$8,400,172

Shares issued	230,000	179,293	-	-	179,293
Options exercised	70,000	31,264	-	-	31,264
Stock-based compensation	-	192,585	-	-	192,585
Net loss and comprehensive loss	-	-	(545,077)		(545,077)
Balance, June 30, 2021	131,424,989	$49,574,259	$(41,340,602)	$24,580	$8,258,237

Stock-based compensation	-	178,763	-	-	178,763
Net loss and comprehensive loss	-	-	(75,040)		(75,040)
Balance, September 30, 2021	131,424,989	$49,753,022	$(41,415,642)	$24,580	$8,361,960

	Nine-Month period Ended September 30, 2020
	Common stock		Accumulated	Accumulated Other Comprehensive income Foreign currency translation	Total Stockholders’
	Shares	Amount	Deficit	adjustment	Equity
Balance, December 31, 2019	131,124,989	$48,935,213	$(40,552,452)	$24,580	$8,407,341

Stock-based compensation	-	541	-	-	541
Net loss and comprehensive loss	-	-	(403,924)	-	(403,924)
Balance, March 31, 2020	131,124,989	$48,935,754	$(40,956,376)	$24,580	$8,003,958

Stock-based compensation	-	9,849	-	-	9,849
Net loss and comprehensive loss	-	-	(361,399)	-	(361,399)
Balance, June 30, 2020	131,124,989	$48,945,603	$(41,317,775)	$24,580	$7,652,408

Stock-based compensation	-	73,614	-	-	73,614
Net income and comprehensive income	-	-	116,634	-	116,634
Balance, September 30, 2020	131,124,989	$49,019,217	$(41,201,141)	$24,580	$7,842,656

See accompanying notes to the consolidated financial statements.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Cash Flows

For the Nine month periods ended September 30, 2021 and 2020

(Unaudited)

	2021	2020
Cash flows from operating activities:
Net loss	$(967,161)	$(648,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	424,255	423,437
Amortization of operating lease right-of-use assets	33,481	44,695
Gain on derivative liability – warrants	(50,313)	-
Shares issued for services	179,293	-
Stock awareness program – warrants granted for services	83,572	-
Stock-based compensation	448,369	84,004
Unrealized foreign exchange loss	97	-

Changes in operating assets and liabilities:
Accounts receivable	393,856	318,665
Prepaid expenses	(36,777)	9,290
Accounts payable and accrued liabilities	(553,919)	(59,790)
Net cash (used in) provided by operating activities	(45,247)	171,612

Cash flows from investing activities:
Acquisition of equipment	(7,868)	(1,495)
Long-term cash equivalent	7,790	8,481
Acquisition of right-of-use assets	-	(17,099)
Security deposits	-	481
Net cash used in investing activities	(78)	(9,632)

Cash flows from financing activities:
Options exercised	31,264	-
Proceeds of short-term loan	200,000	-
Repayment of short-term loan	(200,000)	-
Payments on operating lease liabilities	(21,976)	(22,123)
Government CEBA loan	-	29,930
Net cash provided by financing activities	9,288	7,807

Change in cash	(36,037)	169,787

Cash, beginning of period	1,226,045	967,212
Cash, end of period	$1,190,008	$1,136,999

Supplementary information:
Interest paid	$987	$-
Income taxes paid	$2,989	$-

See accompanying notes to the consolidated financial statements.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2021 and 2020

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

Continuing operations

These unaudited interim consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations. The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing. The Company has reported losses from operations for the quarters ended September 30, 2021 and 2020 and has an accumulated deficit of $41,415,642 as at September 30, 2021. These material uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts and settlement of the liability amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Nine Months ended September 30, 2021 and 2020

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

Nine Months ended September 30, 2021 and 2020

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

3) Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. None of the Company’s contracts contain financing or variable consideration components.

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

Nine Months ended September 30, 2021 and 2020

(Unaudited)

2.	Summary of significant accounting policies (Continued):

(c)	Revenue recognition: (Continued)

5) Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations at a point in time as discussed in further detail under “Disaggregation of Revenue” below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer.

Disaggregation of Revenue

All of the Company’s performance obligations, and associated revenue, are generally transferred to customers at a point in time. The Company has the following revenue streams:

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

Nine Months ended September 30, 2021 and 2020

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

Nine Months ended September 30, 2021 and 2020

(Unaudited)

2.	Summary of significant accounting policies (Continued):

  (d) Software development costs:

The Company expensed all software development costs as incurred for the period ended September 30, 2021 and 2020. As at September 30, 2021 and 2020, all capitalized software development costs have been fully amortized and the Company has no capitalized software development costs.

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

As at September 30, 2021 and December 31, 2020, all capitalized software development costs have been fully amortized and the Company has no capitalized software development costs.

Total software development costs were $10,061,651 as at September 30, 2021 (December 31, 2020 - $8,880,753).

  (e) Derivative liability – warrants

The Company’s warrants have an exercise price in Canadian dollars whilst the Company’s functional currency is US Dollars. Therefore, in accordance with ASU 815 – Derivatives and Hedging, the warrants have a derivative liability value. This liability value has no effect on the cashflow of the Company and does not represent a cash payment of any kind.

A fair value of the derivative liability of $83,572 was been estimated on the date of the subscription using the Binomial Lattice pricing model. Since the warrant was issued there was a gain on derivative liability - warrants of $50,313 and the derivative liability – warrants value reduced to $33,259 with the following assumptions:

	September 30, 2021	April 1, 2021
Exercise price	CAD$0.98	CAD$0.98
Stock price	CAD$0.65	CAD$0.98
Expected term	1.5 years	2 years
Expected dividend yield	-	-
Expected stock price volatility	90.87%	145.71%
Risk-free interest rate	0.98%	0.73%

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2021 and 2020

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

Nine Months ended September 30, 2021 and 2020

(Unaudited)

2.	Summary of significant accounting policies (Continued):

(h)	New accounting pronouncements and changes in accounting policy: (Continued)

There have been no other recent accounting standards, or changes in accounting standards, during the period ended September 30, 2021, as compared to the recent accounting standards described in the Annual Report, that are of material significance, or have potential material significance, to us.

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

When available, we use quoted market prices to determine fair value, and we classify such measurements within Level 1. In some cases where market prices are not available, we make use of observable market-based inputs to calculate fair value, in which case the measurements are classified within Level 2. If quoted or observable market prices are not available, fair value is based upon valuations in which one or more significant inputs are unobservable, including internally developed models that use, where possible, current market-based parameters such as interest rates, yield curves and currency rates. These measurements are classified within Level 3.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2021 and 2020

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

The fair value of accounts receivable, accounts payable, accrued liabilities, and accounts payable and accrued liabilities - related party approximate their financial statement carrying amounts due to the short-term maturities of these instruments and are therefore carried at their historical cost basis.

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

3. Accounts receivable:

The accounts receivable as at September 30, 2021, is summarized as follows:

	September 30, 2021	December 31, 2020
Accounts receivable	$3,595,222	$3,989,200
Expected credit losses	(55,538)	(55,660)
Net accounts receivable	$3,539,684	$3,933,540

The Company had bank accounts with the National Bank of Anguilla. During the year ended December 31, 2016, the National Bank of Anguilla filed for chapter 11 protection. The Company expensed the balance on account of $27,666 in fiscal 2016 as a doubtful debt. Additionally, the Company has a doubtful debt provision of $27,872 for existing accounts receivable.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2021 and 2020

(Unaudited)

4. Equipment:

September 30, 2021	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$152,683	$137,442	$15,241
Furniture and fixtures	16,517	9,252	7,265
	$169,200	$146,694	$22,506

December 31, 2020	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$146,545	$130,798	$15,747
Furniture and fixtures	14,787	8,695	6,092
	$161,332	$139,493	$21,839

Depreciation expense was $2,308 (September 30, 2020 - $1,667) for the quarter ended September 30, 2021.

5. Intangible assets:

September 30, 2021	Cost	Accumulated depreciation	Net book Value

Ad Tech technology	$1,877,415	$969,998	$907,417
Kidoz OS technology	31,006	26,699	4,307
Customer relationship	1,362,035	439,824	922,211
	$3,270,456	$1,436,521	$1,833,935

December 31, 2020	Cost	Accumulated amortization	Net book Value

Ad Tech technology	$1,877,415	$688,386	$1,189,029
Kidoz OS technology	31,006	18,948	12,058
Customer relationship	1,362,035	312,133	1,049,902
	$3,270,456	$1,019,467	$2,250,989

Amortization expense was $139,018 (September 30, 2020 - $139,018) for the quarter ended September 30, 2021.

6. Goodwill:

The changes in the carrying amount of goodwill for the period ended September 30, 2021, and the year ended December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
Goodwill, balance at beginning of period	$3,301,439	$3,301,439
Impairment of goodwill	-	-
Goodwill, balance at end of period	$3,301,439	$3,301,439

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2021 and 2020

(Unaudited)

6. Goodwill: (Continued)

The Company’s annual goodwill impairment analysis performed during the fourth quarter of fiscal 2020 included a quantitative analysis of Kidoz Ltd. reporting unit (consisting of intangible assets (Note 5) and goodwill). The reporting unit has a carrying amount of $5,135,374 (December 31, 2020 - $5,552,428) as at December 31, 2020. The Company performed a discounted cash flow analysis for Kidoz Ltd. for the year ended December 31, 2020. These discounted cash flow models included management assumptions for expected sales growth, margin expansion, operational leverage, capital expenditures, and overall operational forecasts. The Company classified these significant inputs and assumptions as Level 3 fair value measurements. Based on the annual impairment test described above there was no additional impairment determined for fiscal 2020.

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

During the period ended September 30, 2021, the Company has expensed the development costs of all its technology as incurred and has expensed the following software development costs.

	Nine Months ended September 30, 2021	Nine Months ended September 30, 2020	Three Months ended September 30, 2021	Three Months ended September 30, 2020

Opening total software development costs	$8,880,753	$7,672,376	$9,584,092	$8,198,229
Software development during the period	1,180,898	805,217	477,559	279,364
Closing total Software development costs	$10,061,651	$8,477,593	$10,061,651	$8,477,593

8. Government CEBA loan:

During the year ended December 31, 2020, the Company was granted a loan of $47,205 (CAD$60,000) under the Canada Emergency Business Account (CEBA) loan program for small businesses. The CEBA loan program is one of the many incentives the Canadian Government put in place in response to COVID-19. The loan is interest free and a quarter of the loan CAD$20,000 is eligible for complete forgiveness if CAD$40,000 is fully repaid on or before December 31, 2022. If the loan cannot be repaid by December 31, 2022, it can be converted into a 3-year term loan charging an interest rate of 5%.

During the quarter ended March 31, 2021, the Company drew $200,000 from its line of credit with the Leumi Bank. The loan was repaid in full during the quarter ended March 31, 2021 with interest costs of $987.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2021 and 2020

(Unaudited)

9. Stockholders’ equity:

The holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company’s ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation. The Company’s common stock has no par value per common stock.

(a)	Common stock issuances:

There were no stock issuances during the quarter ended September 30, 2021.

During the quarter ended June 30, 2021, the Company engaged Research Capital Corporation (“RCC”) as a financial and capital markets advisor. As part of the compensation for its services, RCC will receive a monthly fee of $5,162 (CAD$6,500) for its trading advisory services for a minimum of 6 months with extension by mutual agreement and a financial advisory fee to be satisfied by the issuance of 230,000 common shares of the Company valued at $179,293. In addition, the Company granted 230,000 common share purchase warrants to RCC. Each warrant will entitle the holder thereof to purchase one common share in the capital of the Company at an exercise price of $0.77 (CAD$0.98) at any time up to 24 months following the date of issuance. During the quarter ended June 30, 2021, the Company issued the shares and granted the warrants.

During the quarter ended June 30, 2021, the holder of 70,000 stock options exercised their options for 70,000 shares for $31,264 at an average exercise price of $0.45 (CAD$0.54) per share.

There were no shares issued during the year ended December 31, 2020.

(b)	Warrants

A summary of warrant activity for the quarter ended September 30, 2021 are as follows:

	Number of options	Exercise price	Expiry date
Outstanding, December 31, 2020	-	$-
Granted	230,000	0.77	April 3, 2023
Outstanding September 30, 2021	230,000	0.77

(c)	Stock option plans:

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

Nine Months ended September 30, 2021 and 2020

(Unaudited)

9.	Stockholders’ equity: (Continued)

(c)	Stock option plans: (Continued)

During the quarter ended September 30, 2021, the Company granted 300,000 options at CAD$0.66 ($0.52)

During the quarter ended June 30, 2021, the Company granted 1,300,000 options at CAD$1.02 ($0.80)

During the quarter ended March 31, 2021, the Company granted 1,075,000 options at CAD$0.50 ($0.39)

During the year ended December 31, 2020, the Company granted 2,745,000 options at CAD$0.45 ($0.35).

	Number of options	Weighted average exercise price
Outstanding December 31, 2019	3,200,750	$0.45

Granted	2,745,000	0.33
Exercised	-	-
Cancelled	(70,000)	(0.42)

Outstanding, December 31, 2020	5,875,750	$0.39

Granted	2,675,000	0.62
Exercised	(70,000)	(0.45)
Cancelled	(330,000)	(0.43)
Outstanding September 30, 2021	8,150,750	$0.47

The aggregate intrinsic value for options as of September 30, 2021 was $686,823 (December 31, 2020 - $137,250).

The following table summarizes information concerning outstanding and exercisable stock options at September 30, 2021:

Exercise prices per share	Number outstanding	Number exercisable	Expiry date
CAD$0.45	2,545,000	295,264	June 30, 2025
CAD$0.50	991,600	127,600	February 1, 2026
CAD$0.54	570,000	570,000	December 20, 2021
CAD$0.54	506,150	492,850	November 8, 2022
CAD$0.54	713,000	713,000	June 4, 2023
CAD$0.66	300,000	18,000	July 12, 2026
US$0.50	1,275,000	1,275,000	June 4, 2023
CAD$1.02	1,250,000	150,000	April 6, 2026
	8,150,750	3,641,714

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2021 and 2020

(Unaudited)

9. Stockholders’ equity: (Continued)

(c)	Stock option plans: (Continued)

During the quarter ended September 30, 2021, the Company recorded stock-based compensation of $178,763 on the options granted and vested (September 30, 2020 – $73,614) and as per the Black-Scholes option-pricing model, with a weighted average fair value per option of $0.36 (September 30, 2020 - $0.26).

10. Fair value measurement:

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy.

	Level 1	Level 2	Level 3	Total
As at September 30, 2021
Assets
Cash	$1,190,008	$-	$-	$1,190,008
Long term cash equivalent	23,602	-	-	23,602
Liabilities
Derivative liability – warrants	-	(33,259)		(33,259)
Total net assets measured and recorded at fair value	$1,213,610	$(33,259)	$-	$1,180,351

	Level 1	Level 2	Level 3	Total
As at December 31, 2020
Assets
Cash	$1,226,045	$-	$-	$1,226,045
Long term cash equivalent	31,392	-	-	31,392
Total assets measured and recorded at fair value	$1,257,437	$-	$-	$1,257,437

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

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2021 and 2020

(Unaudited)

11.	Commitments: (Continued)

The Anguillan operating lease expired on April 1, 2011 but unless 3 month’s notice is given it automatically renews for a further 3 months. The Company will account for the lease in accordance with ASU 2016-02 (Topic 842) and will recognize a right-of-use asset and operating lease liability.

The minimum lease payments under these operating leases are approximately as follows:

2021	$20,711
2022	48,807
2023	49,955
2024	12,560

The Company paid rent expense totaling $32,516 for the quarter ended September 30, 2021 (September 30, 2020 - $29,845).

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

The Company expensed the minimum guarantee payments over the life of the agreement and recognized license expense of $1,683 (September 30, 2020 - $9,984) for the quarter ended September 30, 2021, and $13,247 (September 30, 2020 - $36,987) for the Nine months ended September 30, 2021.

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

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2021 and 2020

(Unaudited)

12.	Right of use assets: (Continued)

The right-of-use assets are summarized as follows:

	September 30, 2021	December 31, 2020

Opening balance for the period	$106,315	$134,914
Capitalization of additional license leases	-	25,472
Amortization of operating lease right-of use assets	(33,481)	(54,071)
Closing balance for the period	$72,834	$106,315

The operating lease as at September 30, 2021, is summarized as follows:

As at September 30, 2021	Operating lease- Office lease

2021	$8,283
2022	33,992
2023	35,140
2024	8,107
Total lease payments	$85,522
Less: Interest	(3,580)
Present value of lease liabilities	$81,942

Amounts recognized on the balance sheet
Current lease liabilities	$31,957
Long-term lease liabilities	49,985
Total lease payments	$81,942

	September 30, 2021	December 31, 2020

Opening balance for the period	$103,918	$127,615
Payments on operating lease liabilities	(21,976)	(23,697)
Closing balance for the period	81,942	103,918
Less: current portion	(31,957)	(30,083)
Operating lease liabilities – non-current portion as at end of period	$49,985	$73,835

13. Related party transactions:

The Company has a liability of $11,351 (December 31, 2020 - $10,968) to a company owned by a current director and officer of the Company for payment of consulting services rendered of $33,000 (September 30, 2020 - $23,100) by the current director and officer of the Company.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2021 and 2020

(Unaudited)

13. Related party transactions: (Continued)

The Company has a liability of $3,007 (December 31, 2020 - $nil) to a current director and officer of the Company for expenses incurred.

The Company has a liability of $6,720 (December 31, 2020 - $6,098) to a company owned by a current director and officer of the Company for payment of consulting services rendered of $20,602 (September 30, 2020 - $nil) by the current director and officer of the Company.

The Company has a liability of $7,500 (December 31, 2020 - $7,500) to a company owned by a current director and officer of the Company for payment of consulting services rendered of $22,500 (September 30, 2020 - $29,381) by the current director and officer of the Company.

The Company has a liability of $12,465 (December 31, 2020 - $12,519) to a current director and officer of the Company for payroll.

The Company has a liability of $7,500 (December 31, 2020 - $1,500), to independent directors of the Company for payment of directors’ fees. During the quarter ended September 30, 2021, the Company accrued $2,022 (September 30, 2020 - $2,500) to the independent directors in director fees.

The Company has a liability of $11,875 (December 31, 2020 - $12,187), to an officer of the Company for payment of consulting services rendered and expenses incurred of $35,857 (September 30, 2020 - $24,179) by the officer of the Company.

The Company has a liability of $nil (December 31, 2020 - $nil), to an officer of the Company for payment of consulting fees and expenses incurred of $39,291 (September 30, 2020 - $21,187) by the officer of the Company.

During the quarter ended September 30, 2021, the Company incurred stock-based compensation expense of $61,682 (September 30, 2020 - $30,555) to related parties from this stock option grant.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related party.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2021 and 2020

(Unaudited)

14. Segmented information:

Revenue

The Company operates in reportable business segments, the sale of Ad tech advertising and content revenue.

The Company had the following revenue by geographical region.

	Nine Months ended September 30, 2021	Nine Months ended September 30, 2020	Three Months ended September 30, 2021	Three Months ended September 30, 2020
Ad tech advertising revenue
Western Europe	$1,345,358	$1,331,051	$686,877	$691,050
North America	4,833,815	1,910,450	2,013,708	1,106,091
Other	205,135	74,932	58,923	12,028

Total ad tech advertising revenue	$6,384,308	$3,316,433	$2,759,508	$1,809,169

	Nine Months ended September 30, 2021	Nine Months ended September 30, 2020	Three Months ended September 30, 2021	Three Months ended September 30, 2020
Content revenue
Western Europe	$64,683	$77,563	$20,679	$20,121
Central, Eastern and Southern Europe	1,226	70,885	271	17,961
North America	54,882	130,620	25,339	58,927
Other	44,990	45,278	8,845	13,795

Total content revenue	$165,781	$324,346	$55,134	$110,804

Total revenue
Western Europe	$1,410,041	$1,408,614	$707,556	$711,171
Central, Eastern and Southern Europe	1,226	70,885	271	17,961
North America	4,888,697	2,041,070	2,039,047	1,165,018
Other	250,125	120,210	67,768	25,823

Total revenue	$6,550,089	$3,640,779	$2,814,642	$1,919,973

Equipment

The Company’s equipment is located as follows:

Net Book Value	September 30, 2021	December 31, 2020
Anguilla	$102	$164
Canada	9,145	7,482
Israel	12,320	12,870
United Kingdom	939	1,323
	$22,506	$21,839

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2021 and 2020

(Unaudited)

15. Concentrations:

Major customers

During the quarter ended September 30, 2021 and 2020, the Company sold Ad tech revenue and content revenue including subscriptions on its site Rooplay, in-app purchases on its social bingo sites, Trophy Bingo and Garfield’s Bingo and Rooplay Originals. During the quarter ended September 30, 2021, the Company had two Ad tech customers: $1,033,971, and $586,043 (September 30, 2020 – two customers: $975,813, and $490,090 respectively) who purchased more than 10% of the total revenue. The Company is reliant on the Google App, iOS App and Amazon App Stores to provide a content platform for Rooplay, Trophy Bingo and Garfield’s Bingo to be played thereon and certain advertising agencies for the Ad tech revenue.

16. Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions. At September 30, 2021, the Company had total cash and cash equivalents balances of $1,190,008 (December 31, 2020 - $1,226,045) at financial institutions, where $915,860 (December 31, 2020 - $970,453) is in excess of federally insured limits.

The Company has concentrations of credit risk with respect to accounts receivable, the majority of its account’s receivable are concentrated geographically in the United States amongst a small number of customers.

As of September 30, 2021, the Company had two customers, totaling $1,803,765 and $578,575 who accounted for greater than 10% of the total accounts receivable. As of December 31, 2020, the Company had two customers, totaling $1,618,244 and $807,346 respectively who accounted for greater than 10% of the total accounts receivable.

The Company controls credit risk through monitoring procedures and receiving prepayments of cash for services rendered. The Company performs credit evaluations of its customers but generally does not require collateral to secure accounts receivable.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis or Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below. Kidoz Inc’s (the “Company”, “we”, or “us”) actual results could differ materially from those anticipated in these forward-looking statements. The following discussion should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and the Management Discussion and Analysis or plan of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

FORWARD LOOKING STATEMENTS

All statements contained in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference, as well as statements made in press releases and oral statements that may be made by us or by officers, directors or employees acting on our behalf, that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Readers should consider statements that include the terms “believe,” “belief,” “expect,” “plan,” “anticipate,” “intend” or the like to be uncertain and forward-looking. In addition, all statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin, anticipated expense levels and liquidity and capital resources, constitute forward-looking statements. Particular attention should be paid to the facts of our limited operating history, the unpredictability of our future revenues, our need for and the availability of capital resources, the evolving nature of our business model, and the risks associated with systems development, management of growth and business expansion. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear. Readers should consider the risks more fully described in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Toronto Venture Stock Exchange on SEDAR and the Securities and Exchange Commission (the “SEC”) and should not place undue reliance on any forward-looking statements.

OVERVIEW

Kidoz Inc. (TSXV:KIDZ) owns the leading Children’s Online Privacy Protection Rule (“COPPA”) & General Data Protection Regulation (“GDPR”) compliant contextual mobile advertising network that safely reaches hundreds of million kids, teens, and families every month. Google certified and Apple approved, Kidoz provides an essential suite of advertising technology that unites brands, content publishers and families. Trusted by Disney, Hasbro, Lego and more, the Kidoz Contextual Ad Network helps the world’s largest brands to safely reach and engage kids across thousands of mobile apps, websites and video channels. The Kidoz network does not use location or Personally Identifiable Information (“PII”) data tracking commonly used in digital advertising. Instead, Kidoz has developed advanced contextual targeting tools to enable brands to reach their ideal customers with complete brand safety. A focused AdTech solution provider, the Kidoz SDK and Kidoz Programmatic network have become essential products in the digital advertising ecosystem. Our commitment to advertising privacy and safety has created one of the fastest growing mobile networks in the world.

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

Driving our revenue growth is strong underlying system growth for both users and publishers that are accessing the Kidoz technology. Media budgets continue to shift from linear TV to digital platforms like Kidoz as brands seek to engage their customers where kids spend most of their screen time. As mobile penetration among kids continues to increase, the global usage of mobile is steadily increasing. In addition, regulation at the government level is positively influencing growth of the KIDOZ Safe Ad Network. COPPA in America and GDPR in Europe have forced advertisers and publishers to ensure their data and advertising methodologies are safe. Regulators in America are updating COPPA to further enhance child safety online, and regulators in China, India and other regions are considering similar measures. As Kidoz is compliant, the Company benefits from all child-safe advertising regulation.

Building on Kidoz’s high-growth performance in 2020 and the first half of 2021, management plans to continue to invest in similar growth strategies in the fourth quarter of 2021 and throughout 2022. Our sales, product, and operational strategies are custom fit to match the favourable regulatory, consumer, and technological trends occurring in the market. Kidoz is actively recruiting the biggest and most successful apps in the world to offer our technology to their kids audiences for monetization. Each time a new app adopts our technology, our advertising inventory increases and we offer increased value to our advertising partners. The Company is developing technology to access a wider range of app inventory so that we can continue to increase Kidoz’s capabilities and significance in the market.

Furthermore, while the focus of the Company is the development and expansion of the Kidoz Safe Ad Network, we are developing our technology to expand into new markets, increase the scope of our market to include teens and families in a safe and secure manner either through new connections to the wider mobile advertising market, including the introduction and operation of our programmatic system, or via synergistic M&A.

Kidoz’s mobile products include the Kid Mode Operating System installed on millions of OEM tablets worldwide, Rooplay (www.rooplay.com) the cloud-based EduGame system for kids to learn and play, Garfield’s Bingo (www.garfieldsbingo.com) live on Android, and iOS; and Trophy Bingo (www.trophybingo.com), live across mobile platforms.

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

3) Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. None of the Company’s contracts contain financing or variable consideration components.

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

5) Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations at a point in time as discussed in further detail under “Disaggregation of Revenue” below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer.

Disaggregation of Revenue

All of the Company’s performance obligations, and associated revenue, are generally transferred to customers at a point in time. The Company has the following revenue streams:

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

Software Development Costs

The Company expensed all software development costs as incurred for the period ended September 30, 2021 and 2020. As at September 30, 2021 and 2020, all capitalized software development costs have been fully amortized and the Company has no capitalized software development costs.

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

As at September 30, 2021 and December 31, 2020, all capitalized software development costs have been fully amortized and the Company has no capitalized software development costs.

Total software development costs were $10,061,651 as at September 30, 2021 (December 31, 2020 - $8,880,753).

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

RESULTS OF OPERATIONS

Revenue

Total revenue, net of platform fees (to Apple, Google and Amazon) and withholding taxes, for the quarter ended September 30, 2021, increased to $2,814,642, an increase of 47% from revenue of $1,919,973 for the third quarter of 2020 and an increase of 29% from revenue of $2,177,505 for the second quarter of 2021. Ad Tech advertising revenue increased to $2,759,508 for the quarter ended September 30, 2021, an increase of 53% from ad tech advertising revenue of $1,809,169 in the third quarter of 2020 and an increase of 30% from Ad tech revenue of $2,120,500 for the second quarter of 2021. Content revenue decreased to $55,134, for the quarter ended September 30, 2021, a decrease of 50% from revenue of $110,804 in the third quarter of 2020 and a decrease of 3% from Content revenue of $57,005 for the second quarter of 2021. The increase in total revenue compared to the third quarter of fiscal 2020 and the second quarter of fiscal 2021 is due to the ongoing shift from TV advertising to mobile advertising and the strong demand for kid safe advertising generated by the introduction of strong regulations worldwide.

Selling and marketing expenses

Selling and marketing expenses were $156,122 for the quarter ended September 30, 2021, an increase of 85% over expenses of $84,507 in the third quarter of fiscal 2020 and a decrease of 14% over expenses of $181,144 in the second quarter of fiscal 2021. This increase in sales and marketing expenses in the quarter ended September 30, 2021, compared to the third quarter of fiscal 2020, is due to an increase in sales and marketing staff. The decrease compared to the second quarter of fiscal 2021 is due to one-time bonuses paid in the second quarter of fiscal 2021 to our sales staff in recognition of their dedicated service during the stressful COVID-19 period.

We expect to incur increased sales and marketing expenses in selling the Ad tech advertising and to grow the Ad tech advertising revenue. There can be no assurances that these expenditures will result in increased traffic or significant additional revenue.

General and administrative expenses

General and administrative expenses consist primarily of premises costs for our offices, legal and professional fees, and other general corporate and office expenses. General and administrative expenses increased to $145,765 for the quarter ended September 30, 2021, an increase of 17% from costs of $124,245 for the third quarter of fiscal 2020, and a decrease of 12% from costs of $166,361 for the second quarter of fiscal 2021. The increase in general and administrative expenses compared to the third quarter of fiscal 2020 is due an increase in recruiting fees to hire additional employees. The decrease in general and administrative expenses compared to the second quarter of fiscal 2021, is due a decrease in fees paid to our professional advisors.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Stock awareness program

During the quarter ended June 30, 2021 the Company commenced a corporate stock awareness program. The Company engaged Research Capital Corporation, Agora Internet Relations Corp., Stockhouse Publishing Ltd. and Proactive for financial and capital markets advisory services and to assist with general market outreach to increase investor awareness as the Company continues to achieve important milestones and grow its investor base.

The Company incurred stock awareness expenses of $65,392 during the quarter ended September 30, 2021.

Salaries, wages, consultants and benefits

Salaries, wages, consultants, and benefits increased to $123,381 for the quarter ended September 30, 2021, an increase of 47% compared to salaries, wages, consultants, and benefits of $84,003 in the third quarter of 2020 and a decrease of 52% compared to salaries, wages, consultants, and benefits of $256,336 in the second quarter of 2021. This increase compared to the third quarter of fiscal 2020 is due to the resumption of full salaries in Q3 2021 compared to a reduction in salaries in Q3 2020 as a result of COVID-19. The decrease compared to the second quarter of fiscal 2021 is primarily due to one-time bonuses paid in the second quarter of fiscal 2021 in recognition of their dedicated service during the stressful COVID-19 period.

Depreciation and amortization

Intangible assets are amortized using a straight-line method over three to eight years. These intangible assets include customer lists, the technology for Kidoz OS and the software development kits (SDK) for our advertising platform. These intangible assets are as result of the acquisition of Kidoz Ltd. The amortization for the quarter ended September 30, 2021 and 2020 and the quarter ended June 30, 2021, was $139,018.

Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years. Depreciation and amortization decreased to $2,308, during the quarter ended September 30, 2021, an increase over costs of $1,667 during the same quarter in the prior year and an increase over costs of $2,079 in the second quarter of fiscal 2021. This decrease in depreciation and amortization compared to the third quarter of fiscal 2020 is due to the aging of equipment. The increase in compared to the second quarter of fiscal 2021, is due the acquisition of new equipment.

Content and software development

The Company does not capitalize its development costs. The Company expensed $477,559 in content and software development costs during the quarter ended September 30, 2021, an increase of 71% compared to content and software development costs of $279,364 expensed during the third quarter of fiscal 2020 and an increase of 30% compared to content and software development costs of $366,046 expensed during the second quarter of fiscal 2021. The increase in development costs compared to the third quarter of fiscal 2020 and the second quarter of fiscal 2021 is due to hiring additional development staff to increase the development of our base technology.

Stock-based compensation expense

During the quarter ended September 30, 2021, the Company incurred non-cash stock-based compensation expenses of $178,763 from the issuance of stock options granted in fiscal 2021, an increase compared to stock-based compensation expense of $73,614 in the third quarter of fiscal 2020 and a decrease compared to stock-based compensation expense of $192,585 in the second quarter of fiscal 2021. The increase compared to the third quarter of fiscal 2020 is due to the granting of stock options in fiscal 2021. The decrease compared to the second quarter of fiscal 2021, is due to vested options granted in the second quarter of fiscal 2021. The options are issued to consultants and employees as per the Company’s amended 2015 Stock Option Plan.

Net loss and loss per share

The net loss after taxation for the quarter ended September 30, 2021, amounted to ($75,040), a loss of ($0.00) per share, compared to a net income of $116,634 or $0.00 per share in the quarter ended September 30, 2020 and compared to a net loss of ($545,077) or ($0.00) per share in the quarter ended June 30, 2021. This increase in net loss for the quarter compared to the third quarter of fiscal 2020, is due to the salary reductions instituted in fiscal 2020 in salaries as a result of COVID-19. The decrease in net loss from the second quarter of fiscal 2021 is due to the initiation of the stock awareness program and one-time bonuses paid to our staff and consultants in the second quarter of fiscal 2021 in recognition of their dedicated service during the stressful COVID-19 period.

Adjusted earnings before interest; depreciation and amortization; stock awareness program; stock-based compensation and impairment of goodwill (“Adjusted EBITDA”) for the period ended September 30, 2021, amounted to $265,984, a decrease of 20%, compared to an Adjusted EBITDA of $330,852 in the period ended September 30, 2020 and an increase compared to an Adjusted EBITDA of $16,484 in the second quarter of fiscal 2021.

Our Adjusted EBITDA is reconciled as follows:

	Nine Months ended September 30, 2021	Nine Months ended September 30, 2020	Three Months ended September 30, 2021	Three Months ended September 30, 2020

(Loss) Income after tax	$(967,161)	$(648,689)	$(75,040)	$116,634
Less :
Depreciation and amortization	424,255	423,437	141,326	140,685
Stock awareness program	296,865	-	33,539	-
Stock-based compensation	448,369	84,004	178,763	73,614
Gain on derivative liability – warrants	(50,313)	-	(12,329)	-
Interest and other income	(266)	(872)	(266)	(81)
Income tax expense	2,989	-	(9)	-
Adjusted EBITDA	$154,738	$(142,120)	$265,984	$330,852

We use Adjusted EBITDA internally to evaluate our performance and make financial and operational decisions that are presented in a manner that adjusts from their equivalent GAAP measures or that supplement the information provided by our GAAP measures. Adjusted EBITDA is defined by us as EBITDA (net income (loss) plus depreciation expense, amortization expense, interest, stock-based compensation and impairment of goodwill), further adjusted to exclude certain non-cash expenses and other adjustments. We use Adjusted EBITDA because we believe it more clearly highlights business trends that may not otherwise be apparent when relying solely on GAAP financial measures, since Adjusted EBITDA eliminates from our results specific financial items that have less bearing on our core operating performance.

Adjusted EBITDA is not presented in accordance with, or as an alternative to, GAAP financial measures and may be different from non-GAAP measures used by other companies. These non-GAAP measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We encourage investors to review the GAAP financial measures included in this Quarterly Report, including our consolidated financial statements, to aid in their analysis and understanding of our performance and in making comparisons.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $1,190,008 and working capital of $3,197,215 at September 30, 2021. This compares to cash of $1,226,045 and working capital of $3,071,545 as at December 31, 2020.

During the Nine months ended September 30, 2021, we used cash of $45,247 in operating activities compared to cash provided in operating activities of $171,612 in the same period in the prior year.

During the Nine months ended September 30, 2021, we used cash in investing activities of ($78) compared to cash used in investing activities of ($9,632) in the same period in the prior year.

Net cash provided by financing activities was $9,288 in the Nine months ended September 30, 2021. This compares to cash provided by financing activities of $7,807 in the same period in the prior year.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2021. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2021, the Company’s disclosure controls and procedures were effective (at the “reasonable assurance” level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

From time-to-time, the Company and its management have conducted and will continue to conduct further reviews and, from time to time put in place additional documentation, of the Company’s disclosure controls and procedures, as well as its internal control over financial reporting. The Company may from time to time make changes aimed at enhancing their effectiveness, as well as changes aimed at ensuring that the Company’s systems evolve with, and meet the needs of, the Company’s business. These changes may include changes necessary or desirable to address recommendations of the Company’s management, its counsel and/or its independent auditors, including any recommendations of its independent auditors arising out of their audits and reviews of the Company’s financial statements. These changes may include changes to the Company’s own systems, as well as to the systems of businesses that the Company has acquired or that the Company may acquire in the future and will, if made, be intended to enhance the effectiveness of the Company’s controls and procedures. The Company is also continually striving to improve its management and operational efficiency and the Company expects that its efforts in that regard will from time to time directly or indirectly affect the Company’s disclosure controls and procedures, as well as the Company’s internal control over financial reporting.

(b)	Changes in internal controls.

There were no significant changes in the Company’s internal controls or other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are not currently a party to any legal proceeding and was not a party to any other legal proceeding during the quarter ended September 30, 2021. We are currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no stock issuances during the quarter ended September 30, 2021.

During the quarter ended June 30, 2021, the Company issued 230,000 common shares to Research Capital Corporation (“RCC”) as payment for the financial and capital markets advisory services. In addition, the Company granted 230,000 common share purchase warrants to RCC. Each warrant will entitle the holder thereof to purchase one common share in the capital of the Company at an exercise price of $0.77 (CAD$0.98) at any time up to 24 months following the date of issuance.

During the quarter ended June 30, 2021, the holder of 70,000 stock options exercised their options for 70,000 shares for $31,264 at an average exercise price of $0.45 (CAD$0.54) per share.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders during the period.

ITEM 5.	Other Information

None

ITEM 6.	Exhibits and reports on Form 8-K

Exhibits

The following instruments are included as exhibits to this Report. Exhibits incorporated by reference are so indicated.

Exhibit Number	Description
4.4	Convertible Debenture between the Company and unrelated parties dated July 2, 2002. (b)
4.5	Common Stock Purchase Warrant between the Company and unrelated parties dated July 2, 2002. (b)
10.2	Asset Purchase Agreement by and between Bingo, Inc. and Progressive Lumber, Corp. dated January 18, 1999. (a)
10.24	Amended Consulting Agreement dated February 28, 2002, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (c)
10.32	Code of Business Conduct and Ethics dated December 22, 2006. (d)
10.33	Amended Consulting Agreement dated June 16, 2010, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (e)
10.37	Amended Consulting Agreement dated August 1, 2013, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (f)
10.38	Consulting Agreement dated January 1, 2014, between the Company, Jayska Consulting Ltd., and J.M. Williams. (f)
10.39	Consulting Agreement dated January 1, 2014, between the Company, LVA Media Inc., and J.M. Williams. (f)
10.41	Consulting Agreement dated January 1, 2014, between the Company, Bromley Accounting Services Limited, and H. W. Bromley. (f)
10.42	Share Purchase Agreement for the purchase of Kidoz Ltd. (g)
31.1	Certificate of Co-Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 15, 2021.
31.2	Certificate of Co-Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 15, 2021.
31.3	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 15, 2021.
32.1	Certification from the Co-Chief Executive Officer of Kidoz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 15, 2021.
32.2	Certification from the Co-Chief Executive Officer of Kidoz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 15, 2021.
32.3	Certification from the Chief Financial Officer of Kidoz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 15, 2021.

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

(d) Previously filed with the Company’s report on Form 8-K on December 26, 2006.

(e) Previously filed with the Company’s report on Form 8-K on June 17, 2010.

(f) Previously filed with the Company’s report on Form 8-K on March 24, 2014.

(g) Previously filed with the Company’s report on Form 8-K on March 12, 2019.

Reports on Form 8-K.

There were no reports issued during the quarter ended September 30, 2021.

Reports Subsequent to the quarter ended September 30, 2021.

There were no reports subsequent to the quarter ended September 30, 2021.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 15, 2021	KIDOZ INC.
(Registrant)

Date:	November 15, 2021	/S/ J.M. Williams
J. M. Williams, Co-Chief Executive Officer (Principal Executive Officer)

Date:	November 15, 2021	/S/ E. Ben Tora
E. Ben Tora, Co -Chief Executive Officer (Principal Executive Officer)

Date:	November 15, 2021	/S/ H. W. Bromley
H.W. Bromley, Chief Financial Officer (Principal Accounting Officer)

Page 38