Form 10-K
period 2021-12-31
KIDOZ INC.
filed 2022-03-31
CIK 1318482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to __________

Commission file number 333-120120-01

KIDOZ Inc.

(Exact name of registrant as specified in its charter)

ANGUILLA, B.W.I.	98-0206369
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Hansa Bank Building, Ground Floor, Landsome Road

AI 2640, The Valley, Anguilla, B.W.I

(Address of principal executive offices)

(888) 374-2163

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None

(Title of Each Class & Name of each exchange on which registered)

Securities registered under section 12(g) of the Exchange Act:

COMMON STOCK, NO PAR VALUE PER SHARE

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Ex- change Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year. $12,475,480

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Our common stock is quoted on the TSX Venture Exchange in Canada under the symbol “KIDZ” (previously “SGW”). The closing share price as of March 30, 2022, being CAD$0.45 (US$0.36) per share under symbol KIDZ on the TSX Venture Exchange and is quoted on the Over-the-Counter Markets – The Venture Marketplace (“OTCQB”) operated by OTC Markets Group Inc. (http://www.otcmarkets.com/) under the symbol “KDOZF and the aggregate market value of the voting and non-voting common equity held by non-affiliates is $22,719,273.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of the registrant’s common stock, no par value per share, was 131,424,989 as of March 30, 2022.

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

PART I

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. All statements contained herein that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing forward-looking statements may be found in the material set forth under “Business,” and “Management’s Discussion and Analysis or Plan of Operation,” as well as in this Annual Report generally. We generally use words such as “believes,” “intends,” “expects,” “anticipates,” “plans,” and similar expressions to identify forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond our control, which could cause actual results to differ materially from this forecast or anticipated in such forward-looking statements.

You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this report. We undertake no obligation to update these statements or publicly release the result of any revisions to these statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

ITEM 1. BUSINESS

INTRODUCTION

Kidoz Inc. (TSXV: KIDZ) is a mobile advertising technology company and owner of the KIDOZ Safe Ad Network (www.kidoz.net) and the Kidoz Publisher Software Development Kit (“SDK”). By developing solutions for app developers to monetize with safe, relevant, and fun ads we help keep the Google and Apple app stores safe and free for children. Our commitment to children’s privacy and safety has created one of the fastest growing mobile networks in the world. Unlike most digital advertising, every campaign on the Kidoz platform is free of location information, device identifiers, behavioural data, and other trackers used by advertisers to identify and track users across the Internet commonly known as IDFA and AAID. Our technology does not rely on any permanent identifiers, and as Google and Apple begin to disallow persistent trackers from being employed by any network (child-directed or not), Kidoz’s strength increases.

Fiscal 2021 saw Kidoz’s growth, profitability, and revenues reach new heights. The Company’s continued and increasing pace of growth is attributed to potent market and consumer forces both from the wider digital economy and also specific to the Kidoz niche of private, safe, and contextual advertising. One of the key factors driving growth is the ever-increasing dominance of mobile usage and mobile entertainment across all age groups. Mobile is now consumers’ preferred choice for entertainment and Kidoz provides a safe and high-performance platform to reach hundreds of millions of consumers on their mobile devices.

Kidoz is a dedicated AdTech developer that is completely focused on creating a high-performance mobile ad network. We’ve listened to our advertisers who want safe mobile inventory with the greatest reach and widest variety combined with full-service transparency and brand safety. As a contextual network free of data targeting, we build value and trust with advertisers by facilitating pre-campaign contextual app list planning, live campaign optimizations, and detailed post-campaign reporting and analysis. Our strategy continues to succeed in the dynamic digital advertising environment, and we’re excited to be expanding our team and refining our products to grow even faster in the months and years ahead.

The Kidoz network continues to grow in size and now boasts more than double the SDK app adoption than its closest direct mobile ad competitor. Kidoz continues to build value and trust with advertisers who seek private, safe, and contextual advertising. We continue to invest heavily into our systems and technology to increase our network reach and solidify our position as the market leader. The latest Kidoz technology that was released in 2021 has the power to further increase our growth rate and fill the billions of impressions exposed monthly on the Kidoz network.

The most powerful new product is Kidoz’s COPPA compliant programmatic technology solution: Kidoz Connect. This new product release is a unique programmatic solution providing ‘review & monetize’ technology to enable open market ad sourcing at scale. Kidoz Connect creates a safe pipeline of advertising sources to be connected to the Kidoz Contextual Ad Network and funneled to the thousands of apps currently utilizing Kidoz monetization technology.

Kidoz has also developed new tools for enabling the growth of performance campaigns on the Kidoz network. Software that facilitates the management, tracking, attribution and reporting of performance app install campaigns have enabled Kidoz to significantly grow this cost-per-install (CPI) business line.

Kidoz is recognized globally for safely reaching children under the age of 13 on their mobile devices via the Kidoz Contextual Ad Network. After years of development and growth of the Kidoz mobile platform, the Company has now expanded its offering to include both the teens (13-19) and parents’ markets. Using the enormous reach of the Kidoz SDK, the Kidoz media team can now contextually target the children, teen and parent segments in their favourite gaming and app environments.

Kidoz has a unique sales strategy that empowers more than thirty local and international media agencies to sell the Kidoz mobile advertising inventory created by the Kidoz SDK and Kidoz Connect programmatic solution. Agencies are thrilled with the expansion of the Kidoz technology into the Teen and Parent markets as the opportunities for new business are enormous. The success of our strategy and technology increases the pace of our technical investments and creates further opportunities to accelerate the speed of our growth as we refine our software and systems. Mobile digital media is one of the world’s largest industries and Kidoz is perfectly positioned with the correct team and technology to deliver value to its publishers, advertisers, and investors.

Kidoz has recently closed the busiest quarter in Company history. Management is pleased with the Company’s performance in 2021, excited by the trajectory of our technology, and believe that 2022 will be another record year for Kidoz.

Kidoz’s mobile products include the Kid Mode Operating System installed on millions of OEM tablets worldwide, Rooplay (www.rooplay.com) the cloud-based EduGame system for kids to learn and play; and Trophy Bingo (www.trophybingo.com), live across mobile platforms.

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

On January 22, 2015, Bingo.com, Ltd. filed Articles of Amendment with the Anguilla Registrar of Companies changing its name to “Shoal Games Ltd.”. Effective at the open of markets on January 27, 2015, the Common Shares commenced trading under the new trading symbol “SGLDF” on the OTC-QB.

On June 29, 2015, the Company filed a TSX Venture Exchange Listing Application for the TSX Venture Exchange listing and commenced trading on July 2, 2015, under the symbol “SGW”.

On April 4, 2019, Shoal Games Ltd. filed Articles of Amendment with the Anguilla Registrar of Companies changing its name to “Kidoz Inc.”. Effective at the open of markets on April 9, 2019, the Common Shares commenced trading under the new trading symbol “KIDZ” on the TSX Venture Exchange.

We conduct our business through the Anguilla incorporated entity and through our wholly-owned subsidiaries Kidoz Ltd. (“Kidoz Ltd.”), Shoal Media (Canada) Inc. (“Shoal Media Canada”), Shoal Games (UK) plc (“Shoal UK”), Coral Reef Marketing Inc. (“Coral Reef”), Shoal Media Inc. (“Shoal Media”), Rooplay Media Ltd. (“Rooplay Media”), Shoal Media UK Ltd. (“Shoal Media UK”), and Rooplay Media Kenya Limited. (“Rooplay Kenya”)

Shoal Media Canada was incorporated under the laws of British Columbia, Canada, on February 10, 1998, as 559262 B.C. Ltd. and changed its name to Bingo.com (Canada) Enterprises Inc. on February 11, 1999. It subsequently changed its name to English Bay Office Management Limited on September 8, 2003. Effective March 11, 2016, it changed its name to Shoal Media (Canada) Inc.

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

On January 1, 2013, 100% of the share capital of Shoal Media Inc., an Anguillian Company was acquired.

On October 25, 2016, Rooplay Media Ltd., was incorporated under the laws of British Columbia, Canada.

On March 27, 2017, Shoal Media UK Ltd. was incorporated under the laws of England and Wales.

On July 12, 2017, Rooplay Media Kenya Limited was incorporated under the laws of Kenya.

On March 4, 2019 the Company completed the acquisition of all of the issued and outstanding equity securities of Kidoz Ltd. (“Kidoz”) (www.kidoz.net), a privately held Israeli company.

The Company also maintains a number of inactive wholly-owned subsidiaries. These are:

-	Bingo.com (Antigua), Inc., (“Bingo.com (Antigua)”) incorporated as an Antigua International Business Corporation on April 7, 1999, as Star Communications Ltd. and changed its name to Bingo.com. (Antigua), Inc. on April 21, 1999;

-	Bingo.com (Wyoming), Inc., incorporated in the State of Wyoming on July 14, 1999;

-	Bingo.com Acquisition Corp., incorporated in the State of Delaware on January 9, 2001.

All three of the inactive subsidiaries were incorporated to facilitate the implementation of business plans that we have since modified and refocused and, consequently, there is no activity in these entities.

Our common shares are currently quoted on the TSX Venture Exchange in Canada under the symbol “KIDZ”. We have not been subject to any bankruptcy, receivership or other similar proceedings.

Development of the Business

The core focus of Kidoz Inc. is the development and expansion of the Kidoz Ad Network which provides a safe and curated platform for family focused advertisers who care about brand safety. The size of the mobile advertising ecosystem is projected by eMarketer to exceed over US$400 billion by 2023 (eMarketer). It is the Company’s intention to continue to expand the reach application of our technology to access the wider mobile advertising ecosystem via programmatic connections or synergistic M&A opportunities and expand in the teen and parent market. As developments in privacy laws and Apple and Google’s policy updates move to provide additional protection to digital minors, Kidoz’s importance in the digital advertising eco-system increases.

Kidoz Inc. Domain Names

Kidoz Inc. owns the domain names Kidoz.net, Rooplay.com, Shoalgames.com, Shoalgames.net, Shoalmedia.com, Garfieldsbingo.com, Trophybingo.com, Trophybingo.ca, Prado.co and many other smaller domains.

BUSINESS OVERVIEW

Kidoz Inc. is an AdTech software developer and owner of the leading mobile Kidoz Safe Ad Network (www.kidoz.net). We help create a free and safe mobile app environment for children by enabling content producers to monetize their apps and video with safe, relevant, and fun ads. Our commitment to family privacy and safety has created one of the fastest growing mobile networks in the world.

Product Strategy

Kidoz builds and maintains the Kidoz Safe Ad Network, the Kidoz SDK, and the Kidoz Connect Programmatic solution for app developers and global advertisers to reach children and families in a compliant and brand safe way. The Kidoz SDK is the core of the advertising technology that enables Kidoz to have advertising impressions available for sale. The Kidoz proprietary advertising system is compliant with COPPA (“Children’s Online Privacy Protection Rule”), GDPR-K (“The European Union’s General Data Protection Regulation for children”) and other regulations adopted to protect children in a complex digital world. Kidoz technology is completely proprietary. Kidoz continues to upgrade its advertising systems to be compatible with the latest IAB (“International Advertising Board”) specifications for real-time-bidding, header bidding, and server-to-server direct connections. Our design and implementation of these solutions incorporates a view to their utilization not only in the kids’ marketplace but to the entire advertising market. Programmatic advertising is the use of automated advertising technology to enable media buying and selling as opposed to traditional direct methods of digital advertising which involve humans interfacing to agree to deal terms. Offering a managed programmatic solution of the best mobile advertising inventory is a valuable offering that our agency partners are utilizing with increased frequency and scale.

Marketing & Distribution Strategy

Each new app that installs the Kidoz SDK increases our user base and increases the number of available impressions that Kidoz can monetize. The adoption of the Kidoz SDK has been rapid as app developers have few choices when it comes to sources of safe, compliant, and relevant ads for their users. Kidoz has built its brand and reputation as the market leader for safe child and family mobile advertising technology and this has enabled our SDK to become quickly adopted. It is our strategy to invest in our systems and build alliances with the largest software companies in the world. Since Google’s certification of Kidoz and Apple’s updated rules endorsing Kidoz’s methodologies the Company is experiencing unprecedented demand for its safe advertising solutions.

Sales & Pricing Strategy

Kidoz has a global sales agency partnership strategy that places local sellers into dozens of national and international markets. In 2021 Kidoz launched campaigns in 58 different countries. Through our direct sales and marketing channels we locate, recruit and sign new international sales houses. As the Kidoz network is a unique advertising platform in the market, it commands high prices and media sales houses aspire to represent the Company. Kidoz has found the agency partnership strategy to be highly effective as once sales houses are recruited and the first few campaigns are delivered with success, repeat customers are established and the value of the region begins to grow. After years of development with this strategy, Kidoz has many established sales houses in the largest economies of the world and is now tasked with increasing the value of each partnership and empowering the sales houses to increase the portion of advertisers’ budgets that is spent with Kidoz. The Kidoz Connect solution has created new opportunities for all of Kidoz’s agency partners as the solution creates inventory for brands who are building awareness with parents and teens in addition to children.

Growth Strategy

The Kidoz sales, product, and operational strategies are custom fit to match the favorable regulatory, consumer, and technological trends occurring in the market. It is the Kidoz mission to deliver best-in-class solutions for our advertiser and publisher partners that are compliant with Apple, Google, and strict government data privacy regulations. Kidoz technology is built with privacy as a priority and we champion contextual advertising as a superior method of reaching target consumers. Kidoz publisher partners can monetize with human-curated safe advertising on a global scale and with the knowledge that their users’ data is not compromised.

Kidoz is growing at a rapid pace as a result of its core media business and the expansion to include the teen and parent segments. Kidoz growth is also being propelled by a new customer type, the app developer themselves. Kidoz is increasingly utilized as a performance platform for apps to scale their installs and revenues by paying on a cost-per-install (“CPI”) basis. The global app install segment of mobile advertising is estimated to be US$118B in 2022 according to AppsFlyer. Kidoz has launched new software to support this high growth business and the Company expects performance CPI media to be an increasing percentage of overall business. Finally, Kidoz Connect is the latest product release to deliver enhanced value to our advertising partners as the technology enables Kidoz to ingest programmatic campaigns of all types and scale them across the Kidoz network. The Kidoz commercial teams look forward to welcoming many new and existing customers to this new offering as we expand the Kidoz reach within the global digital advertising ecosystem.

Furthermore, while the focus of the Company is the development and expansion of the KIDOZ Safe Ad Network, we are investigating options to use our technology to expand into new markets, either through new connections to the wider mobile advertising market, or via synergistic M&A.

Kidoz Original Equipment Manufacturer (“OEM”)

Kidoz’s mobile products includes the Kid Mode Operating System (“OS”) installed on millions of OEM tablets worldwide. The Company earns license fees based on the OEM agreements dependent on the number of devices the Kidoz Kid Mode OS is installed.

Rooplay

The Company owns Rooplay (www.rooplay.com) the cloud-based EduGame system for kids to play multiple games to learn and play. The platform is live on the Google’s Android system and has stand-alone games available on Apple’s iOS and Google’s Android systems.

Trophy Bingo

The Company has the social bingo games Trophy Bingo which is available on Apple’s iOS, Google’s Android and Amazon Android systems. Revenue is generated in the games via in-app purchases and advertising.

OPERATIONS

Employees

As of December 31, 2021, we had 32 consultants, employees and independent contractors throughout the world including fourteen full-time employees in Canada and Israel. Since 2006 it has been, and continues to be, the Company’s objective to control its costs by retaining consultants, as needed, to provide special expertise in developing internal strategic, marketing, accounting and technical services. None of our employees or consultants are represented by a labor union, and we believe that our relationship with our employees and consultants is good.

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

Competition

Kidoz competes with other advertising technology providers that offer safe, COPPA compliant, products. These companies include Super Awesome and Google’s Admob. However, these competitors are not direct threats to Kidoz as their operations and strategies are quite different. For instance, Super Awesome, who maintains a COPPA SDK, sells a variety of media types and technologies unrelated to mobile inventory which is core to Kidoz. As a result, Super awesome is one of Kidoz largest customers. While on the other hand, Google’s Admob SDK is focused on mobile inventory, but is not human curated for child safety. As the technology barriers are high to enter the market with a mobile advertising network, few competitors exist for Kidoz. Kidoz offers a highly customized and targeted offering to advertisers that management believes will enable the Company to grow and succeed in the market.

Costs and Effects of Compliance with Environmental Laws

The Company is in the business of developing and marketing mobile products and services for kids in a digital world. To the best of our knowledge, no federal, state or local environmental laws are applicable to our business.

BRITISH COLUMBIA SECURITIES COMMISSION

Effective September 15, 2008, the British Columbia Securities Commission (“BCSC”) issued rule 51-509 Issuers Quoted in the U.S. Over-the-Counter Markets. Rule 51 - 509 requires all Over-the-Counter Companies that have connections to British Columbia (BC) to comply with BC securities law and certain public disclosure requirements. The Company is deemed to have connection to BC due to the fact that administration and a director are located in BC. The Company has complied with rule 51-509 and registered and filed the necessary documents on SEDAR. The Company is deemed, due to the fact that there are less than 50% of the Company’s shareholders located in BC, to be a foreign reporting issuer in accordance with NI 71-102 “Continuous Disclosure and Other Exemptions Relating to Foreign Issuers”. Therefore, the Company meets all requirements to file its reports, statements or other information that it files with the Securities and Exchange Commission on SEDAR.

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

In addition, we file with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. You can request copies of these documents, upon payment of a duplicating fee, by writing to the Securities and Exchange Commission. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the operation of the Public Reference Room.

We file our reports with the Securities and Exchange Commission electronically through the Securities and Exchange Commission’s Electronic Data Gathering, Analysis and Retrieval (“EDGAR”) system. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding companies that file electronically with the Securities and Exchange Commission through EDGAR. The address of this Internet site is http://www.sec.gov.

ITEM 2. PROPERTIES.

Since 2005 our executive office is located in The Valley, Anguilla, British West Indies. We commenced the present lease agreement on April 1, 2010, for a period of one year. Unless 3 months’ notice is given it automatically renews for a future 3 months until notice is given. To date no notice has been given. The monthly rental is $250.

We have 2 primary development and operational offices located in Vancouver, Canada and Netanya, Israel.

During the year ended December 31, 2019, the Company signed a five-year lease in Vancouver, Canada ending March 2024. This facility comprises approximately 1,459 square feet. The monthly rental is approximately $4,071.

Kidoz Ltd. has an annual office lease in Netanya, Israel, with rent payable on a quarterly basis. The operating lease expired on July 14, 2017 but unless 3 months’ notice is given it automatically renews for a future 12 months until notice is given. This facility comprises approximately 190 square metres. The monthly rental is approximately $4,065.

We operate a sales and marketing office in London, United Kingdom. There are no direct monthly rental fees associated with the London office.

We believe that these facilities will be adequate to meet our requirements for the near future and that suitable additional space will be available if needed. Since March 2020, the majority of Kidoz staff world-wide is operating from home or other suitable locations and interacting on a daily basis through communication technologies. It is anticipated this will continue for the foreseeable future due to the benefits derived with increased productivity and personal satisfaction from our staff. Other than described above, neither we, nor any of our subsidiaries presently own or lease any other property or real estate.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings and were not a party to any other legal proceeding, during the fiscal year ended December 31, 2021. We are currently not aware of any legal proceedings proposed to be initiated against us. However, from time-to-time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our Annual Meeting of Stockholders in Anguilla on November 27, 2021. The Annual Meeting was for the purposes of electing to set the number of directors to be 6; electing our directors; and to ratify the appointment of Davidson & Company LLP, Chartered Professional Accountants, as our independent auditors for the 2021 fiscal year; to ratify our Rolling Stock Option plan as amended by inclusion of an Israeli Taxpayers Appendix thereto; and for any other regular business. The Company issued a schedule 14A proxy statement to the shareholders on November 27, 2021.

All nominees for directors were elected; the appointment of auditors was ratified; and the Rolling Stock Option plan as amended by inclusion of an Israeli Taxpayers Appendix thereto was ratified. The voting on each matter is set forth below:

(a) Elected to set the number of directors to be 6.

For	Against	Not Voted
58,258,531	7,800	643,887

(b) Elected the following persons to serve as directors until the next annual meeting or until their successors are duly qualified:

T. M. Williams

J. M. Williams

E. Ben Tora

F. Curtis (Non-Executive Director)

C. Kalborg (Non-Executive Director)

M. David (Non-Executive Director)

Election of the Directors of the Company.

NOMINEE	FOR	WITHHOLD	NOT VOTED
Mr. T. M. Williams	58,258,156	8,175	643,887
Mr. J. M. Williams	58,258,356	7,975	643,887
Mr. E. Ben Tora	58,258,156	8,175	643,887
Ms. F. Curtis	58,258,643	7,688	643,887
Mr. C. Kalborg	58,260,881	5,450	643,887
Mr. M. David	58,258,356	7,975	643,887

(c) Approved the selection of Davidson & Company LLP, Chartered Professional Accountants as the Company’s independent auditors for the fiscal year ending December 31, 2021.

FOR	WITHHOLD	NOT VOTED
58,903,993	6,225	nil

(d) The ratification of the existing 2015, 10% Rolling Stock Option plan, as amended by inclusion of an Israeli Taxpayers Appendix thereto, as more particularly set out in Schedule B to the Proxy Statement was approved.

FOR	AGAINST	NOT VOTED
58,041,055	225,276	643,887

Subsequent to their appointment the Board of Directors ratified the continuation of Mr. Jason Williams and Mr. Eldad Ben Tora will continue as Co-CEO of the Kidoz Inc. organization and Mr. T. M. Williams, will continue to serve as Executive Chairman.

PART II

Item 5. Market for REGISTRANT’S Common Equity, Related Stockholder Matters AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the TSX Venture Exchange in Canada under the symbol “KIDZ”.

On March 19, 1997, our common stock was approved for trading on the National Association of Securities Dealers OTC Bulletin Board (the “OTCBB”) under the symbol “PGLB”. In January 1999, when we changed our name to Bingo.com, Inc., our OTCBB symbol was changed to “BIGG”. On July 26, 1999, we changed our trading symbol from “BIGG” to “BIGR”. On April 7, 2005, Bingo.com, Inc. completed a merger with its wholly- owned subsidiary Bingo.com, Ltd. The principal reason for Bingo.com, Inc.’s merger with its subsidiary Bingo.com, Ltd. was to facilitate Bingo.com, Inc.’s reincorporation under the International Business Companies Act of Anguilla, B.W.I. Effective April 7, 2005, the shares of Bingo.com, Ltd. began trading under the new ticker symbol “BNGOF”. In 2011, we transferred to the Over the Counter Markets - The Venture Marketplace (“OTCQB”) operated by OTC Markets Group Inc., whilst continuing our ticker symbol “BNGOF”. During the year ended December 31, 2015, the Company changed its name to Shoal Games Ltd. and changed our trading symbol on the OTCQB from “BNGOF” to “SGLDF”.

Effective July 2, 2015, the Company additionally commenced trading on the TSX Venture Exchange in Canada (“TSXV”) under the symbol “SGW”. On December 31, 2019 our shares were Halt Traded on the TSXV pending completion of our acquisition of Kidoz Ltd. The Halt Trade was rescinded on March 7, 2019, after our announcement on March 4, 2019 that we had successfully completed the acquisition of all of the Kidoz Ltd. shares. Effective January 7, 2019, our shares ceased to be quoted on and traded through the OTCQB due to the TSXV Halt Trade. The Company has decided not to reinstate the quotation of its shares on the OTCQB, due to the small number of trades effected through the OTCQB subsequent to our shares being listed on the TSXV on July 2, 2015.

Effective April 4, 2019, the Company received approval from the TSX Venture Exchange (the “Exchange”) to change its name to “Kidoz Inc.” and to have its shares trade under the new symbol TSXV:KIDZ. The common shares of the Company began trading on the Exchange under the new name and symbol at market open on Tuesday, April 9, 2019. The shares continue to be quoted on the OTC under the symbol “KDOZF”. The bid quotations set forth below, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

	TSX-V - KIDZ		OTC - KDOZF
Quarter Ended	High (1) CAD$	Low (1) CAD$	High (1) US$	Low (1) US$
December 31, 2021	$0.75	$0.58	$0.64	$0.45
September 30, 2021	$0.76	$0.60	$0.61	$0.45
June 30, 2021	$1.14	$0.63	$0.96	$0.53
March 31, 2021	$1.20	$0.45	$0.98	$0.35
December 31, 2020	$0.56	$0.42	$0.46	$0.33
September 30, 2020	$0.45	$0.21	$0.25	$0.16
June 30, 2020	$0.34	$0.20	$0.27	$0.07
March 31, 2020	$0.30	$0.20	$0.23	$0.16

1.       Prices as per Yahoo! TM Finance

On March 30, 2022, the last reported sale price of our common stock, as reported by the TSX Venture Exchange, was CAD$0.45 per share.

As of March 30, 2022, we believe there are approximately 731 shareholders (including nominees and brokers holding street accounts) of our shares of common stock.

Other than described above, our shares of common stock are not and have not been listed on any other exchange.

Dividend Policy

We have not declared or paid any cash dividends on our common stock since our inception. The Board of Directors is presently reviewing the Company’s dividend policy. Any future payment of dividends will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

Recent Sales of Unregistered Securities

During the year ended December 31, 2021, the Company engaged Research Capital Corporation (“RCC”) as a financial and capital markets advisor. As part of the compensation for its services, RCC will receive a monthly fee of $5,162 (CAD$6,500) for its trading advisory services for a minimum of 6 months with extension by mutual agreement and a financial advisory fee to be satisfied by the issuance of 230,000 common shares of the Company valued at $179,293. In addition, the Company granted 230,000 common share purchase warrants to RCC. Each warrant will entitle the holder thereof to purchase one common share in the capital of the Company at an exercise price of $0.77 (CAD$0.98) at any time up to 24 months following the date of issuance.

During the year ended December 31, 2021, the holder of 70,000 stock options exercised their options for 70,000 shares for $31,264 at an average exercise price of $0.45 (CAD$0.54) per share.

During the year ended December 31, 2020, no shares were issued by the Company.

Securities authorized for issuance under equity compensation plans.

In 2015, the shareholders approved the 2015 Rolling Stock Option plan. Under the 2015 plan we have reserved 10% of the number of Shares of the Company issued and outstanding as of each Award Date. Pursuant to this plan we have 6,870,150 stock purchase options (2020 - 5,875,750) outstanding at December 31, 2021. During the year ended December 31, 2021, there were 70,000 (2020 – nil) options exercised and 1,040,600 (2020 – 70,000) options cancelled and 570,000 (2020 – nil) options expired unexercised, issued under this plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,870,150	0.48	6,272,349
Equity compensation plans not approved by security holders	0	0	0
Total	6,870,150	0.48	6,272,349

Subsequent to the year ended December 31, 2021, a further 2,550,000 options were awarded at CAD$0.50 (approximately $0.39) and 210,000 options were cancelled unexercised.

ITEM 6. SELECTED FINANCIAL DATA:

	2021	2020	2019
Consolidated Balance Sheet Data:
Cash	$2,078,607	$1,226,045	$967,212
Total assets	13,925,531	10,969,129	9,786,640
Total liabilities	4,574,834	2,298,934	1,379,299
Total stockholders’ equity (deficit)	9,350,697	8,670,194	8,407,341
Working capital	4,536,852	3,071,545	2,192,505

Consolidated Statement of Operations Data for continuing operations:

	2021	2020	2019

Revenue	$12,475,480	$7,148,029	$4,517,379

Cost of sales	7,143,148	3,800,114	2,778,911
Trophy Bingo amortization	-	-	-
Gross (loss) profit	5,332,332	3,347,915	1,738,468

Operating expenses excluding interest and other income (expenses)	(4,357,188)	(2,681,491)	(2,632,399)
Acquisition of subsidiary	-	-	(190,228)
Amortization of right-of-use assets	(40,851)	(54,071)	(72,416)
Depreciation and amortization	(565,540)	(564,628)	(473,854)
Gain on derivative liability – warrants	60,207	-	-
Impairment of goodwill	-	-	(13,877,385)
Interest and other income	241	1,003	3,302
Income tax (expense) / recovery	(216,677)	55,243	850,280
Promissory note accretion and interest	-	-	-
Stock awareness program	(402,845)	-	-
Net (loss) income	$(190,321)	$103,971	$(14,654,232)

Basic and diluted net (loss) income per share from continuing operations	$(0.00)	$0.00	$(0.12)
Weighted average common shares outstanding	131,340,989	131,124,989	121,208,912

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information contained in this Management’s Discussion and Analysis or Plan of Operation contains “forward looking statements.” Actual results may materially differ from those projected in the forward looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be materially different from the expectations expressed in this Annual Report. The following discussion should be read in conjunction with the audited Consolidated Financial Statements and related Notes thereto included in Item 7 and with the Special Note regarding forward-looking statements included in Part I.

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

Kidoz has established its leadership position through continued investments into research and development. Mobile devices are the primary tool used for all digital activities in everyday life across the entire world. The predominance of mobile is well established and Kidoz is well positioned to benefit from the wide adoption of its technology across thousands of popular apps. As the number of active campaigns live on Kidoz has increased substantially over the past 18 months, Kidoz has recruited hundreds of new apps and developers that focus on a wide range of audience segments. As a result of Kidoz’s rapid growth, the Company is now able to expand beyond its core advertising audience of children, and begin to contextually target teens and parents for its brand partners.

Mobile AdTech systems are some of the most integrated and most valuable systems in the world. The scale of users we can reach with the Kidoz network is powerful and it opens many new opportunities for the Company. Extending our media offering beyond children is the first step we are taking as our sales and agency partners are interested in accessing these related segments of our traffic. Kidoz is experiencing a period of rapid growth and we are extending our business model in ways that will fill our huge available inventory with safe and high performing media.

Driving our revenue growth is strong underlying system growth for both users and publishers that are accessing the Kidoz technology. Media budgets continue to shift from linear TV to digital platforms like Kidoz as brands seek to engage their customers where families spend most of their screen time. In addition, regulation at the government level is positively influencing growth of the KIDOZ Safe Ad Network. COPPA in America and GDPR in Europe have forced advertisers and publishers to ensure their data and advertising methodologies are safe. Regulators in America are updating COPPA to further enhance child safety online, and regulators in China, India and other regions are considering similar measures. As Kidoz is compliant, the Company benefits from all child-safe advertising regulation.

Building on our performance in 2021, we plan to continue our successful growth strategies in 2022. Our sales, product, and operational strategies are custom fit to match the favourable regulatory, consumer, and technological trends occurring in the market. The Kidoz programmatic technology is live, growing, and actively filling publisher inventory with campaigns safely sourced from the programmatic marketplace. As Kidoz advances its multiple product offerings, new opportunities arise in the bountiful mobile advertising ecosystem that is projected by eMarketer to exceed over US$400 billion by 2023 (eMarketer). It is our intention to explore expanding, either through additional uses of our new technology platforms for the entire mobile advertising market, or via synergistic M&A.

In 2022, the entire company is focused on enabling advertisers to reach children, teens and families at enormous scale with its enhanced technologies. The Company is committed to achieving our product development and financial goals for the year. Kidoz is perfectly positioned with powerful technology in a booming market and management anticipates a record 2022 ahead.

Kidoz’s mobile products include the Kid Mode Operating System installed on millions of OEM tablets worldwide, Rooplay (www.rooplay.com) the cloud-based EduGame system for kids to learn and play, and Trophy Bingo (www.trophybingo.com), live across mobile platforms.

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

d) In App purchases - The Company generates revenue through in-application purchases (“in-app purchases”) within its games; (i.e. Trophy Bingo (www.trophybingo.com)) on smartphones and tablet devices, such as Apple’s iPhone and iPad, and mobile devices utilizing Google’s Android operating system. Users can download the Company’s free-to-play games through Android, Amazon, iOS and Facebook Messenger (this was discontinued in fiscal 2021) and pay to acquire virtual currency which can be redeemed in the game for power plays. The initial download of the mobile game from the Digital Storefront does not create a contract under ASC 606 because of the lack of commercial substance; however, the separate election by the player to make an in-application purchase satisfies the criterion thus creating a contract under ASC 606.

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

Software Development Costs

The Company expenses all software development costs as incurred for the year ended December 31, 2021 and 2020. As at December 31, 2021 and 2020, all capitalized software development costs have been fully amortized and the Company has no capitalized software development costs.

Total software development costs were $10,559,601 as at December 31, 2021 (2020 - $8,880,753).

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

Goodwill

The Company accounts for goodwill in accordance with the provisions of ASC 350, Intangibles-Goodwill and Others. Goodwill is the excess of the purchase price over the fair value of identifiable assets acquired, less liabilities assumed, in a business combination. The Company reviews goodwill for impairment. Goodwill is not amortized but is evaluated for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

During the year ended December 31, 2021 and 2020, the Company deemed there was no impairment of the goodwill.

SOURCES OF REVENUE AND REVENUE RECOGNITION

We generate our revenue from the following:

-	The sale of Ad Tech advertising including banners, in-game advertising, completed view videos, cost per install and playable ads on all gaming aps containing the Kidoz SDK.

-	The sale of licensing including our KIDOZ OS platform loaded on new machines and tablets

-	The sale of in-app purchases in, our online gaming Aps such as Garfield’s Bingo and Trophy Bingo in the Google play, Apple iOS, Facebook Messenger (discontinued in fiscal 2021) and Amazon App stores.

-	In-game advertising on all gaming aps containing the Kidoz SDK, whereby players watch advertising to gain in-game currency.

-	Consumer subscription from players paying to unlock the Rooplay game catalog and Kidoz OS platform.

-	The sale of premium purchases of Rooplay Originals (Branded EdTech games for children and families) in the Google play and Apple iOS stores.

-	Sales of licenses for our Rooplay Originals games.

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

	Three Months Ended
	December 31, 2021	September 30 2021	June 30 2021	March 31 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$5,925,391	$2,814,642	$2,177,505	$1,557,942

Cost of sales	3,528,967	1,588,108	1,153,172	872,901
Gross profit	2,396,424	1,226,534	1,024,333	685,041

Operating expenses and other income / (expenses)	(1,213,015)	(1,094,865)	(1,139,458)	(890,253)
Stock awareness program	(51,596)	(65,392)	(285,857)	-
Depreciation and amortization	(141,285)	(141,326)	(141,097)	(141,832)
Income (Loss) before income taxes	990,528	(75,049)	(542,079)	(347,044)

Income tax (expense) recovery	(213,688)	9	(2,998)	-
Income (Loss) after tax	$776,840	$(75,040)	(545,077)	(347,044)

Basic and diluted Income (loss) per share	$0.01	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares, basic	131,424,989	131,424,989	131,384,769	131,124,989
Weighted average common shares, diluted	132,853,132	131,424,989	131,384,769	131,124,989

	Three Months Ended
	December 31, 2020	September 30 2020	June 30 2020	March 31 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$3,507,250	$1,919,973	$736,827	$983,979

Cost of sales	1,843,936	1,005,316	411,058	539,804
Gross profit	1,663,314	914,657	325,769	444,175

Operating expenses and other income / (expenses)	(824,706)	(657,338)	(545,747)	(706,768)
Depreciation and amortization	(141,191)	(140,685)	(141,421)	(141,331)
Income (Loss) before income taxes	697,417	116,634	(361,399)	(403,924)

Income tax recovery	55,243	-	-	-
Income (Loss) after tax	$752,660	$116,634	(361,399)	(403,924)

Basic and diluted Income (loss) per share	$0.01	$0.00	$(0.00)	$(0.00)

Weighted average common shares, basic	131,124,989	131,124,989	131,124,989	131,124,989
Weighted average common shares, diluted	131,275,099	131,124,989	131,124,989	131,124,989

Our financial statements and related schedules are described under “Item 8. Financial Statements”.

RESULTS OF OPERATIONS

Years Ended December 31, 2021 and 2020

Revenue

Total revenue, net of platform fees (to Apple, Google and Amazon) and withholding taxes, for the year ended December 31, 2021 increased to $12,475,480, an increase of 75% over total revenue net of fees and withholding taxes of $7,148,029 for fiscal 2020. Ad Tech advertising revenue for the year ended December 31, 2021, was $12,243,866 an increase of 81% over Ad Tech advertising revenue of $6,748,064 for fiscal 2020. Content revenue for year ended December 31, 2021 decreased to $231,614, a decrease of 42% over content revenue of $399,965 for fiscal 2020. The increase in total revenue over fiscal 2020 is due to the growth of our publisher reach and our advertising customers increasing their advertising budgets with the Kidoz safe mobile network. The decrease in content revenue is due to the reduced OEM sales of kids tablets.

Selling and marketing expenses

Sales and marketing expenses for the year ended December 31, 2021 were $641,393, an increase of 61% over selling and marketing expenses of $397,948 for fiscal 2020. The increase in sales and marketing expenses over fiscal 2020 is due to an increase in the sales and marketing team to serve our clients better. Selling and marketing expenses consist primarily of sales staff salaries and benefits and publishing services and user acquisition costs incurred to acquire game players.

We expect to incur increased sales and marketing expenses in growing the Ad tech advertising revenue and to bring new players to Rooplay; our Rooplay Originals; and our bingo games. There can be no assurances that these expenditures will result in increased traffic or significant additional revenue.

General and administrative expenses

General and administrative expenses consist primarily of premises costs for our offices and development facilities, legal and professional fees, and other general corporate and office expenses. General and administrative expenses increased to $604,882 for the year ended December 31, 2021, an increase of 14% over general and administrative expenses of $528,708 in fiscal 2020. The increase in general and administrative expenses is due an increase in fees paid to our professional advisors. The Company continues to maintain its current office space despite the large majority of our staff working from home since early March 2020.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Salaries, wages, consultants and benefits

Salaries, wages, consultants and benefits increased to $693,964 for the year ended December 31, 2021, an increase of 47% over salaries, wages, consultants and benefits of $470,658 for fiscal 2020. The increase in salaries, wages, consultants and benefits over fiscal 2020, is due to an increase in the overall headcount of staff employed by the Company to service its rapid growth and bonuses paid.

Depreciation and amortization

Intangible assets are amortized using a straight-line method over three to eight years. These intangible assets include customer lists, the technology for Kidoz OS and the software development kits for advertising platform. These intangible assets are as result of the acquisition of Kidoz Ltd. The amortization for the year ended December 31, 2021, was $565,540 compared to $556,073 in fiscal 2020.

Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years. Depreciation decreased to $9,468 during the year ended December 31, 2021, over depreciation of $8,555 in fiscal 2020. This increase in depreciation and amortization compared to fiscal 2020, is due to the acquisition of new equipment and the write off of old equipment.

Content and software development

We do not capitalize our development costs. Content and software development costs of $1,678,848 were expensed for year ended December 31, 2021, an increase of 46% from content and software development costs of $1,149,902 expensed for fiscal 2020. These increases over fiscal 2020, is due to the hiring of additional development staff as a result of an increased focus in development of our base technology and the development of our safe programmatic ad sourcing solution Kidoz Connect.

Stock-based compensation expense

During the year ended December 31, 2021, the Company incurred non-cash stock compensation expenses of $660,266 compared to non-cash stock compensation expenses of $158,883 for fiscal 2020. During the year ended December 31, 2021, the Company granted 2,675,000 options. The options granted in fiscal 2021, are issued to consultants and employees as per the Company’s 2015 Rolling Stock Option Plan. The non-cash stock compensation program is an integral part of the Companies overall Staff Compensation Program.

Stock awareness program

During the year ended December 31, 2021, the Company commenced a corporate stock awareness program. The Company engaged Research Capital Corporation, Agora Internet Relations Corp., Stockhouse Publishing Ltd. and Proactive for financial and capital markets advisory services and to assist with general market outreach to increase investor awareness as the Company continues to achieve important milestones and grow its investor base.

The Company incurred stock awareness expenses of $402,845 during the year ended December 31, 2021, of which $316,237 is a non-cash expense from the issuance of shares and warrants.

Other income and expenses

During the year ended December 31, 2021, the Company has a foreign exchange loss of ($69,835) compared to foreign exchange gain of $32,856 in the prior year. These (losses) / gains are due to the exchange rate movements of the US Dollar compared to the Pound Sterling, Israeli Shekel and the Canadian Dollar. The Company does not hedge its cash assets.

During the year ended December 31, 2021, we received interest income of $241 compared to interest income of $1,003 in the prior year. The interest income is received from bank term deposits from investing our cash. The decrease in interest income is due to lower bank account balances in interest earning bank accounts in fiscal 2021 compared to fiscal 2020.

During the year ended December 31, 2021, the Company had a gain on the derivative liability – warrants of $60,207 from the issuance of the 230,000 warrants to Research Capital Corporation during the year ended December 31, 2021.

Amortization of right-of-use assets

On January 1, 2020, the Company adopted ASC Topic 842 using the modified retrospective transition method. Topic 842 requires the recognition of lease assets and liabilities for operating leases. The Company recognized right-of-use assets relating to the brand licenses and the Vancouver, Canada and Anguillian office rental. During the year ended December 31, 2021, the Company amortized $40,851 compared to right-of-use assets amortization of $54,071 in fiscal 2020. The decrease over fiscal 2020, is due to certain licensing expiring.

Income taxes

During the year ended December 31, 2021, had tax expense of $216,677. Our Israeli subsidiary had a deferred tax liability of $210,449 from the acquisition of Kidoz Ltd. intangible assets and a subsidiary of the Company of tax expense of $6,178. During the year ended December 31, 2020, a subsidiary of the Company applied for a Canadian tax credit in relation to fiscal 2019. The Company received a tax credit of $55,243 in fiscal 2020. The Company is no longer eligible to receive the Canadian Tax credit, so no funds were received in fiscal 2021.

During the year ended December 31, 2005, Bingo.com, Inc. merged with its subsidiary Bingo.com, Ltd. in Anguilla, British West Indies. Anguilla is a zero-tax jurisdiction.

Net (loss) income and (loss) income per share

The net loss after taxation for the year ended December 31, 2021, amounted to ($190,321) a loss of ($0.00) per share, compared to a net income of $103,971, an income of $0.00 per share, in the year ended December 31, 2020. The net loss increased for the year ended December 31, 2021, despite an increase in revenue due to the initiation of the stock awareness program, a one-time bonuses paid to our staff and consultants in fiscal 2021 in recognition of their dedicated service during the stressful COVID-19 period and the deferred tax liability on the intangibles assets acquired in the acquisition of Kidoz Ltd.

Adjusted earnings before interest; depreciation and amortization; stock awareness program; stock-based compensation and impairment of goodwill (“Adjusted EBITDA”) for the year ended December 30, 2021, amounted to $1,507,951, an increase of 96%, compared to an Adjusted EBITDA of $771,236 in the prior year.

Our Adjusted EBITDA is reconciled as follows:

	2021	2020
(Loss) Income for the year	$(190,321)	$103,971

Depreciation and amortization	565,540	564,628
Stock awareness program	316,237	-
Stock-based compensation	660,266	158,883
Gain on derivative liability – warrants	(60,207)	-
Interest and other income	(241)	(1,003)
Income tax expense	216,677	(55,243)
Adjusted EBITDA	$1,507,951	$771,236

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

Adjusted EBITDA is not presented in accordance with, or as an alternative to, GAAP financial measures and may be different from non-GAAP measures used by other companies. These non-GAAP measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We encourage investors to review the GAAP financial measures included in this Annual Report, including our consolidated financial statements, to aid in their analysis and understanding of our performance and in making comparisons.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $2,078,607 and working capital of $4,536,852 as at December 31, 2021. This compares to cash of $1,226,045 and working capital of $3,071,545 as at December 31, 2020.

During the year ended December 31, 2021, we provided cash of $851,533 in operating activities compared to providing cash of $256,978 in the prior year.

Net cash provided by financing activities was $1,413 in the year ended December 31, 2021, which compares to cash provided by financing activity of $23,392 in fiscal 2020.

Cash of ($384) was used in investing activities in fiscal 2021, compared to cash used of ($21,537) in the prior year.

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

Off Balance Sheet Arrangements

We did not have any Off Balance sheet arrangements for the year ended December 31, 2021 and 2020.

AUDIT COMMITTEE

Our audit committee consists of three directors and reports to the Board of Directors. The audit committee meets regularly throughout the year and met with the independent auditors on March 29, 2022, and approved the financial statements for the year ended December 31, 2021.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

KIDOZ INC. and subsidiaries

Consolidated Financial Statements

Years ended December 31, 2021 and 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of

Kidoz Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Kidoz Inc. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for the years ended December 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Evaluation of intangible asset and goodwill impairment analysis

As described in Notes 6 and 7 to the consolidated financial statements, the carrying amount of the Company’s sole reporting unit, consisting of intangible assets, goodwill, and the associated deferred tax liability was $4,785,857 as at December 31, 2021 and is a significant portion (36%) of the Company’s total assets. As discussed in notes 2(l) and 2(m) to the consolidated financial statements, the Company performs impairment testing on an annual basis or whenever events or changes in circumstances indicate that the carrying value of a reporting unit may exceed its recoverable amount. During the year ended December 31, 2021, the Company determined that no impairment was necessary.

We identified the evaluation of the goodwill impairment analysis as a critical audit matter. The estimated recoverable amount of the reporting unit uses forward-looking estimates that involved a high degree of subjective auditor judgment, in addition to specialized skills and knowledge to evaluate. The sensitivity of reasonably possible changes to those assumptions could have a significant impact on the determination of the recoverable amount of the reporting unit and the Company’s assessment of impairment.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures include, among others:

●	Evaluating projected earnings before interest, taxes, depreciation, and amortization (“EBITDA”) by comparing historical EBITDA forecasts to actual results and by examining the historical trend analysis of both increases and decreases in actual revenues and costs as compared to forecasted amounts;

●	Involving our valuation specialists to assist in testing certain significant assumptions described above, such as discount rates and long-term growth rates;

●	Performing sensitivity analyses on significant assumptions to evaluate the changes in fair value that would result from changes in these assumptions; and

●	Assessing the adequacy of the associated disclosures in the financial statements.

Reliability of internally-generated reports supporting revenues

The Company uses an underlying operating system to track ad tech advertising revenue and report this information to customers and suppliers. As disclosed in Note 2(c) of the consolidated financial statements, the Company records revenues when a customer obtains control of promised services, which in certain instances, is determined by the Company’s underlying operating and ad tech systems.

We identified relying on internally-generated reports as a critical audit matter. Assessing the reliability of information produced by the Company as audit evidence requires significant judgment with respect to testing and evaluating the information to determine if it is sufficient and appropriate for purposes of the audit. Auditing the Company’s accounting for revenue from contracts with customers was challenging and complex due to the dependency on these internally-generated reports.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures include, among others:

●	Testing, on a sample basis, the completeness and accuracy of the underlying data within the Company’s billing system;

●	Testing, on a sample basis, credit notes issued to customers to determine if there is a history of modification;

●	Comparing the Company’s internally-generated reports to similar reports as provided by key customers to determine if any difference were within an acceptable range of variance; and

●	Confirming, on a sample basis, revenues directly with customers.

We have served as the Company’s auditor since 2010.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada	Chartered Professional Accountants
March 30, 2022

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Consolidated Balance Sheets

As at December 31,	2021	2020
Assets
Current assets:
Cash	$2,078,607	$1,226,045
Accounts receivable, less allowance for doubtful accounts $56,605 (2020 - $55,660) (Note 3)	6,627,864	3,933,540
Prepaid expenses (Note 4)	105,468	89,970
Total Current Assets	8,811,939	5,249,555

Equipment (Note 5)	20,523	21,839
Goodwill (Note 7)	3,301,439	3,301,439
Intangible assets (Note 6)	1,694,917	2,250,989
Long term cash equivalent	23,624	31,392
Operating lease right-of-use assets (Note 14)	65,464	106,315
Security deposit	7,625	7,600

Total Assets	$13,925,531	$10,969,129

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,693,944	$1,722,066
Accrued liabilities	471,882	375,089
Accounts payable and accrued liabilities - related party (Note 15)	53,829	50,772
Derivative liability – warrants (Note 2i and 10)	23,365	-
Operating lease liabilities – current portion (Note 14)	32,068	30,083
Total Current Liabilities	4,275,088	2,178,010

Deferred tax liability (Note 13)	210,499	-
Government CEBA loan (Note 9)	47,248	47,089
Operating lease liabilities – non-current portion (Note 14)	41,999	73,835
Total Liabilities	4,574,834	2,298,934

Commitments (Note 12)

Stockholders’ Equity (Note 10):
Common stock, no par value, unlimited shares authorized, 131,424,989 shares issued and outstanding (December 31, 2020 - 131,124,989)	49,964,919	49,094,096
Accumulated deficit	(40,638,802)	(40,448,481)
Accumulated other comprehensive income: Foreign currency translation adjustment	24,580	24,580
Total Stockholders’ Equity	9,350,697	8,670,195

Total Liabilities and Stockholders’ Equity	$13,925,531	$10,969,129

See accompanying notes to consolidated financial statements.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Operations AND COMPREHENSIVE (LOSS) INCOME

Years ended December 31,	2021	2020

Revenue:
Ad tech advertising revenue	$12,243,866	$6,748,064
Content revenue	231,614	399,965
Total revenue	12,475,480	7,148,029

Cost of sales:	7,143,148	3,800,114
Total cost of sales	7,143,148	3,800,114

Gross profit	5,332,332	3,347,915

Operating expenses:
Amortization of operating lease right-of-use assets (Note 14)	40,851	54,071
Depreciation and amortization (Note 5 and 6)	565,540	564,628
Directors fees	8,000	8,248
General and administrative (Note 17)	604,882	528,708
Salaries, wages, consultants and benefits	693,964	470,658
Selling and marketing	641,393	397,948
Stock awareness program (Note 18)	402,845	-
Stock-based compensation (Note 10)	660,266	158,883
Content and software development (Note 8)	1,678,848	1,149,902
Total operating expenses	5,296,589	3,333,046

Income before other income (expense) and income taxes	35,743	14,869

Other income (expense):
Foreign exchange (loss) gain	(69,835)	32,856
Gain on derivative liability – warrants (Note 2i)	60,207	-
Interest and other income	241	1,003

Net income before income taxes	26,356	48,728

(Provision for) recovery of income taxes (Note 13)	(6,178)	55,243
Deferred taxation expense (Note 13)	(210,499)	-

Net (loss) income after tax	$(190,321)	$103,971

Other comprehensive income (loss)	-	-

Comprehensive (loss) income	$(190,321)	$103,971

Basic and diluted (loss) income per common share (Note 2)	$(0.00)	$0.00

Weighted average common shares outstanding, basic (Note 2)	131,340,989	131,124,989
Weighted average common shares outstanding, diluted (Note 2)	131,340,989	131,124,989

See accompanying notes to consolidated financial statements.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2021 and 2020

	Common stock		Accumulated	Accumulated Other Comprehensive income Foreign currency translation	Total Stockholders’
	Shares	Amount	Deficit	adjustment	Equity
Balance, December 31, 2019	131,124,989	$48,935,213	$(40,552,452)	$24,580	$8,407,341

Stock-based compensation	-	158,883	-	-	158,883

Net income	-	-	103,971	-	103,971
Balance, December 31, 2020	131,124,989	$49,094,096	$(40,448,481)	$24,580	$8,670,195

Shares issued	230,000	179,293	-	-	179,293

Options exercised	70,000	31,264	-	-	31,264

Stock-based compensation	-	660,266	-	-	660,266

Net loss	-	-	(190,321)	-	(190,321)

Balance, December 31, 2021	131,424,989	$49,964,919	$(40,638,802)	$24,580	$9,350,697

See accompanying notes to consolidated financial statements.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Cash Flows

Years ended December 31,	2021	2020
Cash flows from operating activities:
Net (loss) income	$(190,321)	$103,971
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	565,540	564,628
Amortization of operating lease right-of-use assets	40,851	54,071
Gain on derivative liability – warrants	(60,207)	-
Shares issued for services	179,293	-
Stock awareness program – warrants granted for services	83,572	-
Deferred income tax expense	210,499	-
Stock-based compensation	660,266	158,883
Unrealized foreign exchange loss	134	-

Changes in operating assets and liabilities:
Accounts receivable	(2,694,324)	(1,540,762)
Prepaid expenses	(15,498)	19,944
Accounts payable and accrued liabilities	2,071,728	896,243
Net cash provided by operating activities	851,533	256,978

Cash flows from investing activities:
Acquisition of equipment	(8,152)	(3,212)
Long-term cash equivalent	7,768	7,020
Acquisition of right-of-use assets	-	(25,472)
Security deposits	-	127
Net cash used in investing activities	(384)	(21,537)

Cash flows from financing activities:
Options exercised	31,264	-
Proceeds of short-term loan	200,000	-
Repayment of short-term loan	(200,000)	-
Government CEBA loan	-	47,089
Payments on operating lease liabilities	(29,851)	(23,697)
Net cash provided by financing activities	1,413	23,392

Change in cash	852,562	258,833

Cash, beginning of year	1,226,045	967,212
Cash, end of year	$2,078,607	$1,226,045

Supplementary information:
Interest paid	$987	$-
Income taxes paid (recovery)	$2,989	$(55,243)

See accompanying notes to consolidated financial statements.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2021 and 2020

1. Introduction:

Nature of business

Kidoz Inc., incorporated in Anguilla, British West Indies in 2005, is a focused AdTech solution provider. Owner of the Kidoz SDK and Kidoz Connect Programmatic network, a Children’s Online Privacy Protection Rule (“COPPA”) & General Data Protection Regulation (“GDPR”) compliant contextual mobile advertising network that reaches kids, teens, and families every month. Google certified and Apple approved, Kidoz provides a suite of advertising technology that connects brands, content publishers and families. The Company has created a network that app developers use to compliantly monetize traffic and advertisers rely on to reach their customers. Kidoz has developed a contextual targeting tools to enable brands to reach their ideal customers.

Continuing operations

These consolidated financial statements have been prepared assuming the realization of assets and the settlement of liabilities in the normal course of operations. The Company expects to continue to achieve profitable operations to generate sufficient cash flows to fund continued operations for the next 12 months, or, in the absence of adequate cash flows from operations, obtaining additional financing.

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

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2021 and 2020

2. Summary of significant accounting policies (Continued):

  (a) Basis of presentation:

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

Significant areas requiring the use of estimates include the collectability of accounts receivable, the valuation of stock-based compensation, the useful lives of intangible assets, assessment of recoverable amount on goodwill and intangible assets, and the estimated interest rate of 12% for the license right-of-use assets, 4.12% - 5% for the rental units right-of-use asset and the derivative liability – warrants valuation. Actual results may differ significantly from these estimates.

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

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2021 and 2020

2.	Summary of significant accounting policies (Continued):

(c) Revenue recognition: (Continued)

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

Years ended December 31, 2021 and 2020

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

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2021 and 2020

2.	Summary of significant accounting policies (Continued):

(c) Revenue recognition: (Continued)

c) Rooplay licensing - The Company licenses its branded educational games under a monthly cost per game agreement license fee model. Monthly license fees are based on the number of games licensed.

d) In App purchases - The Company generates revenue through in-application purchases (“in-app purchases”) within its games; (i.e. Trophy Bingo (www.trophybingo.com)) on smartphones and tablet devices, such as Apple’s iPhone and iPad, and mobile devices utilizing Google’s Android operating system. Users can download the Company’s free-to-play games through Android, Amazon, iOS and Facebook Messenger (this was discontinued in fiscal 2021) and pay to acquire virtual currency which can be redeemed in the game for power plays. The initial download of the mobile game from the Digital Storefront does not create a contract under ASC 606 because of the lack of commercial substance; however, the separate election by the player to make an in-application purchase satisfies the criterion thus creating a contract under ASC 606.

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

Years ended December 31, 2021 and 2020

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

  (f) Accounts receivable:

Trade and other accounts receivable are reported at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable includes receivables from online platforms and trade receivables from customers. The Company estimates doubtful accounts on an item-by-item basis and includes over-aged accounts as part of allowance for doubtful accounts, which are generally ones that are greater than ninety-days overdue. Bad debt expense, for the year ended December 31, 2021 was $945 (2020 - $1,952). (Note 3)

  (g) Equipment:

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

In accordance with ASU No. 2016-02 “Leases (Topic 842), leasehold improvements are accounted as a prepayment of rental payments since they are deemed to be an asset of the lessor.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2021 and 2020

2.	Summary of significant accounting policies (Continued):

(h) Software Development Costs:

The Company expenses all software development costs as incurred for the year ended December 31, 2021 and 2020. As at December 31, 2021 and 2020, all capitalized software development costs have been fully amortized and the Company has no capitalized software development costs.

Total software development costs were $10,559,601 as at December 31, 2021 (2020 - $8,880,753) (Note 8).

  (i) Derivative liability – warrants

The Company’s warrants have an exercise price in Canadian dollars whilst the Company’s functional currency is US Dollars. Therefore, in accordance with ASU 815 – Derivatives and Hedging, the warrants have a derivative liability value. This liability value has no effect on the cashflow of the Company and does not represent a cash payment of any kind.

  (j) Stock-based compensation:

The Company accounts for stock-based compensation under the provisions of Accounting Standard Codification (“ASC”) 718, “Compensation-Stock Compensation”. Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date for all stock-based awards to employees, directors and non-employees and is recognized as an expense over the requisite service period, which is generally the vesting period. The Black-Scholes option valuation model is used to calculate fair value.

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2021	2020
Expected dividend yield	-	-
Volatility	107.06%	123%
Risk-free interest rate	0.52%	0.32%
Expected life of options	5 years	5 years
Forfeiture rate	5%	5%

  (k) Right-of-use assets:

The Company determines if an agreement is a lease at inception. The Company evaluates the lease terms to determine whether the lease will be accounted for as an operating or finance lease. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities, current portion, and operating lease liabilities, net of current portion in the consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2021 and 2020

2.	Summary of significant accounting policies (Continued):

  (k) Right-of-use assets: (Continued)

Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

A lease that transfers substantially all of the benefits and risks incidental to ownership of property are accounted for as finance leases. At the inception of a finance lease, an asset and finance lease obligation is recorded at an amount equal to the lesser of the present value of the minimum lease payments and the property’s fair market value. Finance lease obligations are classified as either current or long-term based on the due dates of future minimum lease payments, net of interest.

  (l) Impairment of long-lived assets and long-lived assets to be disposed of:

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

  (m) Goodwill:

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

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2021 and 2020

2.	Summary of significant accounting policies (Continued):

  (m) Goodwill: (Continued)

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

During the year ended December 31, 2021 and 2020, the Company deemed there was no impairment of the goodwill.

  (n) Income taxes:

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

  (o) Net income (loss) per share:

ASC 260, “Earnings Per Share”, requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if outstanding options or warrants were exercised and converted into common stock. In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2021 and 2020

2.	Summary of significant accounting policies (Continued):

  (o) Net income (loss) per share: (Continued)

Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. A total of 6,870,150 (2020 - 5,875,750) stock options were excluded as at December 31, 2021.

The earnings per share data for the year ended December 31, 2021 and 2020 are summarized as follows:

	2021	2020
(Loss) Income for the year	$(190,321)	$103,971

Basic and diluted weighted average number of common shares outstanding	131,340,989	131,124,989

Basic and diluted (loss) income per common share outstanding	$(0.00)	$0.00

  (p) New accounting pronouncements and changes in accounting policies:

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The ASU is expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers’ application of certain income tax-related guidance. This standard is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption of this standard is permitted. The Company concluded that the adoption did not have a material impact on these consolidated financial statements.

There have been no other recent accounting standards, or changes in accounting standards, during the year ended December 31, 2021, that are of material significance, or have potential material significance, to us.

  (q) Financial instruments and fair value measurements:

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

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2021 and 2020

2.	Summary of significant accounting policies (Continued):

  (q) Financial instruments and fair value measurements: (Continued)

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

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2021 and 2020

2.	Summary of significant accounting policies (Continued):

  (q) Financial instruments and fair value measurements: (Continued)

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

3. Accounts Receivable:

The accounts receivable as at December 31, 2021, is summarized as follows:

	2021	2020
Accounts receivable	$6,684,469	$3,989,200

Provision for doubtful accounts	(56,605)	(55,660)

Net accounts receivable	$6,627,864	$3,933,540

The Company had bank accounts with the National Bank of Anguilla. During the year ended December 31, 2016, the National Bank of Anguilla filed for chapter 11 protection. The Company expensed the balance on account of $27,666 in fiscal 2016 as a doubtful debt. The Company has a doubtful debt provision of $28,939 (2020 - $27,994) for existing accounts receivable.

4. Prepaid expenses

The Company has other prepaid expenses of $105,468 (2020 - $89,970) including leasehold improvements of $16,499 (2020 - $23,831), which is recognized as prepaid rent for the year ended December 31, 2021.

5. Equipment:

2021	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$152,967	$139,590	$13,377
Furniture and fixtures	16,517	9,371	7,146
	$169,484	$148,961	$20,523

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2021 and 2020

5.	Equipment: (Continued)

2020	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$146,545	$130,798	$15,747
Furniture and fixtures	14,787	8,695	6,092
	$161,332	$139,493	$21,839

Depreciation expense was $9,468 (2020 - $8,555) for the year ended December 31, 2021.

6. Intangible assets:

2021	Cost	Accumulated amortization	Net book Value

Ad Tech technology	$1,877,415	$1,063,869	$813,546
Kidoz OS technology	31,006	29,283	1,723
Customer relationship	1,362,035	482,387	879,648
	$3,270,456	$1,575,539	$1,694,917

2020	Cost	Accumulated amortization	Net book Value

Ad Tech technology	$1,877,415	$688,386	$1,189,029
Kidoz OS technology	31,006	18,948	12,058
Customer relationship	1,362,035	312,133	1,049,902
	$3,270,456	$1,019,467	$2,250,989

Amortization expense was $556,072 (2020 - $556,073) for the year ended December 31, 2021.

7. Goodwill:

The Company has a goodwill balance of $3,301,439 for year ended December 31, 2021 and 2020 from the acquisition of Kidoz Ltd.

The Company’s annual goodwill impairment analysis performed during the fourth quarter of fiscal 2021 and 2020 included a quantitative analysis of the Kidoz Ltd. reporting unit (consisting of intangible assets (Note 6), deferred taxation (Note 13) and goodwill). The reporting unit has a carrying amount of $4,785,857 (2020 - $5,552,428) as at December 31, 2021. The Company performed a discounted cash flow analysis for the Company. These discounted cash flow models included management assumptions for expected sales growth, margin expansion, operational leverage, capital expenditures, and overall operational forecasts. The Company classified these significant inputs and assumptions as Level 3 fair value measurements. Based on the annual impairment test described above there was no additional impairment determined for fiscal 2021 or fiscal 2020.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2021 and 2020

 8. Content and software development costs:

Since the year ended December 31, 2014, the Company has been developing software technology and content for our business. This software technology and content includes the the continued development of the KIDOZ Safe Ad Network, the KIDOZ Kid-Mode Operating System, and the KIDOZ publisher SDK, development of Trophy Bingo, a social bingo game, the license, the development of the Rooplay platform and the development of the Rooplay Originals games.

During the year ended December 31, 2021 and 2020, the Company has expensed the development costs of all products as incurred and has expensed the following development costs.

	2021	2020
Opening total software technology and content development costs	$8,880,753	$7,730,851

Software technology and content development during the year	1,678,848	1,149,902
Closing total software technology and content development costs	$10,559,601	$8,880,753

9. Government CEBA loan:

During the year ended December 31, 2020, the Company was granted a loan of $47,089 (CAD$60,000) under the Canada Emergency Business Account (CEBA) loan program for small businesses. The CEBA loan program is one of the many incentives the Canadian Government put in place in response to COVID-19. The loan is interest free and a quarter of the loan $11,812 (CAD$20,000) is eligible for complete forgiveness if $35,436 (CAD$40,000) is fully repaid on or before December 31, 2022. If the loan cannot be repaid by December 31, 2022, it can be converted into a 3-year term loan charging an interest rate of 5%. Subsequent to the year ended December 31, 2021, the repayment of the loan was extended by the Canadian Government to December 31, 2023.

During the year ended December 31, 2021, the Company drew $200,000 from its line of credit with the Leumi Bank in Israel. The loan was repaid in full during the year ended December 31, 2021 with interest costs of $987.

10. Stockholders’ Equity:

The holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company’s ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation. The Company’s common stock has no par value per common stock and there is only one class of common shares. The Company has an unlimited number of common shares authorized for issue.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2021 and 2020

10. Stockholders’ Equity: (Continued)

(a)	Common stock issuances:

Fiscal 2021

During the year ended December 31, 2021, the Company engaged Research Capital Corporation (“RCC”) as a financial and capital markets advisor. As part of the compensation for its services, RCC will receive a monthly fee of $5,119 (CAD$6,500) for its trading advisory services for a minimum of 6 months with extension by mutual agreement and a financial advisory fee to be satisfied by the issuance of 230,000 common shares of the Company valued at $179,293. In addition, the Company granted 230,000 common share purchase warrants to RCC (Note 2(i)). Each warrant will entitle the holder thereof to purchase one common share in the capital of the Company at an exercise price of $0.77 (CAD$0.98) at any time up to 24 months following the date of issuance. During the year ended December 31, 2021, the Company issued the shares and granted the warrants.

During the year ended December 31, 2021, the holder of 70,000 stock options exercised their options for 70,000 shares for $31,264 at an average exercise price of $0.45 (CAD$0.54) per share.

Fiscal 2020

There were no common stock issuances for the year ended December 31, 2020.

(b)   Warrants

A summary of warrant activity for the year ended December 31, 2021 are as follows:

	Number of options	Exercise price	Expiry date
Outstanding, December 31, 2020 and 2019	-	$-

Granted	230,000	CAD$0.98	April 3, 2023

Outstanding December 31, 2021	230,000	CAD$0.98

A fair value of the derivative liability of $83,572 was been estimated on the date of the subscription using the Binomial Lattice pricing model. Since the warrant was issued there was a gain on derivative liability - warrants of $60,207 and the derivative liability – warrants value reduced to $23,365 with the following assumptions:

	December 31, 2021	April 1, 2021
Exercise price	CAD$0.98	CAD$0.98
Stock price	CAD$0.59	CAD$0.98
Expected term	1.25 years	2 years
Expected dividend yield	-	-
Expected stock price volatility	88.33%	145.71%
Risk-free interest rate	1.18%	0.73%

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2021 and 2020

10.	Stockholders’ Equity: (Continued)

(c)    Stock option plans:

2015 stock option plan

In the year ended December 31, 2015, the shareholders approved the 2015 stock option plan and the 1999, 2001 and the 2005 plans were discontinued. The 2015 stock option plan as amended in November 2020, is intended to provide incentive to employees, directors, advisors and consultants of the Company to encourage proprietary interest in the Company, to encourage such employees to remain in the employ of the Company or such directors, advisors and consultants to remain in the service of the Company, and to attract new employees, directors, advisors and consultants with outstanding qualifications. The maximum number of shares issuable under the Plan shall not exceed 10% of the number of Shares of the Company issued and outstanding as of each Award Date unless shareholder approval is obtained in advance.

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

During the year ended December 31, 2021, the Company granted to employees and consultants the following options:

●	1,040,000 options at CAD$0.50 ($0.39) where 10% vests on grant date, 15% one year following and 2% per month thereafter and expire on February 1, 2026. 400,000 of these options were granted to directors and officers of the Company.

●	35,000 options at CAD$0.50 ($0.39) which vested immediately and expire on February 1, 2026.

●	1,300,000 options at CAD$1.02 ($0.80) where 2% vests per month and expire on April 6, 2026. 400,000 of these options were granted to directors and officers of the Company.

●	300,000 options at CAD$0.66 ($0.52) where 2% vests per month and expire on July 12, 2026.

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

Subsequent to the year ended December 31, 2021, a further 2,550,000 options were awarded where 2% vests per month, with an exercise price of CAD$0.50 ($0.39) and 210,000 options were cancelled.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2021 and 2020

10.	Stockholders’ Equity: (Continued)

(c)    Stock option plans: (Continued)

A summary of stock option activity for the stock option plans for the years ended December 31, 2021 and 2020 are as follows:

	Number of options	Weighted average exercise price
Outstanding December 31, 2019	3,200,750	$0.45

Granted	2,745,000	0.33
Exercised	-	-
Cancelled	(70,000)	(0.42)
Outstanding December 31, 2020	5,875,750	$0.39

Granted	2,675,000	0.60
Exercised	(70,000)	(0.45)
Expired	(570,000)	(0.43)
Cancelled	(1,040,600)	(0.42)
Outstanding December 31, 2021	6,870,150	$0.48

The aggregate intrinsic value for options as of December 31, 2021 was $334,897 (2020 - $137,250).

The following table summarizes information concerning outstanding and exercisable stock options at December 31, 2021:

Exercise prices per share	Number outstanding	Number exercisable	Expiry date
CAD$0.45	2,030,400	399,672	June 30, 2025
CAD$0.50	889,600	124,600	February 1, 2026
CAD$0.54	506,150	506,150	November 8, 2022
CAD$0.54	713,000	713,000	June 4, 2023
CAD$0.66	300,000	20,000	July 12, 2026
US$0.50	1,275,000	1,275,000	June 4, 2023
CAD$1.02	1,156,000	190,000	April 6, 2026
	6,870,150	3,228,422

The Company recorded stock-based compensation of $660,266 on the options granted and vested (2020 – $158,883) and as per the Black-Scholes option-pricing model, with a weighted average fair value per option grant of $0.45 (2020 - $0.27).

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2021 and 2020

11.	Fair value measurement:

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy.

	Level 1	Level 2	Level 3	Total
As at December 31, 2021
Assets
Cash	$2,078,607	$-	$-	$2,078,607
Long term cash equivalent	23,624	-	-	23,624
Liabilities
Derivative liability – warrants	-	(23,365)	-	(23,365)
Total assets (liabilities) measured and recorded at fair value	$2,102,231	$(23,365)	$-	$2,078,866

	Level 1	Level 2	Level 3	Total
As at December 31, 2020
Assets
Cash	$1,226,045	$-	$-	$1,226,045
Long term cash equivalent	31,392	-	-	31,392
Total assets measured and recorded at fair value	$1,257,437	$-	$-	$1,257,437

12.	Commitments:

The Company leases office facilities in Vancouver, British Columbia, Canada, The Valley, Anguilla, British West Indies and Netanya, Israel. These office facilities are leased under operating lease agreements.

During the year ended December 31, 2020, the Company signed a five-year lease for a facility in Vancouver, Canada, commencing April 1, 2020 and ending March 2024. This facility comprises approximately 1,459 square feet. The Company accounts for the lease in accordance with ASU 2016-02 (Topic 842) and recognizes a right-of-use asset and operating lease liability.

The Netanya, Israel operating lease expired on July 14, 2017 but unless 3 months’ notice is given it automatically renews for a future 12 months until notice is given. During the year ended December 31, 2021, the lease was extended for a further 12 months. This facility comprises approximately 190 square metres. The renewal of this lease is uncertain, hence the Company has accounted for this lease as a short-term lease.

The Anguillan operating lease expired on April 1, 2011 but unless 3 months’ notice is given it automatically renews for a further 3 months. The Company expects this lease to continue. Therefore, the Company accounts for the lease in accordance with ASU 2016-02 (Topic 842) and recognizes a right-of-use asset and operating lease liability.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2021 and 2020

12.	Commitments: (Continued)

Minimum lease payments under these leases are approximately as follows:

2022	$64,516
2023	50,002
2024	12,572

The Company paid rent expense totaling $129,250 for the year ended December 31, 2021 (2020 - $119,055).

The Company has the following management consulting agreements with related parties.

Company	Person	Role	Minimum Monthly amount	Maximum Monthly amount
T.M. Williams (ROW), Inc.	T. M. Williams	Executive Chairman	$11,000	$25,000
Jayska Consulting Ltd.	J. M. Williams	Co-CEO	GBP£5,000	GBP£5,000
LVA Media Inc.	J. M. Williams	Co-CEO	$7,500	$25,000
Bromley Accounting Services Ltd.	H. W. Bromley	CFO	CAD$15,000	CAD$15,000
Farcast Operations Inc.	T. H. Williams	VP Product	CAD$15,000	CAD$15,000

As at December 31, 2021, the Company had a number of renewable license commitments with large brands, including, Mr. Men and Little Miss and Mr. Bean. These agreements have commitments to pay royalties on the revenue from the licenses subject to the minimum guarantee payments. As at December 31, 2021, there were no further minimum guarantee payments commitments.

The Company expensed the minimum guarantee payments over the life of the agreement and recognized license expense of $18,512 (2020 - $46,841) for the year ended December 31, 2021.

13. Income taxes:

Kidoz Inc. is domiciled in the tax-free jurisdiction of Anguilla, British West Indies. However certain of the Company’s subsidiaries incur income taxation.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2021 and 2020

13. Income taxes: (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2021 and 2020, are presented below:

	2021	2020
Computed “expected” tax expense	$(5,535)	$(10,192)
Change in statutory, foreign tax, foreign exchange rates and other	(231,545)	150,835
Permanent differences	(227)	(180,123)
Adjustment to prior years provision versus statutory tax returns	(17,161)	55,243
Change in valuation allowance	37,791	39,480
(Provision for) Recovery of current income taxes	$(6,178)	$55,243
Deferred income taxes	(210,499)	-
Total taxation	$(216,677)	$55,243

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2021 and 2020 are presented below:

	2021	2020
Deferred tax (liabilities) assets:
Net operating loss carry forwards	$285,045	$694,814
Equipment	74	5,173
Intangible assets	(389,831)	(517,727)
Other	193,220	147,989
Valuation Allowance	(299,007)	(330,249)
Total deferred tax (liability) asset	$(210,499)	$-

As at December 31, 2021, the Company’s had $1,130,369 of non-capital losses expiring through December 31, 2041.

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

During the year ended December 31, 2020, Shoal Media (Canada) Inc., a subsidiary of Kidoz Inc., received the British Columbia Interactive Digital Media Tax Credit of CAD$73,828 ($55,243) from the British Columbia Provincial Government. No British Columbia Interactive Digital Media Tax Credit was received in 2021.

The Company recognized this tax credit as a recovery of income tax expense on the statement of operations and comprehensive (loss) income upon receipt of funds.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2021 and 2020

14. Right-of-use assets:

There is no discount rate implicit in the Anguilla office operating lease agreement, so the Company estimated a 5% discount rate for the incremental borrowing rate for the lease as of the adoption date, January 1, 2020. There is no discount rate implicit in the license agreement, so the Company estimated a 12% discount rate for the incremental borrowing rate for the licenses as of the adoption date, January 1, 2019.

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

The right-of-use assets as at December 31, 2021, is summarized as follows:

	2021	2020

Opening balance for the year	$106,315	$134,914
Capitalization of additional license leases	-	25,472
Amortization of operating lease right-of use assets	(40,851)	(54,071)
Closing balance for the year	$65,464	$106,315

The operating lease as at December 31, 2021, is summarized as follows:

As at December 31, 2021
Office lease
2022	$34,021
2023	35,170
2024	8,114
Total lease payments	$77,305
Less: Interest	(3,238)
Present value of lease liabilities	$74,067

Amounts recognized on the balance sheet
Current lease liabilities	$32,068
Long-term lease liabilities	41,999
Total lease payments	$74,067

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2021 and 2020

14. Right-of-use assets: (Continued)

	2021	2020

Opening balance for the year	$103,918	$127,615
Payments on operating lease liabilities	(29,851)	(23,697)
Closing balance for the year	74,067	103,918
Less: current portion	(32,068)	(30,083)
Operating lease liabilities – non-current portion as at end of year	$41,999	$73,835

As of December 31, 2021, the ROU assets of $65,464 are included in non-current assets on the balance sheet, and lease liabilities of $74,067 are included in current liabilities and non-current liabilities on the balance sheet.

15. Related party transactions:

As at and for the year ended December 31, 2021, the Company has the following related party transactions:

	2021	2020
Directors fees	$8,000	$8,248
Salaries, wages, consultants and benefits	612,492	456,042
Selling and marketing	77,906	57,498
Stock-based compensation (Note 10)	237,348	61,701
Content and software development (Note 8)	214,843	156,522
Closing balance for the year	$1,150,589	$740,011

The Company has liabilities of $53,829 (2020 - $50,772) as at December 31, 2021, to current directors, officers and companies owned by the current directors and officers of the Company for employment, director and consulting fees.

During the year ended December 31, 2021, the Company granted the following options to related parties:

a) 400,000 options with an exercise price of CAD$0.50 ($0.39) per share

b) 400,000 options with an exercise price of CAD$1.02 ($0.80) per share

During the year ended December 31, 2020, the Company granted the 1,250,000 options with an exercise price of CAD$0.45 ($0.33) per share, to related parties.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

16. Segmented information:

The Company operates in reportable business segments, the sale of Ad tech advertising and content revenue, including the sale of in-app purchases on Trophy Bingo and Garfield’s Bingo; the premium purchase for Rooplay Originals and recurring subscription revenues from Rooplay and Kidoz OS and the sale of licenses of Kidoz OS.

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision makers are the Co-chief executive officers. The Company and the chief decision makers view the Company’s operations and manage its business as two operating segments, namely Ad tech and content revenue.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2021 and 2020

16. Segmented information: (Continued)

The Company had the following revenue by geographical region.

	2021	2020
Ad tech advertising revenue
Western Europe	$3,927,191	$1,911,627
Central, Eastern and Southern Europe	193,085	-
North America	7,702,386	4,702,565
Other	421,204	133,872

Total ad tech advertising revenue	$12,243,866	$6,748,064

Content revenue
Western Europe	$84,884	$100,625
Central, Eastern and Southern Europe	1,517	38,741
North America	47,390	182,676
Other	97,823	77,923

Total content revenue	$231,614	$399,965

Total revenue
Western Europe	$4,012,075	$2,012,252
Central, Eastern and Southern Europe	194,602	38,741
North America	7,749,776	4,885,241
Other	519,027	211,795
Total revenue	$12,475,480	$7,148,029

Equipment

The Company’s equipment is located as follows:

Net Book Value	2021	2020

Anguilla	$91	$164
Canada	8,542	7,482
Israel	11,055	12,870
United Kingdom	835	1,323
Total equipment	$20,523	$21,839

17. General and administrative:

General and administrative expenses were as follows:

	2021	2020

Professional fees	$211,873	$183,475
Rental (Note 12)	129,250	119,055
Other general and administrative expenses	263,759	226,178
Total general and administrative expenses	$604,882	$528,708

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Years ended December 31, 2021 and 2020

18. Stock awareness program

During the year ended December 31, 2021, the Company commenced a corporate stock awareness program. The Company engaged Research Capital Corporation, Agora Internet Relations Corp., Stockhouse Publishing Ltd. and Proactive for financial and capital markets advisory services and to assist with general market outreach to increase investor awareness as the Company continues to achieve important milestones and grow its investor base.

The Company incurred stock awareness expenses of $402,845 during the year ended December 31, 2021, of which $179,293 is from the issuance of 230,000 common shares to RCC (Note 10) and a derivative liability of $83,572 (Note 10) from the warrants granted.

19 Concentrations:

Major customers

During the year ended December 31, 2021, and 2020, the Company sold Ad tech revenue; sold subscriptions on its site Rooplay; sold in-app purchases on its social bingo sites, Trophy Bingo and Garfield’s Bingo and premium purchases of Rooplay Originals. During the year ended December 31, 2021, the Company had revenues of $3,373,241, $2,522,559 and $1,381,678 from three customers (December 31, 2020 - two customers for $2,661,595 and $1,551,661) which was more than 10% of the total revenue. The Company is reliant on the Google App, iOS App and Amazon App Stores to provide a content platform for Rooplay, Trophy Bingo and Garfield’s Bingo to be played thereon and certain advertising agencies for the Ad tech revenue.

20. Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company currently maintains a substantial portion of its day-to-day operating cash and long-term cash equivalents balances at financial institutions. At December 31, 2021, the Company had total cash of $2,102,231 (2020 - $1,257,437) at financial institutions, where $1,793,265 (2020 - $970,453) is in excess of federally insured limits.

The Company has concentrations of credit risk with respect to accounts receivable, the majority of its accounts receivable are concentrated geographically in the United States amongst a small number of customers.

As of December 31, 2021, the Company had three customers, totaling $1,952,040, $1,165,807, and $1,054,625 respectively who accounted for greater than 10% of the total accounts receivable. As of December 31, 2020, the Company had two customers, totaling $1,618,244 and $807,346 who accounted for greater than 10% of the total accounts receivable.

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

There have not been any changes in or disagreements with accountants for the years ended December 31, 2021 and 2020.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Management’s responsibility

Our management acknowledges its responsibility for establishing and maintaining adequate internal control over financial reporting of the Company.

(b)	Evaluation of disclosure controls and procedures.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management evaluated of the effectiveness of the Company’s design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(f), based on the framework set forth in the Internal Control—Integrated Framework (1992) issued by the by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, we believe that, as of December 31, 2021, the Company’s internal control over financial reporting is effective under the COSO framework.

(c) Changes in internal controls.

There were no significant changes in our internal controls or other factors that could significantly affect our internal controls during the year ended December 31, 2021, and to the date of filing this annual report.

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers as at December 31, 2021, are as follows:

Name	Age	Position	Audit Committee	Governance Committee	Compensation Committee
T. M. Williams	81	Executive Chairman
J. M. Williams	46	Co- Chief Executive Officer		X
E. Ben Tora	51	Co- Chief Executive Officer
F. Curtis	57	Non-Executive Director	X	X*	X
C. Kalborg	60	Non-Executive Director	X*	X	X
M. David	56	Non-Executive Director	X		X*
H. W. Bromley	51	Chief Financial Officer
T. H. Williams	52	VP Product

X* - Chairman of Committee

T. M. Williams served as President, Chief Executive Officer and Chairman from August 20, 2001 until June 16, 2011. Since June 16, 2011, Mr. Williams has served as the Executive Chairman of the Company. Since 1984, Mr. Williams has served as a principal of T.M. Williams (ROW), Inc., a private consulting firm, and from 1993 until 2008, was Adjunct Professor, Sauder School of Business at the University of British Columbia. From 1988 to 1991, he was President and Chief Executive Officer of Distinctive Software, Inc. in Vancouver, BC, and, upon the acquisition of that company by Electronic Arts Inc., North America’s largest developer of entertainment software, he became President and Chief Executive Officer of Electronic Arts (Canada) Inc., where he continued until 1993. From 1995 to 2012, Mr. Williams was a director of YM Biosciences, Inc., a biotechnology company, until its acquisition by Gilead Sciences, Inc. In addition, he is a director of several other private corporations.

Mr. J.M. Williams has been a director since July, 2007 and from June, 2011 to March, 2019, Mr. Williams served as the sole Chief Executive Officer of the Company. Since the acquisition of Kidoz Ltd. in 2019 to present he has served as Co- Chief Executive Officer. Prior to his employment with Kidoz Inc., he was a Business Analyst with Blue Zone Inc. (a technology company) and RBC Dominion Securities. Mr. J. M. Williams has a Bachelor of Commerce degree from the University of Victoria and a Masters of Business Administration degree, specializing in strategic marketing, from the University of Warwick. In addition, Mr. J. M. Williams is a Non-Executive Director of Adventurebox Technology AB (publ). Mr. J. M. Williams is the son of Mr. T. M. Williams, the Company’s Executive Chairman.

Mr. E. Ben Tora has served as Co-Chief Executive Officer following the acquisition by the Company of Kidoz Ltd. Mr. E. Ben Tora was a co-founder of Kidoz Ltd. and has served as its Chief Executive Officer and Chief Revenue Officer since June 2013. Previously he served as General Manager and Chief Product officer at Bluesnap (formerly Plimus), which was acquired by Great Hill Partners in 2011. Mr. E. Ben Tora holds a bachelor’s degree in management and communication from the College of management in Tel Aviv. Mr. E. Ben Tora is a serial entrepreneur and senior executive in venture-backed and public Internet companies, both early and growth stage, bringing extensive experience in operating and scaling tech companies.

Ms. F. Curtis has served as a director of the Company since June 10, 2009. She has served as Compliance Officer and General Corporate Secretary for Counsel Limited, an Anguillian financial services corporation, since 2006. Ms. F. Curtis is the Managing Director of Counsel Limited. Ms. F. Curtis has been working in the financial services industry since 1990. She started at the brokerage firm, Burns Fry, in Toronto (now Nesbitt Burns, Bank of Montreal). She completed her Canadian Securities Course and became a licensed Securities Broker in 1992. She was educated in England, and attended the University of Toronto, Canada for her undergraduate degree. Ms. F. Curtis’s MBA in Finance & International Affairs was granted by the Rotman School of Business, University of Toronto. Ms. F. Curtis obtained her Associates Degree in Captive Insurance in 2018. She has also served as Chairman of the Board of Anguilla Finance (2016 - 2020), the marketing body for Anguilla Financial Services. Ms. F. Curtis is a Founding Member and Director of the Anguilla Compliance Association, now serving as Chairman.

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

Mr. T. H. Williams is VP Product, where he leads technology and product development. A highly experienced, creative leader who has dedicated his career to building products on the forefront of technology. Mr. T. H. Williams has led development on a wide variety of platform launches, new devices, and innovative business models, and has helped build and operate multiple successful studios and teams, including Electronic Arts Inc. in Vancouver, Canada and Los Angeles, United States; Relic Entertainment Inc.; Roadhouse Interactive Ltd.; and Blueprint Reality Inc. He is passionate about his teams, loves solving hard problems, and has produced over $2 billion in retail product sales across his career. Mr. T. H. Williams is the son of Mr. T. M. Williams, the Company’s Executive Chairman.

COMPOSITION OF OUR BOARD OF DIRECTORS

We currently have six directors. All directors currently hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Our officers are appointed annually by the Board of Directors and hold office until their successors are appointed and qualified. Pursuant to the Company’s by-laws, the number of directors shall be increased or decreased from time-to-time by resolution of the Board of Directors or the shareholders. Mr. J. M. Williams and Mr. T. H. Williams are sons of Mr. T. M. Williams. There are no other family relationships between any of the officers and directors of the Company.

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

CODE OF ETHICS

On December 21, 2006, the Board of Directors of Kidoz Inc. (the “Board”) adopted a new Code of Business Conduct and Ethics (the “Code”), which applies to the Company’s directors, officers and employees. The Code was adopted to further strengthen the Company’s internal compliance program. The Code addresses among other things, harassment, honesty and integrity, fair dealing, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, and administration of the code. The code is available at the Company’s website at http://investor.shoalgames.com/ under Corporate Governance. A copy of our Code of Ethics is available upon request at no charge to any shareholder.

DIRECTOR COMPENSATION

The Non-Executive Directors receive a cash compensation for their services as members of the Board of Directors based on a compensation per meeting. During the year ended December 31, 2021, the Non-Executive Directors collectively received compensation of $8,000 (Fiscal 2020 - $8,248). The Executive directors currently do not receive cash compensation for their services as members of the Board of Directors. In addition, both the Non-Executive and the Executive Directors are reimbursed for expenses in connection with attendance at Board of Directors meetings and specific business meetings. Directors are eligible to participate in our stock option plans. Option grants to directors are at the discretion of the Board of Directors acting upon the recommendation of the Compensation committee.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Our officers, directors and greater than ten percent beneficial owners filed in a timely manner in accordance with Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following table describes the compensation we paid to our Co-Chief Executive Officers and directors (the “Named Executive Officer”).

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-term Compensation
Name and Principal Position	Year	Fees	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options granted	All Other Compensation
		$	$	$	$	(#)	$
T.M. Williams -	2021	132,000	19,800	-	-	100,000	-
Executive	2020	112,200	-	-	-	50,000	-
Chairman (1)	2019	132,000	10,000	-	-	-	-
J. M. Williams	2021	172,567	25,611	-	-	100,000	-
Co-CEO (2)	2020	141,067	-	-	-	50,000	-
	2019	166,729	10,000	-	-	-	-
E. Ben Tora	2021	194,680	22,278	-	-	100,000	-
Co-CEO (3)	2020	175,040	-	-	-	350,000	-
	2019	114,359	125,000	-	-	-
H. W. Bromley	2021	144,464	25,742	-	-	100,000	-
CFO (4)	2020	131,231	-	-	-	50,000	-
	2019	138,434	10,000	-	-	-	-
T. H. Williams	2021	157,321	10,779	-	-	100,000	-
VP Product (5)	2020	110,524	-	-	-	150,000	-
	2019	103,465	-	-	-	-	-

(1)	All of the compensation paid to the Named Executive Officer is paid to T.M. Williams (ROW), Ltd. for the services of Mr. T. M. Williams. See additional discussion in Employment Arrangements section of Item 11 of this report.

(2)	All of the compensation paid to the Named Executive Officer is paid to LVA Media Inc. for the services of Mr. J. M. Williams as Co-CEO of the Company and Jayska Consulting Ltd for the marketing services of Mr. J. M. Williams. See additional discussion in Employment Arrangements section of Item 11 of this report.

(3)	All of the compensation paid to the Named Executive Officer is paid to Mr. E. Ben Tora as an employee of Kidoz Ltd.

(4)	All of the compensation paid to the Named Executive Officer is paid to Bromley Accounting Services Ltd. for the services of Mr. H. W. Bromley.

(5)	All of the compensation paid to the Named Executive Officer is paid to Farcast Operations Inc. Ltd. for the services of Mr. T. H. Williams.

OPTION GRANTS IN THE LAST FISCAL YEAR

During the year ended December 31, 2021, the Company granted the following options:

a)	1,040,000 options at CAD$0.50 ($0.39) where 10% vests on grant date, 15% one year following and 2% per month thereafter and expire on February 1, 2026. 400,000 of these options were granted to directors and officers of the Company.

b)	35,000 options at CAD$0.50 ($0.39) which vested immediately and expire on February 1, 2026.

c)	1,300,000 options at CAD$1.02 ($0.80) where 2% vests per month and expire on April 6, 2026. 400,000 of these options were granted to directors and officers of the Company.

d)	300,000 options at CAD$0.66 ($0.52) where 2% vests per month and expire on July 12, 2026.

During the year ended December 31, 2021, 70,000 (2020 – nil) options were exercised. During the year ended December 31, 2021, 1,040,600 (2020 – 70,000) options were cancelled and 570,000 (2020 – nil) options expired unexercised.

Subsequent to the year ended December 31, 2021, a further 2,550,000 options were awarded where 2% vests per month thereafter, with an exercise price of CAD$0.50 (approximately $0.39) and 210,000 options were cancelled.

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

Our Board determines the terms and provisions of each option granted under the Stock Option Plans, including the exercise price, vesting schedule, repurchase provisions, rights of first refusal and form of payment. The Plan shall not exceed 10% of the number of Shares of the Company issued and outstanding as of each Award Date, inclusive of all Shares presently reserved for issuance pursuant to previously granted stock options, unless shareholder approval is obtained in advance. The Exercise Price shall be that price per Share, as determined by the Board in its sole discretion, and announced as of the Award Date, at which an Option Holder may purchase a Share upon the exercise of an Option, provided that it shall not be less than the closing price of the Company’s Shares traded through the facilities of the Exchange on the day preceding the Award Date, less any discount permitted by the Exchange, or such other price as may be required or permitted by the Exchange.

The term of options under the Stock Option Plans will be determined by our Board; however, the term of the stock option may not be for more than ten years. Where the award agreement permits the exercise of an option for a period of time following the recipient’s termination of service with us, disability or death, that option will terminate to the extent not exercised or purchased on the last day of the specified period or the last day of the original term of the option, whichever occurs first.

If a third party acquires the Company through the purchase of all or substantially all of our assets, a merger or other business combination, except as otherwise provided in an individual award agreement, all unexercised options will terminate unless assumed by the successor corporation.

EMPLOYMENT ARRANGEMENTS

We entered into a management consulting agreement with T.M. Williams (Row), Inc., an Anguilla incorporated company and Mr. Williams dated August 20, 2001, (the “Williams Agreement”), amended August 1, 2013, to provide for a consultancy payment of 2.5% of the monthly social bingo business with a minimum of $11,000 and a maximum of $25,000 per month. This contract is for the provision of services by Mr. T. M. Williams as Executive Chairman of the Company.

The term of the amended Williams Agreement is for a period of one year, unless terminated sooner by any of the parties under the terms and conditions contained in the amended Williams Agreement. If the amended Williams Agreement is not terminated by any of the parties, the term may be renewed for a further one-year period at the option of T.M. Williams (Row), Ltd., on substantially the same terms and conditions, by giving three months’ notice in writing to the Company.

During the year ended December 31, 2014, the Company entered into an agreement with Jayska Consulting Ltd. and Mr. J. M. Williams, Chief Executive Officer of the Company for the provision of services of Mr. J. M. Williams as Marketing director of the Company. The Consulting agreement provides for a consultancy payment of GBP£5,000 per month payable in arrears. In addition, during the year ended December 31, 2014, the Company entered into an agreement with LVA Media Inc. and Mr. J. M. Williams, for the provision of services of Mr. J. M. Williams as Chief Executive Officer of Kidoz Inc. The Consulting agreement provides for a consultancy payment equaling of 2.5% of the monthly social bingo business with a minimum of $7,500 and a maximum of $25,000 per month.

Mr. E. Ben Tora is an employee of Kidoz Ltd.

During the year ended December 31, 2012, the Company entered into a management consulting agreement with Bromley Accounting Services Limited for the services of Mr. H. W. Bromley as the Chief Financial Officer.

During the year ended December 31, 2019, the Company entered into a management consulting agreement with Farcast Operations Inc. for the services of Mr. T. H. Williams as the VP Product.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of March 30, 2022, by:

-	each person known by us to beneficially own 5% or more of our outstanding common stock;

-	each of our directors;

-	each of the Named Executive Officers; and

-	all of our directors and Named Executive Officers as a group.

In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or direct the disposition of such security. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or debentures held by that person that are currently exercisable or convertible or exercisable or convertible within 60 days of March 30, 2022, are deemed outstanding.

Percentage of beneficial ownership is based upon 131,424,989 shares of common stock outstanding at March 30, 2022. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
T. M. Williams (Canada)	17,015,316	(1)	12.30%

J. M. Williams (United Kingdom)	1,408,200	(2)	1.02%

E. Ben Tora (Israel)	5,714,965	(3)	4.13%

F. Curtis (Anguilla)	500,000	(4)	0.38%

C. Kalborg (Sweden)	450,000	(5)	0.34%

M. David (Israel)	1,332,991	(6)	0.96%

H. W. Bromley (Canada)	875,000	(7)	0.63%

T. H. Williams (Canada)	1,076,080	(8)	0.78%

All directors and Named Executive Officers as a group (8 persons)	28,372,552		20.54%

Pendinas Limited (Isle of Man)	27,839,464	(9)	20.12%

Wydler Global Equity Fund (Switzerland)	12,200,000	(10)	8.82%

Ordan Enterprises Ltd. (Israel)	8,670,808	(11)	6.27%

Norma Investment Ltd. (Cypress)	7,700,752	(12)	5.57%

(1)	Includes 16,515,316 shares held directly by Mr. T. M. Williams and 200,000 shares of common stock that may be issued upon the exercise of 200,000 stock purchase options with an exercise price of CAD$0.54 (approximately US$0.42) per share and 50,000 shares of common stock that may be issued upon the exercise of 50,000 stock purchase options with an exercise price of CAD$0.45 (approximately US$0.33) per share and 200,000 shares of common stock that may be issued upon the exercise of 200,000 stock purchase options with an exercise price of CAD$0.50 (approximately US$0.39) per share and 50,000 shares of common stock that may be issued upon the exercise of 50,000 stock purchase options with an exercise price of CAD$1.02 (approximately US$0.81) per share.

(2)	Includes, 908,200 shares held directly by Mr. J. M. Williams and 200,000 shares of common stock that may be issued upon the exercise of 200,000 stock purchase options with an exercise price of CAD$0.54 (approximately US$0.42) per share and 50,000 shares of common stock that may be issued upon the exercise of 50,000 stock purchase options with an exercise price of CAD$0.45 (approximately US$0.33) per share and 200,000 shares of common stock that may be issued upon the exercise of 200,000 stock purchase options with an exercise price of CAD$0.50 (approximately US$0.39) per share and 50,000 shares of common stock that may be issued upon the exercise of 50,000 stock purchase options with an exercise price of CAD$1.02 (approximately US$0.81) per share.

(3)	Includes 5,214,965 shares held directly by Mr. E. Ben Tora and 350,000 shares of common stock that may be issued upon the exercise of 350,000 stock purchase options with an exercise price of CAD$0.45 (approximately US$0.33) per share and 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of CAD$0.50 (approximately US$0.39) per share and 50,000 shares of common stock that may be issued upon the exercise of 50,000 stock purchase options with an exercise price of CAD$1.02 (approximately US$0.81) per share.

(4)	Includes 50,000 shares held directly by Ms. F. Curtis and 200,000 shares of common stock that may be issued upon the exercise of 200,000 stock purchase options with an exercise price of CAD$0.54 (approximately US$0.42) per share and 200,000 shares of common stock that may be issued upon the exercise of 200,000 stock purchase options with an exercise price of CAD$0.50 (approximately US$0.39) per share and 50,000 shares of common stock that may be issued upon the exercise of 50,000 stock purchase options with an exercise price of CAD$1.02 (approximately US$0.81) per share.

(5)	Includes 25,000 shares of common stock that may be issued upon the exercise of 25,000 stock purchase options with an exercise price of CAD$0.54 (approximately US$0.42) per share and 275,000 shares of common stock that may be issued upon the exercise of 275,000 stock purchase options with an exercise price of USD$0.50 per share and 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of CAD$0.50 (approximately US$0.39) per share and 50,000 shares of common stock that may be issued upon the exercise of 50,000 stock purchase options with an exercise price of CAD$1.02 (approximately US$0.81) per share.

(6)	Includes 543,379 shares held indirectly by Mr. M. David and 339,612 shares indirectly by a Company owned by Mr. M. David and 300,000 shares of common stock that may be issued upon the exercise of 300,000 stock purchase options with an exercise price of CAD$0.45 (approximately US$0.33) per share and 100,000 shares of common stock that may be issued upon the exercise of 100,000 stock purchase options with an exercise price of CAD$0.50 (approximately US$0.39) per share and 50,000 shares of common stock that may be issued upon the exercise of 50,000 stock purchase options with an exercise price of CAD$1.02 (approximately US$0.81) per share.

(7)	Includes, 375,000 shares held directly by Mr. H. W. Bromley and 200,000 shares of common stock that may be issued upon the exercise of 200,000 stock purchase options with an exercise price of CAD$0.54 (approximately US$0.42) per share and 50,000 shares of common stock that may be issued upon the exercise of 50,000 stock purchase options with an exercise price of CAD$0.45 (approximately US$0.33) per share and 200,000 shares of common stock that may be issued upon the exercise of 200,000 stock purchase options with an exercise price of CAD$0.50 (approximately US$0.39) per share and 50,000 shares of common stock that may be issued upon the exercise of 50,000 stock purchase options with an exercise price of CAD$1.02 (approximately US$0.81) per share.

(8)	Includes, 676,080 shares held directly by Mr. T. H. Williams and 150,000 shares of common stock that may be issued upon the exercise of 150,000 stock purchase options with an exercise price of CAD$0.45 (approximately US$0.33) per share and 200,000 shares of common stock that may be issued upon the exercise of 200,000 stock purchase options with an exercise price of CAD$0.50 (approximately US$0.39) per share and 50,000 shares of common stock that may be issued upon the exercise of 50,000 stock purchase options with an exercise price of CAD$1.02 (approximately US$0.81) per share.

(9)	Includes 27,839,464 shares held directly by Pendinas Ltd., a company wholly owned by Mr. G. R. Williams. Mr. G. R. Williams is not related to Mr. T. M. Williams, Mr. J. M. Williams nor Mr. T. H. Williams.

(10)	Includes 12,200,000 shares held directly by Wydler Global Equity Fund.

(11)	Includes 8,670,807 shares held directly by Ordan Enterprises Ltd.

(12)	Includes 7,700,752 shares held directly by Norma Investment Limited.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As at and for the year ended December 31, 2021, the Company has the following related party transactions as described in Item 11 – Executive Compensation.

The Company has liabilities of $53,829 (2020 - $50,772) to current directors, officers and companies owned by the current directors and officers of the Company for employment, director and consulting fees. The Company incurred employment, director and consulting fees and expenses of $913,242 (2020 - $678,310) for the year ended December 31, 2021.

During the year ended December 31, 2021, the Company granted the following options to related parties:

a) 400,000 options with an exercise price of CAD$0.50 ($0.39) per share

b) 400,000 options with an exercise price of CAD$1.02 ($0.80) per share

During the year ended December 31, 2020, the Company granted the 1,250,000 options with an exercise price of CAD$0.45 ($0.33) per share, to related parties.

The Company expensed $237,348 (2020 - $61,701) in stock-based compensation for these options granted to related parties.

The related party transactions are in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Item 14. Principal AccountANT Fees and Services

During the year ended December 31, 2021, the Company incurred fees of $114,694 (2020 - $77,941) from the principal accountant during fiscal 2021 - Davidson & Company LLP, $114,694 of these fees related to audit fees (2020 - $77,941).

Our Audit Committee reviewed the audit and non-audit services rendered by Davidson & Company LLP, during the periods set forth above and concluded that such services were compatible with maintaining the auditors’ independence. All audit and non-audit services performed by our independent accountants are pre-approved by our Audit Committee to assure that such services do not impair the auditors’ independence from us.

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

KIDOZ INC.

By:	/s/ J. M. Williams
J. M. Williams
Co-Chief Executive Officer

By:	/s/ E. Ben Tora
E. Ben Tora
Co-Chief Executive Officer

Date:	March 30, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date
By:	/s/ J. M. Williams	Co-Chief Executive Officer	March 30, 2022
J. M. Williams

By:	/s/ E. Ben Tora	Co-Chief Executive Officer	March 30, 2022
E. Ben Tora

By:	/s/ H. W. Bromley	Chief Financial Officer	March 30, 2022
	H. W. Bromley	(Principal Financial and
Principal Accounting Officer)

EXHIBIT LIST

The following instruments are included as exhibits to this Report. Exhibits incorporated by reference are so indicated.

Exhibit Number	Description
4.4	Convertible Debenture between the Company and unrelated parties dated July 2, 2002. (b)
4.5	Common Stock Purchase Warrant between the Company and unrelated parties dated July 2, 2002. (b)
10.2	Asset Purchase Agreement by and between Bingo, Inc. and Progressive Lumber, Corp. dated January 18, 1999. (a)
10.24	Amended Consulting Agreement dated February 28, 2002, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (c)
10.32	Code of Business Conduct and Ethics dated December 22, 2006. (d)
10.33	Amended Consulting Agreement dated June 16, 2010, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (e)
10.37	Amended Consulting Agreement dated August 1, 2013, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (f)
10.38	Consulting Agreement dated January 1, 2014, between the Company, Jayska Consulting Ltd., and J.M. Williams. (f)
10.39	Consulting Agreement dated January 1, 2014, between the Company, LVA Media Inc., and J.M. Williams. (f)
10.41	Consulting Agreement dated January 1, 2014, between the Company, Bromley Accounting Services Limited, and H. W. Bromley. (f)
10.42	Share Purchase Agreement for the purchase of Kidoz Ltd. (g)
31.1	Certificate of Co-Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 30, 2022.
31.2	Certificate of Co-Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 30, 2022.
31.3	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 30, 2022.
32.1	Certification from the Co-Chief Executive Officer of Kidoz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 30, 2022.
32.2	Certification from the Co-Chief Executive Officer of Kidoz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 30, 2022.
32.3	Certification from the Chief Financial Officer of Kidoz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 30, 2022.

(a) Previously filed with the Registrant’s registration statement on Form 10 on June 9, 1999.

(b) Previously filed with the Company’s quarterly report on Form 10-Q for the period ended September 30, 2002, on November 14, 2002.

(c) Previously filed with the Company’s quarterly report on Form 10-Q for the period ended June 30, 2002, on August 14, 2002.

(d) Previously filed with the Company’s report on Form 8-K on December 26, 2006.

(e) Previously filed with the Company’s report on Form 8-K on June 17, 2010.

(f) Previously filed with the Company’s report on Form 8-K on March 24, 2014.

(g) Previously filed with the Company’s report on Form 8-K on March 12, 2019.

Page 67