Form 10-Q
period 2022-03-31
KIDOZ INC.
filed 2022-05-17
CIK 1318482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer’s common stock, no par value per share, was 131,424,989 as of May 16, 2022.

KIDOZ INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Consolidated Balance Sheets

(Unaudited)

As at	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash	$2,080,470	$2,078,607
Accounts receivable, less allowance for doubtful accounts $56,004 (December 31, 2021 - $56,605) (Note 3)	3,783,684	6,627,864
Prepaid expenses	156,882	105,468
Total Current Assets	6,021,036	8,811,939

Equipment (Note 4)	25,288	20,523
Goodwill (Note 6)	3,301,439	3,301,439
Intangible assets (Note 5)	1,556,760	1,694,917
Long term cash equivalent	23,988	23,624
Operating lease right-of-use assets (Note 12)	58,061	65,464
Security deposit	7,743	7,625

Total Assets	$10,994,315	$13,925,531

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,153,912	$3,693,944
Accrued liabilities	608,841	471,882
Accounts payable and accrued liabilities - related party (Note 13)	119,384	53,829
Derivative liability – warrants (Note 2e and 9)	7,021	23,365
Operating lease liabilities – current portion (Note 12)	32,606	32,068
Total Current Liabilities	1,921,764	4,275,088

Deferred tax liability	210,499	210,499
Government CEBA loan (Note 8)	47,977	47,248
Operating lease liabilities – non-current portion (Note 12)	34,422	41,999
Total Liabilities	2,214,662	4,574,834

Commitments (Note 11)

Stockholders’ Equity (Note 9):
Common stock, no par value, unlimited shares authorized, 131,424,989 shares issued and outstanding (December 31, 2021 - 131,424,989)	50,124,917	49,964,919
Accumulated deficit	(41,369,844)	(40,638,802)
Accumulated other comprehensive income: Foreign currency translation adjustment	24,580	24,580
Total Stockholders’ Equity	8,779,653	9,350,697

Total Liabilities and Stockholders’ Equity	$10,994,315	$13,925,531

See accompanying notes to the consolidated financial statements.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Operations and Comprehensive Loss

For Periods Ended March 31, 2022 and 2021

(Unaudited)

	2022	2021

Revenue:
Ad tech advertising revenue	$2,178,311	$1,504,300
Content revenue	105,663	53,642
Total revenue	2,283,974	1,557,942

Cost of sales:	1,453,079	872,901
Total cost of sales	1,453,079	872,901

Gross profit	830,895	685,041

Operating expenses:
Amortization of operating lease right-of-use assets (Note 12)	7,403	17,509
Depreciation and amortization (Notes 4 & 5)	140,371	141,832
Directors fees (Note 13)	1,000	2,000
General and administrative	215,894	157,695
Salaries, wages, consultants and benefits (Note 13)	278,199	132,242
Selling and marketing (Note 13)	180,014	128,688
Stock awareness program	51,331	-
Stock-based compensation (Note 9 & 13)	159,998	77,021
Content and software development (Note 7 & 13)	516,639	337,293
Total operating expenses	1,550,849	994,280

Loss before other income (expense) and income taxes	(719,954)	(309,239)

Other income (expense):
Foreign exchange loss	(27,432)	(37,805)
Gain on derivative liability – warrants (Note 2e)	16,344	-

Loss before income taxes	(731,042)	(347,044)

Income tax expense	-	-
Loss after tax	(731,042)	(347,044)

Other comprehensive income (loss)	-	-

Comprehensive loss	$(731,042)	$(347,044)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Weighted average common shares outstanding, basic	131,424,989	131,124,989
Weighted average common shares outstanding, diluted	131,424,989	131,124,989

See accompanying notes to the consolidated financial statements.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Stockholders’ EQUITY

For the periods ended March 31, 2022 and 2021

(Unaudited)

	Three-Month period Ended March 31, 2022
	Common stock			Accumulated Other Comprehensive income
			Accumulated	Foreign currency translation	Total Stockholders’
	Shares	Amount	Deficit	adjustment	Equity
Balance, December 31, 2021	131,424,989	$49,964,919	($40,638,802)	$24,580	$9,350,697

Stock-based compensation	-	159,998	-	-	159,998
Net loss and comprehensive loss	-	-	(731,042)	-	(731,042)
Balance, March 31, 2022	131,424,989	$50,124,917	($41,369,844)	$24,580	$8,779,653

	Three-Month period Ended March 31, 2021
	Common stock			Accumulated Other Comprehensive income
			Accumulated	Foreign currency translation	Total Stockholders’
	Shares	Amount	Deficit	adjustment	Equity
Balance, December 31, 2020	131,124,989	$49,094,096	($40,448,481)	$24,580	$8,670,195

Stock-based compensation	-	77,021	-	-	77,021
Net loss and comprehensive loss	-	-	(347,044)	-	(347,044)
Balance, March 31, 2021	131,124,989	$49,171,117	($40,795,525)	$24,580	$8,400,172

See accompanying notes to the consolidated financial statements.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Cash Flows

For the Three month periods ended March 31, 2022 and 2021

(Unaudited)

	2022	2021
Cash flows from operating activities:
Net loss	$(731,042)	$(347,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	140,371	141,832
Amortization of operating lease right-of-use assets	7,403	17,509
Gain on derivative liability – warrants	(16,344)	-
Stock-based compensation	159,998	77,021
Unrealized foreign exchange loss	247	96

Changes in operating assets and liabilities:
Accounts receivable	2,844,180	1,544,528
Prepaid expenses	(51,414)	(46,663)
Accounts payable and accrued liabilities	(2,337,518)	(994,219)
Net cash provided by operating activities	15,881	393,060

Cash flows from investing activities:
Acquisition of equipment	(6,979)	(2,265)
Net cash used in investing activities	(6,979)	(2,265)

Cash flows from financing activities:
Proceeds of short-term loan	-	200,000
Repayment of short-term loan	-	(200,000)
Payments on operating lease liabilities	(7,039)	(5,248)
Government CEBA loan	-	-
Net cash used in financing activities	(7,039)	(5,248)

Change in cash	1,863	385,547

Cash, beginning of period	2,078,607	1,226,045
Cash, end of period	$2,080,470	$1,611,592

Supplementary information:
Interest paid	$-	$987
Income taxes paid	$-	$-

See accompanying notes to the consolidated financial statements.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2022 and 2021

(Unaudited)

1. Basis of Presentation:

The accompanying unaudited interim consolidated financial statements have been prepared by Kidoz Inc. (“the Company”) in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K, filed March 30, 2022, with the Securities and Exchange Commission and the TSX Venture Exchange. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Continuing operations

These unaudited interim consolidated financial statements have been prepared assuming the realization of assets and the settlement of liabilities in the normal course of operations. The Company expects to continue to achieve profitable operations to generate sufficient cash flows to fund continued operations for the next 12 months, or, in the absence of adequate cash flows from operations, obtaining additional financing.

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

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2022 and 2021

(Unaudited)

2. Summary of significant accounting policies: (Continued)

(a)	Basis of presentation: (Continued)

Company	Registered	% Owned
Shoal Media (Canada) Inc.	British Columbia, Canada	100%
Coral Reef Marketing Inc.	Anguilla	100%
Kidoz Ltd.	Israel	100%
Rooplay Media Ltd.	British Columbia, Canada	100%
Rooplay Media Kenya Limited	Kenya	100%
Shoal Media Inc.	Anguilla	100%
Shoal Games (UK) Plc	United Kingdom	99%
Shoal Media (UK) Ltd.	United Kingdom	100%

In addition, there are the following dormant subsidiaries: Bingo.com (Antigua) Inc., Bingo.com (Wyoming) Inc., and Bingo Acquisition Corp.

All inter-company balances and transactions have been eliminated in the unaudited interim consolidated financial statements.

(b)	Use of estimates:

The preparation of unaudited interim consolidated financial statements in conformity with US GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and recognized revenues and expenses for the reporting periods.

Significant areas requiring the use of estimates include the collectability of accounts receivable, the valuation of stock-based compensation, the valuation of deferred tax assets and liabilities, the useful lives of intangible assets, and the derivative liability – warrants valuation. Actual results may differ significantly from these estimates.

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

Three Months ended March 31, 2022 and 2021

(Unaudited)

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

Three Months ended March 31, 2022 and 2021

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

Three Months ended March 31, 2022 and 2021

(Unaudited)

2. Summary of significant accounting policies (Continued):

(c)	Revenue recognition: (Continued)

b) The Company generates revenue through subscriptions or premium sales of Rooplay, (www.rooplay.com) the cloud-based EduGame system for kids to learn and play within its games on smartphones and tablet devices, such as Apple’s iPhone and iPad, and mobile devices utilizing Google’s Android operating system. Users can download the Company’s games through Digital Storefronts and decide to subscribe to the multiple of educational and fun games in the Rooplay, cloud-based EduGame system or make a premium per purchase of particular games. The revenue is recognized net of platform fees.

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

The Company expensed all software development costs as incurred for the period ended March 31, 2022 and 2021. As at March 31, 2022 and December 31, 2021, all capitalized software development costs have been fully amortized and the Company has no capitalized software development costs.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2022 and 2021

(Unaudited)

2. Summary of significant accounting policies (Continued):

(d)	Software development costs: (Continued)

Total software development costs were $11,076,240 as at March 31, 2022 (December 31, 2021 - $10,559,601).

(e)	Derivative liability – warrants

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

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2022 and 2021

(Unaudited)

2. Summary of significant accounting policies (Continued):

(g)	Goodwill: (Continued)

During the year ended December 31, 2021, the Company determined there was no impairment of the goodwill.

(h)	New accounting pronouncements and changes in accounting policy:

The Company has evaluated all of the recently issued, but not yet effective, accounting standards that have been issued or proposed by the Financial Accounting Standards Board or other standards-setting bodies through the filing date of these unaudited consolidated financial statements and does not believe the future adoption of any such pronouncements will have a material impact on its consolidated financial statements.

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

Three Months ended March 31, 2022 and 2021

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

3. Accounts receivable:

	March 31, 2022	December 31, 2021
Accounts receivable	$3,839,688	$6,684,469
Expected credit losses	(56,004)	(56,605)

Net accounts receivable	$3,783,684	$6,627,864

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2022 and 2021

(Unaudited)

3. Accounts receivable: (Continued)

The Company had bank accounts with the National Bank of Anguilla. During the year ended December 31, 2016, the National Bank of Anguilla filed for chapter 11 protection. The Company expensed the balance on account of $27,666 in fiscal 2016 as a doubtful debt. Additionally, the Company has a doubtful debt provision of $28,338 for existing accounts receivable.

4. Equipment:

March 31, 2022	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$159,946	$141,521	$18,425
Furniture and fixtures	16,517	9,654	6,863
	$176,463	$151,175	$25,288

December 31, 2021	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$152,967	$139,590	$13,377
Furniture and fixtures	16,517	9,371	7,146
	$169,484	$148,961	$20,523

Depreciation expense was $2,214 (March 31, 2021 - $2,814) for the quarter ended March 31, 2022.

5. Intangible assets:

March 31, 2022	Cost	Accumulated depreciation	Net book Value

Ad Tech technology	$1,877,415	$1,157,739	$719,676
Kidoz OS technology	31,006	31,006	-
Customer relationship	1,362,035	524,951	837,084
	$3,270,456	$1,713,696	$1,556,760

December 31, 2021	Cost	Accumulated amortization	Net book Value

Ad Tech technology	$1,877,415	$1,063,869	$813,546
Kidoz OS technology	31,006	29,283	1,723
Customer relationship	1,362,035	482,387	879,648
	$3,270,456	$1,575,539	$1,694,917

Amortization expense was $138,157 (March 31, 2021 - $139,018) for the quarter ended March 31, 2022.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2022 and 2021

(Unaudited)

6. Goodwill:

The changes in the carrying amount of goodwill for the period ended March 31, 2022, and the year ended December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
Goodwill, balance at beginning of period	$3,301,439	$3,301,439
Impairment of goodwill	-	-

Goodwill, balance at end of period	$3,301,439	$3,301,439

The Company’s annual goodwill impairment analysis performed during the fourth quarter of fiscal 2021 included a quantitative analysis of Kidoz Ltd. reporting unit (consisting of intangible assets (Note 5) and goodwill). The reporting unit has a carrying amount of $4,647,700 (December 31, 2021 - $4,785,857) as at March 31, 2022. The Company performed a discounted cash flow analysis for Kidoz Ltd. for the year ended December 31, 2021. These discounted cash flow models included management assumptions for expected sales growth, margin expansion, operational leverage, capital expenditures, and overall operational forecasts. The Company classified these significant inputs and assumptions as Level 3 fair value measurements. Based on the annual impairment test described above there was no additional impairment determined for fiscal 2021 or 2020.

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

During the period ended March 31, 2022, the Company has expensed the development costs of all its technology as incurred and has expensed the following software development costs.

	March 31, 2022	March 31, 2021
Opening total development costs	$10,559,601	$8,880,753

Development during the period	516,639	337,293
Closing total development costs	$11,076,240	$9,218,046

8. Government CEBA loan:

During the year ended December 31, 2020, the Company was granted a loan of $47,089 (CAD$60,000) under the Canada Emergency Business Account (CEBA) loan program for small businesses. The CEBA loan program is one of the many incentives the Canadian Government put in place in response to COVID-19. The loan is interest free and as at March 31, 2022, a quarter of the loan $15,999 (CAD$20,000) is eligible for complete forgiveness if $31,978 (CAD$40,000) is fully repaid on or before December 31, 2023. If the loan cannot be repaid by December 31, 2023, it can be converted into a 3-year term loan charging an interest rate of 5%.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2022 and 2021

(Unaudited)

8. Government CEBA loan:

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

There were no stock issuances during the quarter ended March 31, 2022.

During the quarter ended June 30, 2021, the Company engaged Research Capital Corporation (“RCC”) as a financial and capital markets advisor. As part of the compensation for its services, RCC will receive a monthly fee of $5,200 (CAD$6,500) for its trading advisory services for a minimum of 6 months with extension by mutual agreement and a financial advisory fee to be satisfied by the issuance of 230,000 common shares of the Company valued at $179,293. In addition, the Company granted 230,000 common share purchase warrants to RCC. Each warrant will entitle the holder thereof to purchase one common share in the capital of the Company at an exercise price of $0.77 (CAD$0.98) at any time up to 24 months following the date of issuance. During the quarter ended June 30, 2021, the Company issued the shares and granted the warrants.

During the quarter ended June 30, 2021, the holder of 70,000 stock options exercised their options for 70,000 shares for $31,264 at an average exercise price of $0.45 (CAD$0.54) per share.

(b)	Warrants

A summary of warrant activity for the quarter ended March 31, 2022 are as follows:

	Number of options	Exercise price	Expiry date
Outstanding, December 31, 2020	-	$-

Granted	230,000	CAD$0.98	April 3, 2023

Outstanding December 31, 2021	230,000	CAD$0.98

Granted	-	-	-

Outstanding March 31, 2022	230,000	CAD$0.98

A fair value of the derivative liability of $83,572 was been estimated on the date of the subscription using the Binomial Lattice pricing model. Since the warrant was issued there was a gain on derivative liability - warrants of $76,551 ($60,207 recognized in fiscal 2021) and the derivative liability – warrants value reduced to $7,021 with the following assumptions:

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2022 and 2021

(Unaudited)

9. Stockholders’ equity: (Continued)

(b)	Warrants: (Continued)

	March 31, 2022	December 31, 2021
Exercise price	CAD$0.98	CAD$0.98
Stock price	CAD$0.48	CAD$0.59
Expected term	1 years	1.25 years
Expected dividend yield	-	-
Expected stock price volatility	69.93%	88.33%
Risk-free interest rate	2.37%	1.18%

(c)	Stock option plans:

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

During the quarter ended March 31, 2022, the Company granted 2,550,000 options at CAD$0.50 ($0.40)

During the quarter ended September 30, 2021, the Company granted 300,000 options at CAD$0.66 ($0.52) During the quarter ended June 30, 2021, the Company granted 1,300,000 options at CAD$1.02 ($0.80) During the quarter ended March 31, 2021, the Company granted 1,075,000 options at CAD$0.50 ($0.39)

	Number of options	Weighted average exercise price
Outstanding December 31, 2020	5,875,750	$0.39

Granted	2,675,000	0.60
Exercised	(70,000)	(0.45)
Expired	(570,000)	(0.43)
Cancelled	(1,040,600)	(0.42)

Outstanding, December 31, 2021	6,870,150	$0.48

Granted	2,550,000	0.40
Cancelled	(210,000)	(0.56)

Outstanding March 31, 2022	9,210,150	$0.46

The aggregate intrinsic value for options as of March 31, 2022 was $48,706 (December 31, 2021 - $334,897).

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2022 and 2021

(Unaudited)

9. Stockholders’ equity: (Continued)

(c)	Stock option plans: (Continued)

The following table summarizes information concerning outstanding and exercisable stock options at March 31, 2022:

Exercise prices per share	Number outstanding	Number exercisable	Expiry date
CAD$0.45	2,030,400	525,360	June 30, 2025
CAD$0.50	859,600	277,400	February 1, 2026
CAD$0.50	2,520,000	100,800	February 1, 2027
CAD$0.54	506,150	506,150	November 8, 2022
CAD$0.54	713,000	713,000	June 4, 2023
CAD$0.66	200,000	32,000	July 12, 2026
US$0.50	1,275,000	1,275,000	June 4, 2023
CAD$1.02	1,106,000	248,000	April 6, 2026
	9,210,150	3,677,710

During the quarter ended March 31, 2022, the Company recorded stock-based compensation of $159,998 on the options granted and vested (March 31, 2021 – $77,021) and as per the Black-Scholes option-pricing model, with a weighted average fair value per option grant of $0.34 (March 31, 2021 - $0.28).

10. Fair value measurement:

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy.

	Level 1	Level 2	Level 3	Total
As at March 31, 2022
Assets
Cash	$2,080,470	$-	$-	$2,080,470
Long term cash equivalent	23,988	-	-	23,988
Liabilities
Derivative liability – warrants	-	(7,021)		(7,021)
Total net assets measured and recorded at fair value	$2,104,458	($7,021)	$-	$2,097,437

	Level 1	Level 2	Level 3	Total
As at December 31, 2021
Assets
Cash	$2,078,607	$-	$-	$2,078,607
Long term cash equivalent	23,624	-	-	23,624
Liabilities
Derivative liability – warrants	-	(23,365)	-	(23,365)
Total assets measured and recorded at fair value	$2,102,231	($23,365)	$-	$2,078,866

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2022 and 2021

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

The Anguillan operating lease expired on April 1, 2011 but unless 3 month’s notice is given it automatically renews for a further 3 months. The Company expects this lease to continue, therefore the Company will account for the lease in accordance with ASU 2016-02 (Topic 842) and will recognize a right-of-use asset and operating lease liability.

The minimum lease payments under these operating leases are approximately as follows:

2022	$37,673
2023	50,772
2024	12,766

The Company paid rent expense totaling $33,935 for the quarter ended March 31, 2022 (March 31, 2021 - $32,419).

The Company has the following management consulting agreements with related parties.

Company	Person	Role	Annual amount
T.M. Williams (ROW), Inc.	T. M. Williams	Executive Chairman	$160,000
Jayska Consulting Ltd.	J. M. Williams	Co-CEO	GBP£60,000
LVA Media Inc.	J. M. Williams	Co-CEO	$90,000
Bromley Accounting Services Ltd.	H. W. Bromley	CFO	CAD$215,000
Farcast Operations Inc.	T. H. Williams	VP Product	CAD$240,000

As at March 31, 2022, the Company had a number of renewable license commitments with large brands, including, Mr. Men and Little Miss and Mr. Bean. These agreements have commitments to pay royalties on the revenue from the licenses subject to the minimum guarantee payments. As at March 31, 2022, there were no further minimum guarantee payments commitments.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2022 and 2021

(Unaudited)

11. Commitments: (Continued)

The Company expensed the minimum guarantee payments over the life of the agreement and recognized license expense of $4,067 (March 31, 2021 - $8,814) for the quarter ended March 31, 2022.

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

The right-of-use assets are summarized as follows:

	March 31, 2022	December 31, 2021

Opening balance for the period	$65,464	$106,315
Amortization of operating lease right-of use assets	(7,403)	(40,851)
Closing balance for the period	$58,061	$65,464

The operating lease as at March 31, 2022, is summarized as follows:

As at March 31, 2022	Operating lease- Office lease

2022	$26,093
2023	35,666
2024	8,239
Total lease payments	$69,998
Less: Interest	(2,970)
Present value of lease liabilities	$67,028

Amounts recognized on the balance sheet
Current lease liabilities	$32,606
Long-term lease liabilities	34,422

Total lease payments	$67,028

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2022 and 2021

(Unaudited)

12. Right of use assets: (Continued)

	March 31, 2022	December 31, 2021

Opening balance for the period	$74,067	$103,918
Payments on operating lease liabilities	(7,039)	(29,851)
Closing balance for the period	67,028	74,067
Less: current portion	(32,606)	(32,068)
Operating lease liabilities – non-current portion as at end of period	$34,422	$41,999

13. Related party transactions:

For the year ended March 31, 2022, the Company has the following related party transactions:

	Three Months ended March 31, 2022	Three Months ended March 31, 2021
Directors fees	$1,000	$2,000
Salaries, wages, consultants and benefits	155,911	133,933
Selling and marketing	30,454	20,148
Stock-based compensation (Note 9)	64,847	30,311
Content and software development (Note 7)	59,660	12,089
Closing balance for the year	$311,872	$198,481

The Company has liabilities of $119,384 (December 31, 2021 - $53,829) as at March 31, 2022, to current directors, officers and companies owned by the current directors and officers of the Company for employment, director and consulting fees.

During the quarter ended March 31, 2022, the Company granted 900,000 options with an exercise price of CAD$0.50 ($0.39) per share.

During the quarter ended March 31, 2021, the Company granted the 400,000 options with an exercise price of CAD$0.50 ($0.39) per share.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2022 and 2021

(Unaudited)

14.	Segmented information:

Revenue

The Company operates in reportable business segments, the sale of Ad tech advertising and content revenue.

The Company had the following revenue by geographical region.

	Three Months ended March 31, 2022	Three Months ended March 31, 2021
Ad tech advertising revenue
Western Europe	$640,093	$187,173
Central, Eastern and Southern Europe	54,018	29,626
North America	1,051,508	1,219,730
Other	432,692	67,771

Total ad tech advertising revenue	$2,178,311	$1,504,300

Content revenue
Western Europe	$22,513	$21,839
Central, Eastern and Southern Europe	187	562
North America	27,284	18,464
Other	55,679	12,777

Total content revenue	$105,663	$53,642

Total revenue
Western Europe	$662,606	$209,012
Central, Eastern and Southern Europe	54,205	30,188
North America	1,078,792	1,238,194
Other	488,371	80,548

Total revenue	$2,283,974	$1,557,942

Equipment

The Company’s equipment is located as follows:

Net Book Value	March 31, 2022	December 31, 2021
Anguilla	$83	$91
Canada	9,061	8,542
Israel	9,884	11,055
United Kingdom	6,260	835
	$25,288	$20,523

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Three Months ended March 31, 2022 and 2021

(Unaudited)

15. Concentrations:

Major customers

During the quarter ended March 31, 2022 and 2021, the Company sold Ad tech revenue and content revenue including subscriptions on its site Rooplay, in-app purchases on its social bingo sites, Trophy Bingo and Garfield’s Bingo and Rooplay Originals. During the quarter ended March 31, 2022, the Company had one Ad tech customers: $495,587 (March 31, 2021 – two customers: $651,402, and $441,787 respectively) who purchased more than 10% of the total revenue. The Company is reliant on the Google App, iOS App and Amazon App Stores to provide a content platform for Rooplay, Trophy Bingo and Garfield’s Bingo to be played thereon and certain advertising agencies for the Ad tech revenue.

16. Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions. At March 31, 2022, the Company had total cash and cash equivalents balances of $2,104,458 (December 31, 2021 - $2,102,231) at financial institutions, where $1,771,178 (December 31, 2021 - $1,793,265) is in excess of federally insured limits.

The Company has concentrations of credit risk with respect to accounts receivable, the majority of its account’s receivable are concentrated geographically in the United States amongst a small number of customers.

As of March 31, 2022, the Company had one customer, totaling $1,741,348 who accounted for greater than 10% of the total accounts receivable. As of December 31, 2021, the Company had three customers, totaling $1,952,040, $1,165,807, and $1,054,625 respectively who accounted for greater than 10% of the total accounts receivable.

The Company controls credit risk through monitoring procedures and receiving prepayments of cash for services rendered. The Company performs credit evaluations of its customers but generally does not require collateral to secure accounts receivable.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis or Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below. Kidoz Inc’s (the “Company”, “we”, or “us”) actual results could differ materially from those anticipated in these forward-looking statements. The following discussion should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and the Management Discussion and Analysis or plan of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

FORWARD LOOKING STATEMENTS

All statements contained in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference, as well as statements made in press releases and oral statements that may be made by us or by officers, directors or employees acting on our behalf, that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Readers should consider statements that include the terms “believe,” “belief,” “expect,” “plan,” “anticipate,” “intend” or the like to be uncertain and forward-looking. In addition, all statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin, anticipated expense levels and liquidity and capital resources, constitute forward-looking statements. Particular attention should be paid to the facts of our limited operating history, the unpredictability of our future revenues, our need for and the availability of capital resources, the evolving nature of our business model, and the risks associated with systems development, management of growth and business expansion. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear. Readers should consider the risks more fully described in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Toronto Venture Stock Exchange on SEDAR and the Securities and Exchange Commission (the “SEC”) and should not place undue reliance on any forward-looking statements.

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

b) The Company generates revenue through subscriptions or premium sales of Rooplay, (www.rooplay.com) the cloud-based EduGame system for kids to learn and play within its games on smartphones and tablet devices, such as Apple’s iPhone and iPad, and mobile devices utilizing Google’s Android operating system. Users can download the Company’s games through Digital Storefronts and decide to subscribe to the multiple of educational and fun games in the Rooplay, cloud-based EduGame system or make a premium per purchase of particular games. The revenue is recognized net of platform fees.

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

Software Development Costs

The Company expensed all software development costs as incurred for the period ended March 31, 2022 and 2021. As at March 31, 2022 and 2021, all capitalized software development costs have been fully amortized and the Company has no capitalized software development costs.

Total software development costs were $11,057,551 as at March 31, 2022 (December 31, 2021 - $10,559,601).

Impairment of Long-lived Assets

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

During the year ended December 31, 2021, the Company deemed there was no impairment of the goodwill.

RESULTS OF OPERATIONS

Revenue

Total revenue, net of platform fees (to Apple, Google and Amazon) and withholding taxes, for the quarter ended March 31, 2022, increased to $2,283,974, an increase of 47% from revenue of $1,57,942 for the first quarter of 2021. Ad Tech advertising revenue increased to $2,178,311 for the quarter ended March 31, 2022, an increase of 45% from ad tech advertising revenue of $1,504,300 in the first quarter of 2021. Content revenue decreased to $105,663, for the quarter ended March 31, 2022, an increase of 97% from revenue of $53,642 in the first quarter of 2021. The increase in total revenue compared to the first quarter of fiscal 2021 is due to the ongoing shift from TV advertising to mobile advertising with the strong demand for kid safe contextual advertising generated and the growth of the Performance business segment. During the quarter ended March 31, 2022, the Company focused on growing this business segment. In order to optimize and scale Performance and learn the requirements of our customers our margins were negatively affected. The knowledge gained will enable us to scale with recovered margins.

Selling and marketing expenses

Selling and marketing expenses were $180,014 for the quarter ended March 31, 2022, an increase of 40% over expenses of $128,688 in the first quarter of fiscal 2021. This increase in sales and marketing expenses in the quarter ended March 31, 2022, compared to the first quarter of fiscal 2021, is due to an increase in sales and marketing staff to manage the growth in the Direct, Programmatic and Performance segments of our AdTech business.

We expect to incur increased sales and marketing expenses in selling the Ad tech advertising and to grow the Ad tech advertising revenue. There can be no assurances that these expenditures will result in increased traffic or significant additional revenue.

General and administrative expenses

General and administrative expenses consist primarily of premises costs for our offices, legal and professional fees, and other general corporate and office expenses. General and administrative expenses increased to $215,894 for the quarter ended March 31, 2022, an increase of 37% from costs of $157,695 for the first quarter of fiscal 2021. The increase in general and administrative expenses compared to the first quarter of fiscal 2021 is due an increase in fees paid to our professional advisors.

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

The Company incurred stock awareness expenses of $51,331 during the quarter ended March 31, 2022.

Salaries, wages, consultants and benefits

Salaries, wages, consultants, and benefits increased to $278,199 for the quarter ended March 31, 2022, an increase of 110% compared to salaries, wages, consultants, and benefits of $132,242 in the first quarter of 2021. This increase compared to the first quarter of fiscal 2021 is due to an increase in total staff, plus bonuses for our positive performance in the 2021.

Depreciation and amortization

Intangible assets are amortized using a straight-line method over three to eight years. These intangible assets include customer lists, the technology for Kidoz OS and the software development kits (SDK) for our advertising platform. These intangible assets are as result of the acquisition of Kidoz Ltd. The amortization for the quarter ended March 31, 2022, was $138,157compared to amortization of $139,018 in the first quarter of 2021. The technology for Kidoz OS is now fully amortized.

Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years. Depreciation and amortization decreased to $2,214, during the quarter ended March 31, 2022, a decrease over costs of $2,814 during the same quarter in the prior year. This decrease in depreciation and amortization compared to the first quarter of fiscal 2021 is due to the aging of equipment.

Content and software development

The Company does not capitalize its development costs. The Company expensed $516,639 in content and software development costs during the quarter ended March 31, 2022, an increase of 53% compared to content and software development costs of $337,293 expensed during the first quarter of fiscal 2021. The increase in development costs compared to the first quarter of fiscal 2021 is due to hiring additional development staff to increase the development of our base technology.

Stock-based compensation expense

During the quarter ended March 31, 2022, the Company incurred non-cash stock-based compensation expenses of $159,998 from the issuance of stock options granted in fiscal 2022 and fiscal 2021, an increase compared to stock-based compensation expense of $77,021 in the first quarter of fiscal 2021. The increase compared to the first quarter of fiscal 2021 is due to the granting of stock options in fiscal 2022 and 2021. The options are issued to consultants and employees as per the Company’s amended 2015 Stock Option Plan.

Net loss and loss per share

The net loss after taxation for the quarter ended March 31, 2022, amounted to ($731,042), a loss of ($0.01) per share, compared to a net loss of ($347,044) or ($0.00) per share in the quarter ended March 31. This increase in net loss for the quarter compared to the first quarter of fiscal 2021, is due to the hiring of additional staff, salary increases the reduced margins and additional and costs of establishing the new Programmatic and Performance segments of our business.

Adjusted earnings before interest; depreciation and amortization; stock awareness program; stock-based compensation and impairment of goodwill (“Adjusted EBITDA”) for the period ended March 31, 2022, amounted to ($427,284), a decrease compared to an Adjusted EBITDA of ($128,191) in the period ended March 31, 2021.

Our Adjusted EBITDA is reconciled as follows:

	Three Months ended March 31, 2022	Three Months ended March 31, 2021

Loss after tax	$(731,042)	$(347,044)
Less :
Depreciation and amortization	140,371	141,832
Stock awareness program	19,733	-
Stock-based compensation	159,998	77,021
Gain on derivative liability – warrants	(16,344)	-
Adjusted EBITDA	$(427,284)	$(128,191)

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

Adjusted EBITDA is not presented in accordance with, or as an alternative to, GAAP financial measures and may be different from non-GAAP measures used by other companies. These non-GAAP measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We encourage investors to review the GAAP financial measures included in this Quarterly Report, including our unaudited consolidated financial statements, to aid in their analysis and understanding of our performance and in making comparisons.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $2,080,470 and working capital of $4,099,272 at March 31, 2022. This compares to cash of $2,078,607 and working capital of $4,536,851 as at December 31, 2021.

During the three months ended March 31, 2022, we provided cash of $15,881 in operating activities compared to cash provided in operating activities of $393,060 in the same period in the prior year.

During the three months ended March 31, 2022, we used cash in investing activities of ($6,979) compared to cash used in investing activities of ($2,265) in the same period in the prior year.

Net cash used in financing activities was ($7,039) in the three months ended March 31, 2022. This compares to cash used in financing activities of ($5,248) in the same period in the prior year.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2022. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2022, the Company’s disclosure controls and procedures were effective (at the “reasonable assurance” level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

We are not currently a party to any legal proceeding and was not a party to any other legal proceeding during the quarter ended March 31, 2022. We are currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no stock issuances during the quarter ended March 31, 2022.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders during the period.

ITEM 5. Other Information

None

ITEM 6. Exhibits and reports on Form 8-K

Exhibits

The following instruments are included as exhibits to this Report. Exhibits incorporated by reference are so indicated.

Exhibit Number	Description
4.4	Convertible Debenture between the Company and unrelated parties dated July 2, 2002. (b)
4.5	Common Stock Purchase Warrant between the Company and unrelated parties dated July 2, 2002. (b)
10.2	Asset Purchase Agreement by and between Bingo, Inc. and Progressive Lumber, Corp. dated January 18, 1999. (a)
10.24	Amended Consulting Agreement dated February 28, 2002, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (c)
10.32	Code of Business Conduct and Ethics dated December 22, 2006. (d)
10.33	Amended Consulting Agreement dated June 16, 2010, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (e)
10.37	Amended Consulting Agreement dated August 1, 2013, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (f)
10.38	Consulting Agreement dated January 1, 2014, between the Company, Jayska Consulting Ltd., and J.M. Williams. (f)
10.39	Consulting Agreement dated January 1, 2014, between the Company, LVA Media Inc., and J.M. Williams. (f)
10.41	Consulting Agreement dated January 1, 2014, between the Company, Bromley Accounting Services Limited, and H. W. Bromley. (f)
10.42	Share Purchase Agreement for the purchase of Kidoz Ltd. (g)
31.1	Certificate of Co-Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 16, 2022.
31.2	Certificate of Co-Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 16, 2022.
31.3	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 16, 2022.
32.1	Certification from the Co-Chief Executive Officer of Kidoz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 16, 2022.
32.2	Certification from the Co-Chief Executive Officer of Kidoz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 16, 2022.
32.3	Certification from the Chief Financial Officer of Kidoz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 16, 2022.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

(d) Previously filed with the Company’s report on Form 8-K on December 26, 2006.

(e) Previously filed with the Company’s report on Form 8-K on June 17, 2010.

(f) Previously filed with the Company’s report on Form 8-K on March 24, 2014.

(g) Previously filed with the Company’s report on Form 8-K on March 12, 2019.

Reports on Form 8-K.

There were no reports issued during the quarter ended March 31, 2022.

Reports Subsequent to the quarter ended March 31, 2022.

There were no reports subsequent to the quarter ended March 31, 2022.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 16, 2022	KIDOZ INC.
(Registrant)

Date:	May 16, 2022	/S/ J.M. Williams
J. M. Williams, Co-Chief Executive Officer (Principal Executive Officer)

Date:	May 16, 2022	/S/ E. Ben Tora
E. Ben Tora, Co -Chief Executive Officer (Principal Executive Officer)

Date:	May 16, 2022	/S/ H. W. Bromley
H.W. Bromley, Chief Financial Officer (Principal Accounting Officer)

Page 35