Form 10-Q
period 2022-06-30
KIDOZ INC.
filed 2022-08-15
CIK 1318482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer’s common stock, no par value per share, was 131,581,499 as of August 15, 2022.

KIDOZ INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Consolidated Balance Sheets

(Unaudited)

As at	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash	$1,729,653	$2,078,607
Accounts receivable, less allowance for doubtful accounts $53,380 (December 31, 2021 - $56,605) (Note 3)	3,819,896	6,627,864
Prepaid expenses	98,273	105,468
Total Current Assets	5,647,822	8,811,939

Equipment (Note 4)	23,108	20,523
Goodwill (Note 6)	3,301,439	3,301,439
Intangible assets (Note 5)	1,420,326	1,694,917
Long term cash equivalent	23,270	23,624
Operating lease right-of-use assets (Note 12)	50,883	65,464
Security deposit	11,238	7,625

Total Assets	$10,478,086	$13,925,531

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,219,710	$3,693,944
Accrued liabilities	483,890	471,882
Accounts payable and accrued liabilities - related party (Note 13)	136,404	53,829
Derivative liability – warrants (Note 2e and 9)	1,516	23,365
Operating lease liabilities – current portion (Note 12)	32,341	32,068
Total Current Liabilities	1,873,861	4,275,088

Deferred tax liability	210,499	210,499
Government CEBA loan (Note 8)	46,540	47,248
Operating lease liabilities – non-current portion (Note 12)	24,911	41,999
Total Liabilities	2,155,811	4,574,834

Commitments (Note 11)

Stockholders’ Equity (Note 9):
Common stock, no par value, unlimited shares authorized, 131,581,499 shares issued and outstanding (December 31, 2021 - 131,424,989)	50,389,216	49,964,919
Accumulated deficit	(42,091,521)	(40,638,802)
Accumulated other comprehensive income: Foreign currency translation adjustment	24,580	24,580
Total Stockholders’ Equity	8,322,275	9,350,697

Total Liabilities and Stockholders’ Equity	$10,478,086	$13,925,531

See accompanying notes to the consolidated financial statements.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Operations and Comprehensive Loss

For Periods Ended June 30, 2022 and 2021

(Unaudited)

	Six Months ended June 30, 2022	Six Months ended June 30, 2021	Three Months ended June 30, 2022	Three Months ended June 30, 2021

Revenue:
Ad tech advertising revenue	$4,663,110	$3,624,800	$2,484,799	$2,120,500
Content revenue	134,477	110,647	28,814	57,005
Total revenue	4,797,587	3,735,447	2,513,613	2,177,505

Cost of sales:	2,994,727	2,026,073	1,541,648	1,153,172
Total cost of sales	2,994,727	2,026,073	1,541,648	1,153,172

Gross profit	1,802,860	1,709,374	971,965	1,024,333

Operating expenses:
Amortization of operating lease right-of-use assets (Note 12)	14,581	26,112	7,178	8,603
Depreciation and amortization (Notes 4 & 5)	278,985	282,929	138,614	141,097
Directors fees (Note 13)	3,998	4,000	2,998	2,000
General and administrative	402,013	324,056	186,119	166,361
Salaries, wages, consultants and benefits	427,758	388,578	149,559	256,336
Selling and marketing (Note 13)	431,802	309,832	251,788	181,144
Stock awareness program	95,758	285,857	44,427	285,857
Stock-based compensation (Note 9 & 13)	344,592	269,606	184,594	192,585
Content and software development (Note 7 & 13)	1,160,693	703,339	644,054	366,046
Total operating expenses	3,160,180	2,594,309	1,609,331	1,600,029

Loss before other income (expense) and income taxes	(1,357,320)	(884,935)	(637,366)	(575,696)

Other income (expense):
Foreign exchange loss	(117,253)	(42,172)	(89,821)	(4,367)
Gain on derivative liability – warrants (Note 2e)	21,849	37,984	5,505	37,984

Loss before income taxes	(1,452,724)	(889,123)	(721,682)	(542,079)

Income tax recovery (expense)	5	(2,998)	5	(2,998)
Loss after tax	(1,452,719)	(892,121)	(721,677)	(545,077)

Other comprehensive income (loss)	-	-	-	-

Comprehensive loss	$(1,452,719)	$(892,121)	$(721,677)	$(545,077)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.00)

Weighted average common shares outstanding, basic	131,424,989	131,255,597	131,424,989	131,384,769
Weighted average common shares outstanding, diluted	131,424,989	131,255,597	131,424,989	131,384,769

See accompanying notes to the consolidated financial statements.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Stockholders’ EQUITY

For the periods ended June 30, 2022 and 2021

(Unaudited)

	Three-Month period Ended June 30, 2022
				Accumulated Other Comprehensive
				income
				Foreign
				currency	Total
	Common stock		Accumulated	translation	Stockholders’
	Shares	Amount	Deficit	adjustment	Equity
Balance, December 31, 2021	131,424,989	$49,964,919	$(40,638,802)	$24,580	$9,350,697

Stock-based compensation	-	159,998	-	-	159,998
Net loss and comprehensive loss	-	-	(731,042)	-	(731,042)
Balance, March 31, 2022	131,424,989	$50,124,917	$(41,369,844)	$24,580	$8,779,653

Shares issued	156,510	79,705	-	-	79,705
Stock-based compensation	-	184,594	-	-	184,594
Net loss and comprehensive loss	-	-	(721,677)	-	(721,677)
Balance, June 30, 2022	131,581,499	$50,389,216	$(42,091,521)	$24,580	$8,322,275

	Six-Month period Ended June 30, 2021
				Accumulated Other Comprehensive
				income
				Foreign
				currency	Total
	Common stock		Accumulated	translation	Stockholders’
	Shares	Amount	Deficit	adjustment	Equity
Balance, December 31, 2020	131,124,989	$49,094,096	$(40,448,481)	$24,580	$8,670,195

Stock-based compensation	-	77,021	-	-	77,021
Net loss and comprehensive loss	-	-	(347,044)	-	(347,044)
Balance, March 31, 2021	131,124,989	$49,171,117	$(40,795,525)	$24,580	$8,400,172

Shares issued	230,000	179,293	-	-	179,293
Options exercised	70,000	31,264	-	-	31,264
Stock-based compensation	-	192,585	-	-	192,585
Net loss and comprehensive loss	-	-	(545,077)	-	(545,077)
Balance, June 30, 2021	131,424,989	$49,574,259	$(41,340,602)	$24,580	$8,258,237

See accompanying notes to the consolidated financial statements.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Cash Flows

For the six month periods ended June 30, 2022 and 2021

(Unaudited)

	2022	2021
Cash flows from operating activities:
Net loss	$(1,452,719)	$(892,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	278,985	282,929
Amortization of operating lease right-of-use assets	14,581	26,112
Gain on derivative liability – warrants	(21,849)	(37,984)
Shares issued for services	-	179,293
Stock awareness program – warrants granted for services	-	83,572
Stock-based compensation	344,592	269,606
Unrealized foreign exchange (loss) gain	(354)	225

Changes in operating assets and liabilities:
Accounts receivable	2,807,968	1,075,503
Prepaid expenses	7,195	(19,558)
Accounts payable and accrued liabilities	(2,299,946)	(653,747)
Net cash (used in) provided by operating activities	(321,547)	313,830

Cash flows from investing activities:
Acquisition of equipment	(6,979)	(5,580)
Security deposits	(3,613)	-
Net cash used in investing activities	(10,592)	(5,580)

Cash flows from financing activities:
Options exercised	-	31,264
Proceeds of short-term loan	-	200,000
Repayment of short-term loan	-	(200,000)
Payments on operating lease liabilities	(16,815)	(11,933)
Net cash (used in) provided by financing activities	(16,815)	19,331

Change in cash	(348,954)	327,581

Cash, beginning of period	2,078,607	1,226,045
Cash, end of period	$1,729,653	$1,553,626

Supplementary information:
Interest paid	$-	$987
Income taxes paid	$3,206	$2,998
Non-cash transaction
Shares issued to settle accounts payable and accrued liabilities	$79,705	$-

See accompanying notes to the consolidated financial statements.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Six Months ended June 30, 2022 and 2021

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

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, has led to an economic downturn. It has also disrupted the normal operations of many businesses, including the Company’s. In early March 2020, the Company’s employees commenced working from home and commenced social distancing. This outbreak has affected spending, thereby affecting demand for the Company’s product and the Company’s business and results of operations. It is not possible for the Company to predict the duration or magnitude of the outbreak and while the pandemic appears to have slowed at this time its full continuing effects on the Company’s business, its future results of operations, or ability to raise funds remain impossible to predict.

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

Six Months ended June 30, 2022 and 2021

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

Six Months ended June 30, 2022 and 2021

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

Six Months ended June 30, 2022 and 2021

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

Six Months ended June 30, 2022 and 2021

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

The Company expensed all software development costs as incurred for the period ended June 30, 2022 and 2021. As at June 30, 2022 and December 31, 2021, all capitalized software development costs have been fully amortized and the Company has no capitalized software development costs.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Six Months ended June 30, 2022 and 2021

(Unaudited)

2. Summary of significant accounting policies (Continued):

(d)	Software development costs: (Continued)

Total software development costs were $11,720,294 as at June 30, 2022 (December 31, 2021 - $10,559,601).

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

Six Months ended June 30, 2022 and 2021

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

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Six Months ended June 30, 2022 and 2021

(Unaudited)

2.Summary of significant accounting policies (Continued):

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

3. Accounts receivable:

	June 30, 2022	December 31, 2021
Accounts receivable	$3,873,276	$6,684,469
Expected credit losses	(53,380)	(56,605)

Net accounts receivable	$3,819,896	$6,627,864

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Six Months ended June 30, 2022 and 2021

(Unaudited)

3. Accounts receivable: (Continued)

The Company had bank accounts with the National Bank of Anguilla. During the year ended December 31, 2016, the National Bank of Anguilla filed for chapter 11 protection. The Company expensed the balance on account of $27,666 in fiscal 2016 as a doubtful debt. Additionally, the Company has a doubtful debt provision of $25,714 for existing accounts receivable.

4. Equipment:

June 30, 2022	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$159,946	$143,418	$16,528
Furniture and fixtures	16,517	9,937	6,580
	$176,463	$153,355	$23,108

December 31, 2021	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$152,967	$139,590	$13,377
Furniture and fixtures	16,517	9,371	7,146
	$169,484	$148,961	$20,523

Depreciation expense was $2,180 (June 30, 2021 - $2,079) for the quarter ended June 30, 2022.

5. Intangible assets:

June 30, 2022	Cost	Accumulated depreciation	Net book Value

Ad Tech technology	$1,877,415	$1,251,610	$625,805
Kidoz OS technology	31,006	31,006	-
Customer relationship	1,362,035	567,514	794,521
	$3,270,456	$1,850,130	$1,420,326

December 31, 2021	Cost	Accumulated amortization	Net book Value

Ad Tech technology	$1,877,415	$1,063,869	$813,546
Kidoz OS technology	31,006	29,283	1,723
Customer relationship	1,362,035	482,387	879,648
	$3,270,456	$1,575,539	$1,694,917

Amortization expense was $136,434 (June 30, 2021 - $139,018) for the quarter ended June 30, 2022.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Six Months ended June 30, 2022 and 2021

(Unaudited)

6. Goodwill:

The changes in the carrying amount of goodwill for the period ended June 30, 2022, and the year ended December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021
Goodwill, balance at beginning of period	$3,301,439	$3,301,439
Impairment of goodwill	-	-

Goodwill, balance at end of period	$3,301,439	$3,301,439

The Company’s annual goodwill impairment analysis performed during the fourth quarter of fiscal 2021 included a quantitative analysis of Kidoz Ltd. reporting unit (consisting of intangible assets (Note 5), deferred tax liability and goodwill). The reporting unit has a carrying amount of $4,511,266 (December 31, 2021 - $4,785,857) as at June 30, 2022. The Company performed a discounted cash flow analysis for Kidoz Ltd. for the year ended December 31, 2021. These discounted cash flow models included management assumptions for expected sales growth, margin expansion, operational leverage, capital expenditures, and overall operational forecasts. The Company classified these significant inputs and assumptions as Level 3 fair value measurements. Based on the annual impairment test described above there was no additional impairment determined for fiscal 2021 or 2020.

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

During the period ended June 30, 2022, the Company has expensed the development costs of all its technology as incurred and has expensed the following software development costs.

	Six Months ended June 30, 2022	Six Months ended June 30, 2021	Three Months ended June 30, 2022	Three Months ended June 30, 2021

Opening total software development costs	$10,559,601	$8,880,753	$11,076,240	$9,218,046
Software development during the period	1,160,693	703,339	644,054	366,046
Closing total Software development costs	$11,720,294	$9,584,092	$11,720,294	$9,584,092

8. Government CEBA loan:

During the year ended December 31, 2020, the Company was granted a loan of $47,089 (CAD$60,000) under the Canada Emergency Business Account (CEBA) loan program for small businesses. The CEBA loan program is one of the many incentives the Canadian Government put in place in response to COVID-19. The loan is interest free and as at June 30, 2022, a quarter of the loan $15,999 (CAD$20,000) is eligible for complete forgiveness if $31,978 (CAD$40,000) is fully repaid on or before December 31, 2023. If the loan cannot be repaid by December 31, 2023, it can be converted into a 3-year term loan charging an interest rate of 5%.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Six Months ended June 30, 2022 and 2021

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

During the quarter ended June 30, 2021, the Company engaged with Agora Internet Relations Corp. for an online marketing campaign on the AGORACOM platform. The agreement was for 12 months for a fee of $79,705 (CAD$100,000) payable in shares of the Company. During the quarter ended June 30, 2022, the Company issued 156,510 shares in settlement of its obligation under the contract.

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

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Six Months ended June 30, 2022 and 2021

(Unaudited)

9. Stockholders’ equity: (Continued)

(b)	Warrants

A summary of warrant activity for the quarter ended June 30, 2022 are as follows:

	Number of warrants	Exercise price	Expiry date
Outstanding, December 31, 2020	-	$-

Granted	230,000	CAD$0.98	April 3, 2023

Outstanding December 31, 2021	230,000	CAD$0.98

Granted	-	-	-

Outstanding June 30, 2022	230,000	CAD$0.98

A fair value of the derivative liability of $83,572 was been estimated on the date of the subscription using the Binomial Lattice pricing model. Since the warrant was issued there was a gain on derivative liability - warrants of $82,056 ($60,207 recognized in fiscal 2021) and the derivative liability – warrants value reduced to $1,516 with the following assumptions:

	June 30, 2022	December 31, 2021
Exercise price	CAD$0.98	CAD$0.98
Stock price	CAD$0.405	CAD$0.59
Expected term	0.75 years	1.25 years
Expected dividend yield	-	-
Expected stock price volatility	54.79%	88.33%
Risk-free interest rate	3.10%	1.18%

(c)	Stock option plans:

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

Six Months ended June 30, 2022 and 2021

(Unaudited)

9. Stockholders’ equity: (Continued)

(c) Stock option plans: (Continued)

During the quarter ended September 30, 2021, the Company granted 300,000 options at CAD$0.66 ($0.52) During the quarter ended June 30, 2021, the Company granted 1,300,000 options at CAD$1.02 ($0.80) During the quarter ended March 31, 2021, the Company granted 1,075,000 options at CAD$0.50 ($0.39)

	Number of options	Weighted average exercise price
Outstanding December 31, 2020	5,875,750	$0.39

Granted	2,675,000	0.60
Exercised	(70,000)	(0.45)
Expired	(570,000)	(0.43)
Cancelled	(1,040,600)	(0.42)

Outstanding, December 31, 2021	6,870,150	$0.48

Granted	2,550,000	0.40
Cancelled	(210,000)	(0.56)

Outstanding June 30, 2022	9,210,150	$0.46

The aggregate intrinsic value for options as of June 30, 2022 was $nil (December 31, 2021 - $334,897).

The following table summarizes information concerning outstanding and exercisable stock options at June 30, 2022:

Exercise prices per share	Number outstanding	Number exercisable	Expiry date
CAD$0.45	2,030,400	633,048	June 30, 2025
CAD$0.50	859,600	326,600	February 1, 2026
CAD$0.50	2,520,000	252,000	February 1, 2027
CAD$0.54	506,150	506,150	November 8, 2022
CAD$0.54	713,000	713,000	June 4, 2023
CAD$0.66	200,000	44,000	July 12, 2026
US$0.50	1,275,000	1,275,000	June 4, 2023
CAD$1.02	1,106,000	314,000	April 6, 2026
	9,210,150	4,063,798

During the quarter ended June 30, 2022, the Company recorded stock-based compensation of $184,594 on the options granted and vested (June 30, 2021 – $192,585) and as per the Black-Scholes option-pricing model, with a weighted average fair value per option grant of $0.34 (June 30, 2021 - $0.48).

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Six Months ended June 30, 2022 and 2021

(Unaudited)

10. Fair value measurement:

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy.

	Level 1	Level 2	Level 3	Total
As at June 30, 2022
Assets
Cash	$1,729,653	$-	$-	$1,729,653
Long term cash equivalent	23,270	-	-	23,270
Liabilities
Derivative liability – warrants	-	(1,516)		(1,516)
Total net assets measured and recorded at fair value	$1,752,923	($1,516)	$-	$1,751,407

	Level 1	Level 2	Level 3	Total
As at December 31, 2021
Assets
Cash	$2,078,607	$-	$-	$2,078,607
Long term cash equivalent	23,624	-	-	23,624
Liabilities
Derivative liability – warrants	-	(23,365)	-	(23,365)
Total assets measured and recorded at fair value	$2,102,231	($23,365)	$-	$2,078,866

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

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Six Months ended June 30, 2022 and 2021

(Unaudited)

11. Commitments: (Continued)

The minimum lease payments under these operating leases are approximately as follows:

2022	$46,103
2023	72,707
2024	12,384

The Company paid rent expense totaling $32,425 for the quarter ended June 30, 2022 (June 30, 2021 - $31,501).

The Company has the following management consulting agreements with related parties.

Company	Person	Role	Annual amount
T.M. Williams (ROW), Inc.	T. M. Williams	Chairman	$160,000
Bromley Accounting Services Ltd.	H. W. Bromley	CFO	CAD$215,000
Farcast Operations Inc.	T. H. Williams	VP Product	CAD$240,000

During the quarter ended June 30, 2022, Mr. J. M. Williams became an employee of Shoal Media (Canada) Inc.

As at June 30, 2022, the Company had a number of renewable license commitments with large brands, including, Mr. Men and Little Miss and Mr. Bean. These agreements have commitments to pay royalties on the revenue from the licenses subject to the minimum guarantee payments. As at June 30, 2022, there were no further minimum guarantee payments commitments.

The Company expensed the minimum guarantee payments over the life of the agreement and recognized license expense of $3,286 (June 30, 2021 - $2,750) for the quarter ended June 30, 2022, and $7,353 (June 30, 2021 - $11,564) for the six months ended June 30, 2022.

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

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Six Months ended June 30, 2022 and 2021

(Unaudited)

12. Right of use assets: (Continued)

The right-of-use assets are summarized as follows:

	June 30, 2022	December 31, 2021

Opening balance for the period	$65,464	$106,315
Amortization of operating lease right-of use assets	(14,581)	(40,851)
Closing balance for the period	$50,883	$65,464

The operating lease as at June 30, 2022, is summarized as follows:

As at June 30, 2022	Operating lease- Office lease

2022	$16,919
2023	34,687
2024	7,993
Total lease payments	$59,599
Less: Interest	(2,347)
Present value of lease liabilities	$57,252

Amounts recognized on the balance sheet
Current lease liabilities	$32,341
Long-term lease liabilities	24,911

Total lease payments	$57,252

	June 30, 2022	December 31, 2021

Opening balance for the period	$74,067	$103,918
Payments on operating lease liabilities	(16,815)	(29,851)
Closing balance for the period	57,252	74,067
Less: current portion	(32,341)	(32,068)
Operating lease liabilities – non-current portion as at end of period	$24,911	$41,999

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Six Months ended June 30, 2022 and 2021

(Unaudited)

13. Related party transactions:

For the year ended June 30, 2022, the Company has the following related party transactions:

	Six Months ended June 30, 2022	Six Months ended June 30, 2021	Three Months ended June 30, 2022	Three Months ended June 30, 2021

Directors fees	$3,998	$4,000	$2,998	$2,000
Salaries, wages, consultants and benefits	378,004	184,278	150,611	71,782
Selling and marketing	64,897	38,407	34,443	18,258
Stock-based compensation (Note 9)	137,355	69,932	72,384	39,621
Content and software development (Note 7)	124,265	70,349	64,605	21,765
	$708,519	$366,966	$325,041	$153,426

The Company has liabilities of $136,404 (December 31, 2021 - $53,829) as at June 30, 2022, to current directors, officers and companies owned by the current directors and officers of the Company for employment, director and consulting fees.

During the quarter ended March 31, 2022, the Company granted 900,000 options with an exercise price of CAD$0.50 ($0.39) per share to current directors and officers of the Company.

During the quarter ended March 31, 2021, the Company granted the 400,000 options with an exercise price of CAD$0.50 ($0.39) per share to current directors and officers of the Company

14. Segmented Information:

Revenue

The Company operates in reportable business segments, the sale of Ad tech advertising and content revenue.

The Company had the following revenue by geographical region.

	Six Months ended June 30, 2022	Six Months ended June 30, 2021	Three Months ended June 30, 2022	Three Months ended June 30, 2021
Ad tech advertising revenue
Western Europe	$1,605,929	$658,520	$965,738	$441,693
Central, Eastern and Southern Europe	133,177	-	79,159	-
North America	2,198,972	2,820,068	1,147,562	1,600,366
Other	725,032	146,212	292,340	78,441

Total ad tech advertising revenue	$4,663,110	$3,624,800	$2,484,799	$2,120,500

Content revenue
Western Europe	$40,560	$44,106	$18,062	$22,122
Central, Eastern and Southern Europe	304	955	97	392
North America	30,611	29,439	3,332	11,127
Other	63,002	36,147	7,323	23,364

Total content revenue	$134,477	$110,647	$28,814	$57,005

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Six Months ended June 30, 2022 and 2021

(Unaudited)

14. Segmented Information: (Continued)

	Six Months ended June 30, 2022	Six Months ended June 30, 2021	Three Months ended June 30, 2022	Three Months ended June 30, 2021
Total revenue
Western Europe	$1,646,489	$702,626	$983,800	$463,815
Central, Eastern and Southern Europe	133,481	955	79,256	392
North America	2,229,583	2,849,507	1,150,894	1,611,493
Other	788,034	182,359	299,663	101,805

Total revenue	$4,797,587	$3,735,447	$2,513,613	$2,177,505

Equipment

The Company’s equipment is located as follows:

Net Book Value	June 30, 2022	December 31, 2021
Anguilla	$76	$91
Canada	8,321	8,542
Israel	9,005	11,055
United Kingdom	5,706	835
	$23,108	$20,523

15. Concentrations:

Major customers

During the quarter ended June 30, 2022 and 2021, the Company sold Ad tech revenue and content revenue including subscriptions on its site Rooplay, in-app purchases on its social bingo sites, Trophy Bingo and Garfield’s Bingo and Rooplay Originals. During the quarter ended June 30, 2022, the Company had two Ad tech customers: $567,970 and $396,567 (June 30, 2021 – three customers: $769,797, $440,104 and $265,897 respectively) who purchased more than 10% of the total revenue. The Company is reliant on the Google App, iOS App and Amazon App Stores to provide a content platform for Rooplay, Trophy Bingo and Garfield’s Bingo to be played thereon and certain advertising agencies for the Ad tech revenue.

16.Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions. At June 30, 2022, the Company had total cash and cash equivalents balances of $1,752,923 (December 31, 2021 - $2,102,231) at financial institutions, where $1,459,873 (December 31, 2021 - $1,793,265) is in excess of federally insured limits.

The Company has concentrations of credit risk with respect to accounts receivable, the majority of its account’s receivable are concentrated geographically in the United States amongst a small number of customers.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Six Months ended June 30, 2022 and 2021

(Unaudited)

16. Concentrations of credit risk: (Continued)

As of June 30, 2022, the Company had two customers, totaling $1,781,626 and $396,567 respectively, who accounted for greater than 10% of the total accounts receivable. As of December 31, 2021, the Company had three customers, totaling $1,952,040, $1,165,807, and $1,054,625 respectively who accounted for greater than 10% of the total accounts receivable.

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

Software Development Costs

The Company expensed all software development costs as incurred for the period ended June 30, 2022 and 2021. As at June 30, 2022 and 2021, all capitalized software development costs have been fully amortized and the Company has no capitalized software development costs.

Total software development costs were $11,720,294 as at June 30, 2022 (December 31, 2021 - $10,559,601).

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

RESULTS OF OPERATIONS

Revenue

Total revenue, net of platform fees (to Apple, Google and Amazon) and withholding taxes, for the quarter ended June 30, 2022, increased to $2,513,613, an increase of 15% from revenue of $2,177,505 for the second quarter of 2021 and an increase of 10% from revenue of $2,283,974 in the first quarter of 2022. Ad Tech advertising revenue increased to $2,484,799 for the quarter ended June 30, 2022, an increase of 17% from ad tech advertising revenue of $2,120,500 in the second quarter of 2021, and an increase of 14% from revenue of $2,178,311 in the first quarter of 2022. Content revenue decreased to $28,814, for the quarter ended June 30, 2022, a decrease of 49% from revenue of $57,005 in the second quarter of 2021, and a decrease of 73% from revenue of $105,663 in the first quarter of 2022. The increase in total revenue compared to the second quarter of fiscal 2021 and the first quarter of fiscal 2022 is due to the ongoing shift from TV advertising to mobile advertising with the strong demand for kid safe contextual advertising generated and the growth of the Performance business segment. During the six months ended June 30, 2022, the Company focused on growing this business segment. In order to optimize and scale Performance and learn the requirements of our customers our margins were negatively affected in the first quarter in fiscal 2022. In the second quarter of fiscal 2022, our margins have improved slightly due to the knowledge gained and we believe we will continue to improve as we scale with recovered margins from the first quarter of 2022 going forward.

Selling and marketing expenses

Selling and marketing expenses were $251,788 for the quarter ended June 30, 2022, an increase of 39% over expenses of $181,144 in the second quarter of fiscal 2021 and an increase of 40% over expenses of $180,014 in the first quarter of fiscal 2022. This increase in sales and marketing expenses in the quarter ended June 30, 2022, compared to the second quarter of fiscal 2021 and the first quarter of fiscal 2022, is due to an increase in sales and marketing staff to anticipated manage the growth in the Direct, Programmatic and Performance segments of our AdTech business.

We expect to incur increased sales and marketing expenses in selling the Ad tech advertising and to grow the Ad tech advertising revenue. There can be no assurances that these expenditures will result in increased traffic or significant additional revenue.

General and administrative expenses

General and administrative expenses consist primarily of premises costs for our offices, legal and professional fees, and other general corporate and office expenses. General and administrative expenses of $186,119 for the quarter ended June 30, 2022, an increase of 12% from costs of $166,361 for the second quarter of fiscal 2021 and a decrease of 14% from costs of $215,894 for the first quarter of fiscal 2022. The increase in general and administrative expenses compared to the second quarter of fiscal 2021 is due an increase in fees paid to our professional advisors and increased travel due to easing of COVID restrictions. The decrease in general and administrative expenses compared to the first quarter of fiscal 2022, is due to a decrease in fees paid to our professional advisors. This decrease is reduced by an increase in travel due to easing of COVID restrictions in the second quarter of fiscal 2022.

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

The Company stock awareness expenses decreased to $44,427 during the quarter ended June 30, 2022, a decrease of 84% from costs of $285,857 for the second quarter of fiscal 2021 and a decrease of 13% from costs of $51,331 for the first quarter of fiscal 2022. The decrease in Stock Awareness expenses compared to the second quarter of fiscal 2021, is due to the costs of the warrants and shares issued to Research Capital Corporation in the second quarter fiscal 2021. The decrease in Stock Awareness expenses compared to the first quarter of fiscal 2022, is due to the reduction in campaign commitments.

Salaries, wages, consultants and benefits

Salaries, wages, consultants, and benefits decreased to $149,559 for the quarter ended June 30, 2022, a decrease of 42% compared to salaries, wages, consultants, and benefits of $256,336 in the second quarter of 2021 and a decrease of 46% compared to salaries, wages, consultants, and benefits of $278,199 in the first quarter of 2022. This decrease compared to the second quarter of fiscal 2021 and the first quarter of fiscal 2022 is due to bonuses paid for our positive annual performance in the 2020 and 2021.

Depreciation and amortization

Intangible assets are amortized using a straight-line method over three to eight years. These intangible assets include customer lists, the technology for Kidoz OS and the software development kits (SDK) for our advertising platform. These intangible assets are as result of the acquisition of Kidoz Ltd. The amortization for the quarter ended June 30, 2022, was $136,434, a decrease compared to amortization of $139,018 in the second quarter of 2021 and a decrease compared to amortization of $138,157 in the first quarter of 2022. The technology for Kidoz OS is now fully amortized.

Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years. Depreciation and amortization decreased to $2,180, during the quarter ended June 30, 2022, an increase over costs of $2,079 in the second quarter of 2021 and a decrease compared to depreciation and amortization of $2,214 in the first quarter of 2022. The decrease in depreciation and amortization compared to the second quarter of fiscal 2021 is due equipment acquisitions and the decrease compared to the first quarter of fiscal 2022 is due to the aging of the equipment.

Content and software development

The Company does not capitalize its development costs. The Company expensed $644,054 in content and software development costs during the quarter ended June 30, 2022, an increase of 76% compared to content and software development costs of $366,046 expensed during the second quarter of fiscal 2021 and an increase of 25% compared to content and software development costs of $516,639 expensed during the first quarter of fiscal 2022. The increase in development costs compared to the second quarter of fiscal 2021 and the first quarter of fiscal 2022 is due to hiring additional development staff and the outsourcing of certain software development to increase the development of our base technology.

Stock-based compensation expense

During the quarter ended June 30, 2022, the Company incurred non-cash stock-based compensation expenses of $184,594 from the issuance of stock options granted in fiscal 2022 and fiscal 2021, a decrease of 4% compared to stock-based compensation expense of $192,585 in the second quarter of fiscal 2021 and an increase of 15% compared to stock-based compensation expense of $159,998 the first quarter of fiscal 2022. The decrease compared to the second quarter of fiscal 2021 is due to the granting of stock options in fiscal 2021 and the increase compared to the first quarter of fiscal 2022, is due to the granting of stock options in fiscal 2022. The options are issued to consultants and employees as per the Company’s amended 2015 Stock Option Plan.

Net loss and loss per share

The net loss after taxation for the quarter ended June 30, 2022, amounted to ($721,677), a loss of ($0.01) per share, compared to a net loss of ($545,077) or ($0.00) per share in the second quarter of fiscal 2021 and compared to a net loss of ($731,042) or ($0.01) per share in the first quarter of fiscal 2022. This increase in net loss for the quarter compared to the second quarter of fiscal 2021 and the first quarter of fiscal 2022, is due to the hiring of additional staff, salary increases and the reduced margins and additional costs of establishing and growing the new Programmatic and Performance segments of our business.

Adjusted earnings before interest; depreciation and amortization; stock awareness program; stock-based compensation and impairment of goodwill (“Adjusted EBITDA”) for the period ended June 30, 2022, amounted to ($386,987), a decrease compared to an Adjusted EBITDA of $16,484 in the period ended June 30, 2021 and Adjusted EBITDA of ($427,284) in the first quarter of fiscal 2022.

Our Adjusted EBITDA is reconciled as follows:

	Six Months ended June 30, 2022	Six Months ended June 30, 2021	Three Months ended June 30, 2022	Three Months ended June 30, 2021

Loss after tax	$(1,452,719)	$(892,121)	$(721,677)	$(545,077)
Less :
Depreciation and amortization	278,985	282,929	138,614	141,097
Income tax (recovery) expense	(5)	2,998	(5)	2,998
Stock awareness program	36,725	262,865	16,992	262,865
Stock-based compensation	344,592	269,606	184,594	192,585
Gain on derivative liability – warrants	(21,849)	(37,984)	(5,505)	(37,984)
Adjusted EBITDA	$(814,271)	$(111,707)	$(386,987)	$16,484

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $1,729,653 and working capital of $3,773,961 at June 30, 2022. This compares to cash of $2,078,607 and working capital of $4,536,851 as at December 31, 2021.

During the six months ended June 30, 2022, we used cash of $321,547 in operating activities compared to cash provided in operating activities of $313,830 in the same period in the prior year.

During the six months ended June 30, 2022, we used cash in investing activities of ($10,592) compared to cash used in investing activities of ($5,580) in the same period in the prior year.

Net cash used in financing activities was ($16,815) in the six months ended June 30, 2022. This compares to cash provided by financing activities of $19,331 in the same period in the prior year.

Our future capital requirements will depend on a number of factors, including costs associated with the further development of the Ad tech advertising business, the cost of marketing and customer acquisition costs, the development of new products, the acquisition of new companies and the success of our overall business.

ITEM 4 Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2022. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2022, the Company’s disclosure controls and procedures were effective (at the “reasonable assurance” level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

We are not currently a party to any legal proceeding and was not a party to any other legal proceeding during the quarter ended June 30, 2022. We are currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2021, the Company engaged with Agora Internet Relations Corp. for an online marketing campaign on the AGORACOM platform for the purposes of engaging new and existing investors with the Kidoz business strategy and financial results. The agreement was for 12 months for a fee of $79,705 (CAD$100,000) payable in shares of the Company under TSX Venture Policy 4.3 (Section 5). During the quarter ended June 30, 2022, the Company issued 156,510 shares at an average price of $0.55 (CAD$0.708).

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders during the period.

ITEM 5. Other Information

None

ITEM 6. Exhibits and reports on Form 8-K

Exhibits

The following instruments are included as exhibits to this Report. Exhibits incorporated by reference are so indicated.

Exhibit Number	Description
4.4	Convertible Debenture between the Company and unrelated parties dated July 2, 2002. (b)
4.5	Common Stock Purchase Warrant between the Company and unrelated parties dated July 2, 2002. (b)
10.2	Asset Purchase Agreement by and between Bingo, Inc. and Progressive Lumber, Corp. dated January 18, 1999. (a)
10.24	Amended Consulting Agreement dated February 28, 2002, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (c)
10.32	Code of Business Conduct and Ethics dated December 22, 2006. (d)
10.33	Amended Consulting Agreement dated June 16, 2010, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (e)
10.37	Amended Consulting Agreement dated August 1, 2013, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (f)
10.38	Consulting Agreement dated January 1, 2014, between the Company, Jayska Consulting Ltd., and J.M. Williams. (f)
10.39	Consulting Agreement dated January 1, 2014, between the Company, LVA Media Inc., and J.M. Williams. (f)
10.41	Consulting Agreement dated January 1, 2014, between the Company, Bromley Accounting Services Limited, and H. W. Bromley. (f)
10.42	Share Purchase Agreement for the purchase of Kidoz Ltd. (g)
31.1	Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 15, 2022.
31.2	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 15, 2022.
32.1	Certification from the Chief Executive Officer of Kidoz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 15, 2022.
32.2	Certification from the Chief Financial Officer of Kidoz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 15, 2022.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

(d) Previously filed with the Company’s report on Form 8-K on December 26, 2006.

(e) Previously filed with the Company’s report on Form 8-K on June 17, 2010.

(f) Previously filed with the Company’s report on Form 8-K on March 24, 2014.

(g) Previously filed with the Company’s report on Form 8-K on March 12, 2019.

Reports on Form 8-K.

There were no reports issued during the quarter ended June 30, 2022.

Reports Subsequent to the quarter ended June 30, 2022.

There were no reports subsequent to the quarter ended June 30, 2022.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 15, 2022	KIDOZ INC.
(Registrant)

Date:	August 15, 2022	/S/ J.M. Williams
J. M. Williams, Co-Chief Executive Officer (Principal Executive Officer)

Date:	August 15, 2022	/S/ H. W. Bromley
H.W. Bromley, Chief Financial Officer (Principal Accounting Officer)

Page 37