Form 10-Q
period 2022-09-30
KIDOZ INC.
filed 2022-11-14
CIK 1318482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS The number of outstanding shares of the Issuer’s common stock, no par value per share, was 131,536,499 as of November 14, 2022.

KIDOZ INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Consolidated Balance Sheets

(Unaudited)

As at	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash	$1,830,262	$2,078,607
Accounts receivable, less allowance for doubtful accounts $53,068 (December 31, 2021 - $56,605) (Note 3)	4,222,055	6,627,864
Prepaid expenses	106,291	105,468
Total Current Assets	6,158,608	8,811,939

Equipment (Note 4)	26,798	20,523
Goodwill (Note 6)	3,301,439	3,301,439
Intangible assets (Note 5)	1,283,891	1,694,917
Long term cash equivalent	21,994	23,624
Operating lease right-of-use assets (Note 12)	43,706	65,464
Security deposit	10,775	7,625

Total Assets	$10,847,211	$13,925,531

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,854,734	$3,693,944
Accrued liabilities	403,697	471,882
Accounts payable and accrued liabilities - related party (Note 13)	98,455	53,829
Derivative liability – warrants (Note 2e and 9)	17	23,365
Operating lease liabilities – current portion (Note 12)	31,112	32,068
Total Current Liabilities	2,388,015	4,275,088

Deferred tax liability	210,499	210,499
Government CEBA loan (Note 8)	43,668	47,248
Operating lease liabilities – non-current portion (Note 12)	15,399	41,999
Total Liabilities	2,657,581	4,574,834

Commitments (Note 11)

Stockholders’ Equity (Note 9):
Common stock, no par value, unlimited shares authorized, 131,581,499 shares issued and outstanding (December 31, 2021 - 131,424,989)	50,570,345	49,964,919
Accumulated deficit	(42,405,295)	(40,638,802)
Accumulated other comprehensive income:
Foreign currency translation adjustment	24,580	24,580
Total Stockholders’ Equity	8,189,630	9,350,697

Total Liabilities and Stockholders’ Equity	$10,847,211	$13,925,531

See accompanying notes to the consolidated financial statements.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Operations and Comprehensive Loss

For Periods Ended September 30, 2022 and 2021

(Unaudited)

	Nine Months ended September 30, 2022	Nine Months ended September 30, 2021	Three Months ended September 30, 2022	Three Months ended September 30, 2021

Revenue:
Ad tech advertising revenue	$8,117,934	$6,384,308	$3,454,824	$2,759,508
Content revenue	185,465	165,781	50,988	55,134
Total revenue	8,303,399	6,550,089	3,505,812	2,814,642

Cost of sales:	5,254,969	3,614,181	2,260,242	1,588,108
Total cost of sales	5,254,969	3,614,181	2,260,242	1,588,108

Gross profit	3,048,430	2,935,908	1,245,570	1,226,534

Operating expenses:
Amortization of operating lease right-of-use assets (Note 12)	21,758	33,481	7,177	7,369
Depreciation and amortization (Notes 4 & 5)	417,742	424,255	138,757	141,326
Directors fees (Note 13)	5,998	6,022	2,000	2,022
General and administrative	580,730	469,821	178,717	145,765
Salaries, wages, consultants and benefits	567,752	511,959	139,994	123,381
Selling and marketing (Note 13)	654,181	465,954	222,379	156,122
Stock awareness program	105,694	351,249	9,936	65,392
Stock-based compensation (Note 9 & 13)	525,721	448,369	181,129	178,763
Content and software development (Note 7 & 13)	1,773,889	1,180,898	613,196	477,559
Total operating expenses	4,653,465	3,892,008	1,493,285	1,297,699

Loss before other income (expense) and income taxes	(1,605,035)	(956,100)	(247,715)	(71,165)

Other income (expense):
Foreign exchange loss	(184,989)	(58,651)	(67,736)	(16,479)
Gain on derivative liability – warrants (Note 2e)	23,348	50,313	1,499	12,329
Interest and other income	178	266	178	266

Loss before income taxes	(1,766,498)	(964,172)	(313,774)	(75,049)

Income tax recovery (expense)	5	(2,989)	-	9
Loss after tax	(1,766,493)	(967,161)	(313,774)	(75,040)

Other comprehensive income (loss)	-	-	-	-

Comprehensive loss	$(1,766,493)	$(967,161)	$(313,774)	$(75,040)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic	131,464,438	131,312,681	131,581,499	131,424,989
Weighted average common shares outstanding, diluted	131,464,438	131,312,681	131,581,499	131,424,989

See accompanying notes to the consolidated financial statements.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Stockholders’ EQUITY

For the periods ended September 30, 2022 and 2021

(Unaudited)

	Nine-Month period Ended September 30, 2022
	Common stock		Accumulated	Accumulated Other Comprehensive income Foreign currency translation	Total Stockholders’
	Shares	Amount	Deficit	adjustment	Equity
Balance, December 31, 2021	131,424,989	$49,964,919	$(40,638,802)	$24,580	$9,350,697

Stock-based compensation	-	159,998	-	-	159,998
Net loss and comprehensive loss	-	-	(731,042)	-	(731,042)
Balance, March 31, 2022	131,424,989	$50,124,917	$(41,369,844)	$24,580	$8,779,653

Shares issued	156,510	79,705	-	-	79,705
Stock-based compensation	-	184,594	-	-	184,594
Net loss and comprehensive loss	-	-	(721,677)	-	(721,677)
Balance, June 30, 2022	131,581,499	$50,389,216	$(42,091,521)	$24,580	$8,322,275

Stock-based compensation	-	181,129	-	-	181,129
Net loss and comprehensive loss	-	-	(313,774)	-	(313,774)
Balance, September 30, 2022	131,581,499	$50,570,345	$(42,405,295)	$24,580	$8,189,630

	Nine-Month period Ended September 30, 2021
	Common stock		Accumulated	Accumulated Other Comprehensive income Foreign currency translation	Total Stockholders’
	Shares	Amount	Deficit	adjustment	Equity
Balance, December 31, 2020	131,124,989	$49,094,096	$(40,448,481)	$24,580	$8,670,195

Stock-based compensation	-	77,021	-	-	77,021
Net loss and comprehensive loss	-	-	(347,044)	-	(347,044)
Balance, March 31, 2021	131,124,989	$49,171,117	$(40,795,525)	$24,580	$8,400,172

Shares issued	230,000	179,293	-	-	179,293
Options exercised	70,000	31,264	-	-	31,264
Stock-based compensation	-	192,585	-	-	192,585
Net loss and comprehensive loss	-	-	(545,077)	-	(545,077)
Balance, June 30, 2021	131,424,989	$49,574,259	$(41,340,602)	$24,580	$8,258,237

Stock-based compensation	-	178,763	-	-	178,763
Net loss and comprehensive loss	-	-	(75,040)		(75,040)
Balance, September 30, 2021	131,424,989	$49,753,022	$(41,415,642)	$24,580	$8,361,960

See accompanying notes to the consolidated financial statements.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Consolidated Statements of Cash Flows

For the Nine month periods ended September 30, 2022 and 2021

(Unaudited)

	2022	2021
Cash flows from operating activities:
Net loss	$(1,766,493)	$(967,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	417,742	424,255
Amortization of operating lease right-of-use assets	21,758	33,481
Gain on derivative liability – warrants	(23,348)	(50,313)
Shares issued for services	-	179,293
Stock awareness program – warrants granted for services	-	83,572
Stock-based compensation	525,721	448,369
Unrealized foreign exchange	(5,100)	97

Changes in operating assets and liabilities:
Accounts receivable	2,405,809	393,856
Prepaid expenses	(823)	(36,777)
Accounts payable and accrued liabilities	(1,783,064)	(553,919)
Net cash used in operating activities	(207,798)	(45,247)

Cash flows from investing activities:
Acquisition of equipment	(12,991)	(7,868)
Long-term cash equivalent	-	7,790
Net cash used in investing activities	(12,991)	(78)

Cash flows from financing activities:
Options exercised	-	31,264
Proceeds of short-term loan	-	200,000
Repayment of short-term loan	-	(200,000)
Payments on operating lease liabilities	(27,556)	(21,976)
Net cash (used in) provided by financing activities	(27,556)	9,288

Change in cash	(248,345)	(36,037)

Cash, beginning of period	2,078,607	1,226,045
Cash, end of period	$1,830,262	$1,190,008

Supplementary information:
Interest paid	$-	$987
Income taxes paid	$3,206	$2,989
Non-cash transaction
Shares issued to settle accounts payable and accrued liabilities	$79,705	$-

See accompanying notes to the consolidated financial statements.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2022 and 2021

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

Nine Months ended September 30, 2022 and 2021

(Unaudited)

2. Summary of significant accounting policies:

(a) Basis of presentation:

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) applicable to annual financial information and with the rules and regulations of the United States Securities and Exchange Commission. The financial statements include the accounts of the Company’s subsidiaries:

Company	Registered	% Owned
Shoal Media (Canada) Inc.	British Columbia, Canada	100%
Coral Reef Marketing Inc.	Anguilla	100%
Kidoz Ltd.	Israel	100%
Prado Media Ltd.	British Columbia, Canada	100%
Rooplay Media Kenya Limited	Kenya	100%
Shoal Media Inc.	Anguilla	100%
Shoal Games (UK) Plc	United Kingdom	99%
Shoal Media (UK) Ltd.	United Kingdom	100%

During the quarter ended September 30, 2022, Rooplay Media Ltd. was renamed Prado Media Ltd., a company focused on advertising to parents and teens.

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

Nine Months ended September 30, 2022 and 2021

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

Nine Months ended September 30, 2022 and 2021

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

Nine Months ended September 30, 2022 and 2021

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

  (d) Software development costs:

The Company expensed all software development costs as incurred for the period ended September 30, 2022 and 2021. As at September 30, 2022 and December 31, 2021, all capitalized software development costs have been fully amortized and the Company has no capitalized software development costs.

Total software development costs were $12,333,490 as at September 30, 2022 (December 31, 2021 - $10,559,601).

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2022 and 2021

(Unaudited)

2. Summary of significant accounting policies (Continued):

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

Nine Months ended September 30, 2022 and 2021

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

Nine Months ended September 30, 2022 and 2021

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

3. Accounts receivable:

	September 30, 2022	December 31, 2021
Accounts receivable	$4,275,123	$6,684,469
Expected credit losses	(53,068)	(56,605)

Net accounts receivable	$4,222,055	$6,627,864

The Company had bank accounts with the National Bank of Anguilla. During the year ended December 31, 2016, the National Bank of Anguilla filed for chapter 11 protection. The Company expensed the balance on account of $27,666 in fiscal 2016 as a doubtful debt. Additionally, the Company has a doubtful debt provision of $25,402 for existing accounts receivable.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2022 and 2021

(Unaudited)

4. Equipment:

September 30, 2022	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$165,958	$145,458	$20,500
Furniture and fixtures	16,517	10,219	6,298
	$182,475	$155,677	$26,798

December 31, 2021	Cost	Accumulated depreciation	Net book Value

Equipment and computers	$152,967	$139,590	$13,377
Furniture and fixtures	16,517	9,371	7,146
	$169,484	$148,961	$20,523

Depreciation expense was $2,323 (September 30, 2021 - $2,308) for the quarter ended September 30, 2022.

5. Intangible assets:

September 30, 2022	Cost	Accumulated depreciation	Net book Value

Ad Tech technology	$1,877,415	$1,345,481	$531,934
Kidoz OS technology	31,006	31,006	-
Customer relationship	1,362,035	610,078	751,957
	$3,270,456	$1,850,130	$1,283,891

December 31, 2021	Cost	Accumulated amortization	Net book Value

Ad Tech technology	$1,877,415	$1,063,869	$813,546
Kidoz OS technology	31,006	29,283	1,723
Customer relationship	1,362,035	482,387	879,648
	$3,270,456	$1,575,539	$1,694,917

Amortization expense was $136,434 (September 30, 2021 - $139,018) for the quarter ended September 30, 2022.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2022 and 2021

(Unaudited)

6. Goodwill:

The changes in the carrying amount of goodwill for the period ended September 30, 2022, and the year ended December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
Goodwill, balance at beginning of period	$3,301,439	$3,301,439
Impairment of goodwill	-	-

Goodwill, balance at end of period	$3,301,439	$3,301,439

The Company’s annual goodwill impairment analysis performed during the fourth quarter of fiscal 2021 included a quantitative analysis of Kidoz Ltd. reporting unit (consisting of intangible assets (Note 5), deferred tax liability and goodwill). The reporting unit has a carrying amount of $4,374,831 (December 31, 2021 - $4,785,857) as at September 30, 2022. The Company performed a discounted cash flow analysis for Kidoz Ltd. for the year ended December 31, 2021. These discounted cash flow models included management assumptions for expected sales growth, margin expansion, operational leverage, capital expenditures, and overall operational forecasts. The Company classified these significant inputs and assumptions as Level 3 fair value measurements. Based on the annual impairment test described above there was no additional impairment determined for fiscal 2021 or 2020.

7.  Content and software development assets:

Since the year ended December 31, 2014, the Company has been developing software technology and content for our business. This software technology and content includes the continued development of the KIDOZ Safe Ad Network, the KIDOZ Kid-Mode Operating System, and the KIDOZ publisher SDK, development of Trophy Bingo, a social bingo game, the license, the development of the Rooplay platform and the development of the Rooplay Originals games.

During the period ended September 30, 2022, the Company has expensed the development costs of all its technology as incurred and has expensed the following software development costs.

	Nine Months ended September 30, 2022	Nine Months ended September 30, 2021	Three Months ended September 30, 2022	Three Months ended September 30, 2021

Opening total software development costs	$10,559,601	$8,880,753	$11,720,294	$9,584,092

Software development during the period	1,773,889	1,180,898	613,196	477,559
Closing total Software development costs	$12,333,490	$10,061,651	$12,333,490	$10,061,651

8. Government CEBA loan:

During the year ended December 31, 2020, the Company was granted a loan of $43,668 (CAD$60,000) under the Canada Emergency Business Account (CEBA) loan program for small businesses. The CEBA loan program is one of the many incentives the Canadian Government put in place in response to COVID-19. The loan is interest free and as at September 30, 2022, a third of the loan $14,556 (CAD$20,000) is eligible for complete forgiveness if $29,112 (CAD$40,000) is fully repaid on or before December 31, 2023.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2022 and 2021

(Unaudited)

8. Government CEBA loan: (Continued)

If the loan cannot be repaid by December 31, 2023, it can be converted into a 2 year term loan charging an interest rate of 5%.

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

During the quarter ended September 30, 2022, the Company filed a Notice of Intention to Make a Normal Course Issuer Bid (the “Notice of Intention”) with the TSX-V on September 15, 2022. Upon receiving approval from the TSX-V, effective September 16, 2022, the Company commenced a normal course issuer bid (“NCIB”), whereby the Company may purchase for cancellation up to 6,579,074 shares, being 5% of the issued and outstanding shares as of such date. Any purchases under the NCIB will be made on the open market through the facilities of the TSX-V or alternative Canadian trading systems. Purchases will be made at market prices of the shares at the time of acquisition.

Purchases under the NCIB may commence as of September 16, 2022, and will end on the earlier of: (i) September 14, 2023; or (ii) the date on which the Company has purchased the maximum number of shares to be acquired under the NCIB. The Company may terminate the NCIB earlier if it feels it is appropriate to do so.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2022 and 2021

(Unaudited)

9. Stockholders’ equity: (Continued)

(a) Common stock issuances: (continued)

The normal course issuer bid will be conducted through Kidoz Inc’s broker Research Capital Corporation. The purchase and payment of the Common Shares will be made in accordance with the requirements of the TSX-V and applicable securities laws. The actual number of Common Shares purchased, timing of purchases and share price will depend upon market conditions at the time and securities law requirements. All Common Shares acquired will be returned to treasury and cancelled.

The purchase of and payment for the shares will be made in accordance with the requirements of the TSX-V and applicable securities laws. The actual number of shares purchased, timing of purchases and share price will depend upon market conditions at the time and securities law requirements. All shares acquired pursuant to the NCIB will be returned to treasury and cancelled.

Subsequent to the quarter ended September 30, 2022, 45,000 shares were acquired for cancellation and were cancelled.

(b) Warrants

A summary of warrant activity for the quarter ended September 30, 2022 are as follows:

	Number of warrants	Exercise price		Expiry date
Outstanding, December 31, 2020	-		$-

Granted	230,000	CAD$	0.98	April 3, 2023

Outstanding December 31, 2021	230,000	CAD$	0.98

Granted	-		-	-

Outstanding September 30, 2022	230,000	CAD$	0.98

A fair value of the derivative liability of $83,572 was been estimated on the date of the subscription using the Binomial Lattice pricing model. Since the warrant was issued there was a gain on derivative liability - warrants of $83,555 ($60,207 recognized in fiscal 2021) and the derivative liability – warrants value reduced to $17 with the following assumptions:

	September 30, 2022		September 30, 2021
Exercise price	CAD$	0.98	CAD$	0.98
Stock price	CAD$	0.405	CAD$	0.65
Expected term		0.5 years		1.5 years
Expected dividend yield		-		-
Expected stock price volatility		55.09%		90.87%
Risk-free interest rate		3.44%		0.98%

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2022 and 2021

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

	Number of options	Weighted average exercise price
Outstanding December 31, 2020	5,875,750	$0.39

Granted	2,675,000	0.60
Exercised	(70,000)	(0.45)
Expired	(570,000)	(0.43)
Cancelled	(1,040,600)	(0.42)

Outstanding, December 31, 2021	6,870,150	$0.48

Granted	2,550,000	0.40
Cancelled	(285,000)	(0.47)

Outstanding September 30, 2022	9,135,150	$0.43

The aggregate intrinsic value for options as of September 30, 2022 was $nil (December 31, 2021 - $334,897).

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2022 and 2021

(Unaudited)

9.  Stockholders’ equity: (Continued)

(c) Stock option plans:

The following table summarizes information concerning outstanding and exercisable stock options at September 30, 2022:

Exercise prices per share		Number outstanding	Number exercisable	Expiry date
CAD$	0.45	2,030,400	776,736	June 30, 2025
CAD$	0.50	859,600	375,800	February 1, 2026
CAD$	0.50	2,445,000	391,200	February 1, 2027
CAD$	0.54	506,150	506,150	November 8, 2022
CAD$	0.54	713,000	713,000	June 4, 2023
CAD$	0.66	200,000	56,000	July 12, 2026
US$	0.50	1,275,000	1,275,000	June 4, 2023
CAD$	1.02	1,106,000	380,000	April 6, 2026
		9,135,150	4,473,886

During the quarter ended September 30, 2022, the Company recorded stock-based compensation of $181,129 on the options granted and vested (September 30, 2021 – $178,763) and as per the Black-Scholes option-pricing model, with a weighted average fair value per option grant of $0.31 (September 30, 2021 - $0.36).

Subsequent to the quarter ended September 30, 2022, 506,150 options at CAD$0.54, expired unexercised.

10.  Fair value measurement:

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy.

	Level 1	Level 2	Level 3	Total
As at September 30, 2022
Assets
Cash	$1,830,262	$-	$-	$1,830,262
Long term cash equivalent	21,994	-	-	21,994
Liabilities
Derivative liability – warrants	-	(17)		(17)
Total net assets measured and recorded at fair value	$1,852,256	$(17)	$-	$1,852,239

	Level 1	Level 2	Level 3	Total
As at December 31, 2021
Assets
Cash	$2,078,607	$-	$-	$2,078,607
Long term cash equivalent	23,624	-	-	23,624
Liabilities
Derivative liability – warrants	-	(23,365)	-	(23,365)
Total assets measured and recorded at fair value	$2,102,231	$(23,365)	$-	$2,078,866

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2022 and 2021

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

The Netanya, Israel operating lease expired on July 14, 2017 but unless 3 month’s notice is given it automatically renews for a future 12 months until notice is given. During the quarter ended September 30, 2022, the lease was extended for a further 12 months. This facility comprises approximately 190 square metres. The renewal of this lease is uncertain, hence the Company has accounted for this lease as a short-term lease.

The Anguillan operating lease expired on April 1, 2011 but unless 3 month’s notice is given it automatically renews for a further 3 months. The Company expects this lease to continue, therefore the Company will account for the lease in accordance with ASU 2016-02 (Topic 842) and will recognize a right-of-use asset and operating lease liability.

The minimum lease payments under these operating leases are approximately as follows:

2022	$22,298
2023	69,384
2024	11,620

The Company paid rent expense totaling $30,653 for the quarter ended September 30, 2022 (September 30, 2021 - $32,516).

The Company has the following management consulting agreements with related parties.

Company	Person	Role	Annual amount
T.M. Williams (ROW), Inc.	T. M. Williams	Chairman		$160,000
Bromley Accounting Services Ltd.	H. W. Bromley	CFO	CAD$	215,000
Farcast Operations Inc.	T. H. Williams	VP Product	CAD$	240,000

During the quarter ended June 30, 2022, Mr. J. M. Williams, the Company’s CEO, became an employee of Shoal Media (Canada) Inc.

As at September 30, 2022, the Company had a number of renewable license commitments with large brands, including, Mr. Men and Little Miss and Mr. Bean. These agreements have commitments to pay royalties on the revenue from the licenses subject to the minimum guarantee payments. As at September 30, 2022, there were no further minimum guarantee payments commitments.

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2022 and 2021

(Unaudited)

11. Commitments: (Continued)

The Company expensed the minimum guarantee payments over the life of the agreement and recognized license expense of $3,363 (September 30, 2021 - $1,683) for the quarter ended September 30, 2022, and $19,716 (September 30, 2021 - $13,247) for the nine months ended September 30, 2022.

12.  Right-of-use assets and lease liabilities:

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

The right-of-use assets are summarized as follows:

	September 30, 2022	December 31, 2021

Opening balance for the period	$65,464	$106,315
Amortization of operating lease right-of use assets	(21,758)	(40,851)
Closing balance for the period	$43,706	$65,464

The operating lease as at September 30, 2022, is summarized as follows:

As at September 30, 2022	Operating lease- Office lease

2022	$7,984
2023	32,732
2024	7,499
Total lease payments	$48,215
Less: Interest	(1,704)
Present value of lease liabilities	$46,511

Amounts recognized on the balance sheet
Current lease liabilities	$31,112
Long-term lease liabilities	15,399

Total lease payments	$46,511

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2022 and 2021

(Unaudited)

12. Right-of-use assets and lease liabilities: (Continued)

	September 30, 2022	December 31, 2021

Opening balance for the period	$74,067	$103,918
Payments on operating lease liabilities	(27,556)	(29,851)
Closing balance for the period	46,511	74,067
Less: current portion	(31,112)	(32,068)
Operating lease liabilities – non-current portion as at end of period	$15,399	$41,999

13. Related party transactions:

For the period ended September 30, 2022, the Company has the following related party transactions:

	Nine Months ended September 30, 2022	Nine Months ended September 30, 2021	Three Months ended September 30, 2022	Three Months ended September 30, 2021

Directors fees	$5,998	$6,022	$2,000	$2,022
Salaries, wages, consultants and benefits	537,502	473,492	159,498	127,092
Selling and marketing	97,431	56,136	32,534	17,730
Stock-based compensation (Note 9)	208,435	170,297	71,080	61,682
Content and software development (Note 7)	187,114	161,628	62,849	54,801
	$1,036,480	$867,575	$327,961	$263,327

The Company has liabilities of $98,455 (December 31, 2021 - $53,829) as at September 30, 2022, to current directors, officers and companies owned by the current directors and officers of the Company for employment, director and consulting fees.

During the quarter ended March 31, 2022, the Company granted 900,000 options with an exercise price of CAD$0.50 ($0.39) per share to current directors and officers of the Company.

During the quarter ended March 31, 2021, the Company granted 400,000 options with an exercise price of CAD$0.50 ($0.39) per share to current directors and officers of the Company

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2022 and 2021

(Unaudited)

14. Segmented information:

Revenue

The Company operates in reportable business segments, the sale of Ad tech advertising and content revenue.

The Company had the following revenue by geographical region.

	Nine Months ended September 30, 2022	Nine Months ended September 30, 2021	Three Months ended September 30, 2022	Three Months ended September 30, 2021
Ad tech advertising revenue
Western Europe	$2,802,750	$1,345,358	$1,198,642	$686,877
Central, Eastern and Southern Europe	205,048	-	71,871	-
North America	4,124,452	4,833,815	1,923,659	2,013,708
Other	985,684	205,135	260,652	58,923

Total ad tech advertising revenue	$8,117,934	$6,384,308	$3,454,824	$2,759,508

Content revenue
Western Europe	$58,958	$64,683	$19,622	$20,679
Central, Eastern and Southern Europe	373	1,226	69	271
North America	33,884	54,882	3,282	25,339
Other	92,250	44,990	28,015	8,845

Total content revenue	$185,465	$165,781	$50,988	$55,134

Total revenue
Western Europe	$2,861,708	$1,410,041	$1,218,264	$707,556
Central, Eastern and Southern Europe	205,421	1,226	71,940	271
North America	4,158,336	4,888,697	1,926,941	2,039,047
Other	1,077,934	250,125	288,667	67,768

Total revenue	$8,303,399	$6,550,089	$3,505,812	$2,814,642

Equipment

The Company’s equipment is located as follows:

Net Book Value	September 30, 2022	December 31, 2021
Anguilla	$68	$91
Canada	11,336	8,542
Israel	10,243	11,055
United Kingdom	5,151	835
	$26,798	$20,523

Kidoz Inc. and subsidiaries

(Expressed in United States Dollars)

Notes to Consolidated Financial Statements

Nine Months ended September 30, 2022 and 2021

(Unaudited)

15. Concentrations:

Major customers

During the quarter ended September 30, 2022 and 2021, the Company sold Ad tech revenue and content revenue including subscriptions on its site Rooplay, in-app purchases on its social bingo sites, Trophy Bingo and Garfield’s Bingo and Rooplay Originals. During the quarter ended September 30, 2022, the Company had three Ad tech customers: $1,193,616, $609,676 and $479,670 (September 30, 2021 – two customers: $1,033,971, and $586,043 respectively) who purchased more than 10% of the total revenue. The Company is reliant on the Google App, iOS App and Amazon App Stores to provide a content platform for Rooplay, Trophy Bingo and Garfield’s Bingo to be played thereon and certain advertising agencies for the Ad tech revenue.

16. Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions. At September 30, 2022, the Company had total cash and cash equivalents balances of $1,852,256 (December 31, 2021 - $2,102,231) at financial institutions, where $1,543,735 (December 31, 2021 - $1,793,265) is in excess of federally insured limits.

The Company has concentrations of credit risk with respect to accounts receivable, the majority of its account’s receivable are concentrated geographically in the United States amongst a small number of customers.

As of September 30, 2022, the Company had three customers, totaling $1,750,244, $609,676 and $479,670 respectively, who accounted for greater than 10% of the total accounts receivable. As of December 31, 2021, the Company had three customers, totaling $1,952,040, $1,165,807, and $1,054,625 respectively who accounted for greater than 10% of the total accounts receivable.

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

Furthermore, while the focus of the Company is the development and expansion of the Kidoz Safe Ad Network, we are developing our technology to expand into new markets, increase the scope of our market to include teens and families in a safe and secure manner either through new connections to the wider mobile advertising market, including the introduction and operation of our programmatic system, or via synergistic M&A. The Company continues to invest heavily in the first three quarters of 2022, increasing its overall staff from 30 at December 31, 2021 to 38 at September 30, 2022, with a further 3 hires subsequent to the quarter ended September 30, 2022, plus adding 7 sales partnerships throughout the world, preparing for the likely significant growth in advertising demand in its fourth quarter, which historically has accounted for over 50% of the Companies annual total business.

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

Software Development Costs

The Company expensed all software development costs as incurred for the period ended September 30, 2022 and 2021. As at September 30, 2022 and 2021, all capitalized software development costs have been fully amortized and the Company has no capitalized software development costs.

Total software development costs were $12,333,490 as at September 30, 2022 (December 31, 2021 - $10,559,601).

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

RESULTS OF OPERATIONS

Revenue

Total revenue, net of platform fees (to Apple, Google and Amazon) and withholding taxes, for the quarter ended September 30, 2022, increased to $3,505,812, an increase of 25% from revenue of $2,814,642 for the third quarter of 2021 and an increase of 39% from revenue of $2,513,613 in the second quarter of 2022. Ad Tech advertising revenue increased to $3,454,824 for the quarter ended September 30, 2022, an increase of 25% from ad tech advertising revenue of $2,759,508 in the third quarter of 2021, and an increase of 39% from revenue of $2,484,799 in the second quarter of 2022. Content revenue decreased to $50,988, for the quarter ended September 30, 2022, a decrease of 8% from revenue of $55,134 in the third quarter of 2021, and an increase of 77% from revenue of $28,814 in the second quarter of 2022. The increase in total revenue compared to the third quarter of fiscal 2021 and the second quarter of fiscal 2022 is due to the ongoing shift from TV advertising to mobile advertising with the strong demand for kid safe contextual advertising generated.

Selling and marketing expenses

Selling and marketing expenses were $222,379 for the quarter ended September 30, 2022, an increase of 42% over expenses of $156,122 in the third quarter of fiscal 2021 and a decrease over expenses of $251,788 in the second quarter of fiscal 2022. This increase in sales and marketing expenses in the quarter ended September 30, 2022, compared to the third quarter of fiscal 2021, is due to an increase in sales and marketing staff to anticipated manage the growth in the Direct, Programmatic and Performance segments of our AdTech business.

We expect to incur increased sales and marketing expenses in selling the Ad tech advertising and to grow the Ad tech advertising revenue. There can be no assurances that these expenditures will result in increased traffic or significant additional revenue.

General and administrative expenses

General and administrative expenses consist primarily of premises costs for our offices, legal and professional fees, and other general corporate and office expenses. General and administrative expenses of $178,717 for the quarter ended September 30, 2022, an increase of 23% from costs of $145,765 for the third quarter of fiscal 2021 and a decrease of 4% from costs of $186,119 for the second quarter of fiscal 2022. The increase in general and administrative expenses compared to the third quarter of fiscal 2021 is due an increase in fees paid to our professional advisors and increased travel due to easing of COVID restrictions.

We expect to continue to incur general and administrative expenses to support the business, and there can be no assurances that we will be able to generate sufficient revenue to cover these expenses.

Stock awareness program

During the quarter ended September 30, 2021 the Company commenced a corporate stock awareness program. The Company engaged Research Capital Corporation, Agora Internet Relations Corp., Stockhouse Publishing Ltd. and Proactive for financial and capital markets advisory services and to assist with general market outreach to increase investor awareness as the Company continues to achieve important milestones and grow its investor base.

The Company stock awareness expenses decreased to $9,936 during the quarter ended September 30, 2022, a decrease of 85% from costs of $65,392 for the third quarter of fiscal 2021 and a decrease of 78% from costs of $44,427 for the second quarter of fiscal 2022. The decrease in Stock Awareness expenses compared to the third quarter of fiscal 2021 and the second quarter of fiscal 2022, is due to the planned reduction in stock awareness commitments.

Salaries, wages, consultants and benefits

Salaries, wages, consultants, and benefits increased to $139,994 for the quarter ended September 30, 2022, an increase of 13% compared to salaries, wages, consultants, and benefits of $123,381 in the third quarter of 2021 and a decrease of 6% compared to salaries, wages, consultants, and benefits of $149,559 in the second quarter of 2022. This increase compared to the third quarter of fiscal 2021 is due to hiring of additional staff.

Depreciation and amortization

Intangible assets are amortized using a straight-line method over three to eight years. These intangible assets include customer lists, the technology for Kidoz OS and the software development kits (SDK) for our advertising platform. These intangible assets are as result of the acquisition of Kidoz Ltd. The amortization for the quarter ended September 30, 2022, was $136,434, a decrease compared to amortization of $139,018 in the third quarter of 2021 and a decrease compared to amortization of $136,434 in the second quarter of 2022. The technology for Kidoz OS is now fully amortized.

Equipment is depreciated using the declining balance method over the useful lives of the assets, ranging from three to five years. Depreciation and amortization increased to $2,323, during the quarter ended September 30, 2022, an increase over costs of $2,308 in the third quarter of 2021 and an increase compared to depreciation and amortization of $2,180 in the second quarter of 2022. The increase in depreciation and amortization compared to the third quarter of fiscal 2021 and the second quarter of fiscal 2022 is due equipment acquisitions.

Content and software development

The Company does not capitalize its development costs. The Company expensed $613,196 in content and software development costs during the quarter ended September 30, 2022, an increase of 28% compared to content and software development costs of $477,559 expensed during the third quarter of fiscal 2021 and a decrease of 5% compared to content and software development costs of $644,054 expensed during the second quarter of fiscal 2022. The increase in development costs compared to the third quarter of fiscal 2021 is due to hiring additional development staff and the outsourcing of certain software development to increase the development of our base technology.

Stock-based compensation expense

During the quarter ended September 30, 2022, the Company incurred non-cash stock-based compensation expenses of $181,129 from the issuance of stock options granted in fiscal 2022 and fiscal 2021, an increase of 1% compared to stock-based compensation expense of $178,763 in the third quarter of fiscal 2021 and a decrease of 2% compared to stock-based compensation expense of $184,594 the second quarter of fiscal 2022. The increase compared to the third quarter of fiscal 2021 is due to the granting of stock options in fiscal 2022. The options are issued to consultants and employees as per the Company’s amended 2015 Stock Option Plan.

Net loss and loss per share

The net loss after taxation for the quarter ended September 30, 2022, amounted to ($313,774), a loss of ($0.00) per share, compared to a net loss of ($75,040) or ($0.00) per share in the third quarter of fiscal 2021 and compared to a net loss of ($721,677) or ($0.01) per share in the second quarter of fiscal 2022. This increase in net loss for the quarter compared to the third quarter of fiscal 2021 is due to the hiring of additional staff, salary increases and the reduced margins and additional costs of establishing and growing the new Programmatic and Performance segments of our business. The 57% decrease in net loss compared to the second quarter of fiscal 2022, is due to the growth of revenue in all the advertising segments of our business. The overall level of expense increase in 2022 is due to the Companies investment in growth in the first three quarters of the year to efficiently manage the anticipated increase of demand caused by the sustained growth of the Company’s business.

Adjusted earnings before interest; depreciation and amortization; stock awareness program; stock-based compensation and impairment of goodwill (“Adjusted EBITDA”) for the three month period ended September 30, 2022, amounted to $4,435, a decrease compared to an Adjusted EBITDA of $265,984 in the quarter ended September 30, 2021 and Adjusted EBITDA of ($386,987) in the second quarter of fiscal 2022.

Our Adjusted EBITDA is reconciled as follows:

	Nine Months ended September 30, 2022	Nine Months ended September 30, 2021	Three Months ended September 30, 2022	Three Months ended September 30, 2021

Loss after tax	$(1,766,493)	$(967,161)	$(313,774)	$(75,040)
Less :
Depreciation and amortization	417,742	424,255	138,757	141,326
Income tax (recovery) expense	(5)	2,989	-	(9)
Interest and other income	(178)	(266)	(178)	(266)
Stock awareness program	26,334	296,865	-	33,539
Stock-based compensation	525,721	448,369	181,129	178,763
Gain on derivative liability – warrants	(23,348)	(50,313)	(1,499)	(12,329)
Adjusted EBITDA	$(820,227)	$154,738	$4,435	$265,984

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $1,830,262 and working capital of $3,770,593 at September 30, 2022. This compares to cash of $2,078,607 and working capital of $4,536,851 as at December 31, 2021.

During the three months ended September 30, 2022, we generated cash of $113,749 in operating activities compared to cash used in operating activities of $359,077 in the same period in the prior year.

During the nine months ended September 30, 2022, we used cash of $207,798 in operating activities compared to cash used in operating activities of $45,247 in the same period in the prior year.

During the nine months ended September 30, 2022, we used cash in investing activities of ($12,991) compared to cash used in investing activities of ($78) in the same period in the prior year.

Net cash used in financing activities was ($27,556) in the nine months ended September 30, 2022. This compares to cash provided by financing activities of $9,288 in the same period in the prior year.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2022. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2022, the Company’s disclosure controls and procedures were effective (at the “reasonable assurance” level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

We are not currently a party to any legal proceeding and was not a party to any other legal proceeding during the quarter ended September 30, 2022. We are currently not aware of any other legal proceedings proposed to be initiated against the Company. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no stock issuances during the quarter ended September 30, 2022.

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

ITEM 5. Other Information

None

ITEM 6. Exhibits and reports on Form 8-K

Exhibits

The following instruments are included as exhibits to this Report. Exhibits incorporated by reference are so indicated.

Exhibit Number	Description
4.4	Convertible Debenture between the Company and unrelated parties dated July 2, 2002. (b)
4.5	Common Stock Purchase Warrant between the Company and unrelated parties dated July 2, 2002. (b)
10.2	Asset Purchase Agreement by and between Bingo, Inc. and Progressive Lumber, Corp. dated January 18, 1999. (a)
10.24	Amended Consulting Agreement dated February 28, 2002, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (c)
10.32	Code of Business Conduct and Ethics dated December 22, 2006. (d)
10.33	Amended Consulting Agreement dated June 16, 2010, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (e)
10.37	Amended Consulting Agreement dated August 1, 2013, between the Company, T.M. Williams (Row), Ltd., and T.M. Williams. (f)
10.38	Consulting Agreement dated January 1, 2014, between the Company, Jayska Consulting Ltd., and J.M. Williams. (f)
10.39	Consulting Agreement dated January 1, 2014, between the Company, LVA Media Inc., and J.M. Williams. (f)
10.41	Consulting Agreement dated January 1, 2014, between the Company, Bromley Accounting Services Limited, and H. W. Bromley. (f)
10.42	Share Purchase Agreement for the purchase of Kidoz Ltd. (g)
31.1	Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 14, 2022.
31.2	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d -15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 14, 2022.
32.1	Certification from the Chief Executive Officer of Kidoz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 14, 2022.
32.2	Certification from the Chief Financial Officer of Kidoz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 14, 2022.

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

(d) Previously filed with the Company’s report on Form 8-K on December 26, 2006.

(e) Previously filed with the Company’s report on Form 8-K on June 17, 2010.

(f) Previously filed with the Company’s report on Form 8-K on March 24, 2014.

(g) Previously filed with the Company’s report on Form 8-K on March 12, 2019.

Reports on Form 8-K.

During the quarter ended September 30, 2022, the Company filed a Form 8-K and Form 51-102F3 announcing the initiation of a normal course issuer bid upon approval from the Toronto Stock Exchange, whereby the Company may acquire over the next 12 months up to 6,579,074 Shares, representing up to 5% of the issued and outstanding Shares.

Reports Subsequent to the quarter ended September 30, 2022.

There were no reports subsequent to the quarter ended September 30, 2022.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 14, 2022	KIDOZ INC.
(Registrant)

Date:	November 14, 2022	/S/ J.M. Williams
J. M. Williams, Co-Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2022	/S/ H. W. Bromley
H.W. Bromley, Chief Financial Officer
(Principal Accounting Officer)

Page 37